Form 10-Q
period 1998-03-31
COWLITZ BANCORPORATION
filed 1998-05-13
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


           [X] Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                      For the quarter ended March 31, 1998

          [ ] Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

               For the transition period from ________ to ________

                             Commission file number
                                     0-23881
                             COWLITZ BANCORPORATION
             (Exact name of registrant as specified in its charter)

         Washington                                       91-152984
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


                  927 Commerce Ave., Longview, Washington 98632
               (Address of principal executive offices) (Zip Code)

                                 (360) 423-9800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes_____ No__X__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 1998:        4,000,291

                                TABLE OF CONTENTS
                                                                                          Page
Part I
Financial Statements

         Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997                                               3

         Consolidated Statements of Income -
         Three months ended March 31, 1998 and March 31, 1997                               4

         Consolidated Statements of Cash Flows
         Three months ended March 31, 1998 and March 31, 1997                               5

         Consolidated Statements of Changes in Shareholders' Equity                         6

         Notes to Consolidated Financial Statements                                         7

         Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                         10

Part II

Other

         Changes in Securities and Use of Proceeds                                         16
         Signatures                                                                        17

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (in thousand of dollars)

                                                                       March 31,        December 31,
                                                                          1998            1997
                                                                      (unaudited)
ASSETS
Cash and due from banks...........................................     $  38,291        $  23,109
Investment securities:
   Investments  available-for-sale  (at fair value, cost of
     $6,994 and $3,993 at March 31, 1998 and December 31, 1997,
     respectively)................................................         7,010            4,017
   Investments held-to-maturity (at amortized cost, fair value of
     $4,983 and $4,486 at March 31, 1998 and December 31, 1997,
     respectively)................................................         4,961            4,464
                                                                       ---------        ---------
     Total investment securities..................................        11,971            8,481
                                                                       ---------        ---------

Loans.............................................................       132,068          131,963
Allowance for loan losses.........................................        (1,958)          (1,970)
                                                                       ---------        ---------
   Loans, net.....................................................       130,110          129,993
                                                                       ---------        ---------
Premises and equipment, net of accumulated depreciation of $1,478 and $1,354 at March 31, 1998 and December 31, 1997,
   respectively...................................................         5,651            5,653
Federal Home Loan Bank stock......................................         2,711            2,658
Intangible asset, net of accumulated amortization of $192 and $123
   at March 31, 1998 and December 31, 1997, respectively..........         1,778            1,847
Other assets......................................................         1,914            1,552
                                                                       ---------        ---------
     Total assets.................................................     $ 192,426        $ 173,293
                                                                       =========        =========

LIABILITIES
Deposits:
   Demand.........................................................     $  31,743        $  27,141
   Savings and interest-bearing demand............................        47,432           46,454
   Certificates of deposit........................................        60,583           62,614
                                                                       ---------        ---------
     Total deposits...............................................       139,758          136,209
Short-term borrowings.............................................         1,175              725
Long-term borrowings..............................................        21,386           21,900
Other liabilities.................................................           826              572
                                                                       ---------        ---------
     Total liabilities............................................     $ 163,145         $159,406
                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock,  no par value;  5,000,000 and no shares  authorized as of March
   31,  1998  and  December  31,  1997,  respectively;   no  shares  issued  and
   outstanding at March 31, 1998 and
   December 31, 1997, respectively................................     $       -        $       -
Common stock, no par value; 25,000,000 and 3,937,500 authorized as of March 31, 1998 and December 31, 1997, respectively;
   3,999,796 and 2,604,543 shares issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively.............        18,259            3,262
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................         9,474            9,071
Net unrealized gains on investments available-for-sale............            10               16
                                                                       ---------        ---------
     Total shareholders' equity...................................        29,281           13,887
                                                                       ---------        ---------
     Total liabilities and shareholders' equity...................     $ 192,426        $ 173,293
                                                                       =========        =========

        The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)

                                                                           Three months ended
                                                                                   March 31,
                                                                            1998             1997
                                                                       ---------        ---------
                                                                               (unaudited)
INTEREST INCOME
Interest and fees on loans........................................     $   3,344        $   3,264
Interest on taxable investment securities.........................           195              145
Interest from other banks.........................................           242              185
                                                                       ---------        ---------
   Total interest income..........................................         3,781            3,594
                                                                       ---------        ---------

INTEREST EXPENSE
Savings and interest-bearing demand...............................           402              266
Certificates of deposit...........................................           899            1,135
Short-term borrowings.............................................            17               11
Long-term borrowings..............................................           343              349
                                                                       ---------        ---------
   Total interest expense.........................................         1,661            1,761
                                                                       ---------        ---------
   Net interest income before provision for loan losses...........         2,120            1,833

PROVISION FOR LOAN LOSSES.........................................          (106)             (91)
                                                                       ---------        ---------
   Net interest income after provision for loan losses............         2,014            1,742
                                                                       ---------        ---------

NONINTEREST INCOME
   Service charges on deposit accounts............................           164              105
   Other income...................................................            95               49
   Net gains on sales of available-for-sale securities............             5                -
                                                                       ---------        ---------
     Total noninterest income.....................................           264              154
                                                                       ---------        ---------

NONINTEREST EXPENSE
   Salaries and employee benefits.................................           938              621
   Net occupancy and equipment expense............................           195              136
   Other operating expense........................................           486              359
                                                                       ---------        ---------
     Total noninterest expense....................................         1,619            1,116
                                                                       ---------        ---------
     Income before income tax expense.............................           659              780

INCOME TAX EXPENSE................................................           224              265
                                                                       ---------        ---------
     Net income...................................................     $     435        $     515
                                                                       =========        =========

BASIC EARNINGS PER SHARE..........................................     $   0.15         $    0.20
DILUTED EARNINGS PER SHARE........................................     $   0.14         $    0.20


        The accompanying notes are an integral part of these statements.

                      COWLTIZ BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                           Three months ended
                                                                                   March 31,
                                                                            1998             1997
                                                                       ---------        ---------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................     $     435        $     515
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization................................           125               75
     Provisions for loan losses...................................           106               91
     Net amortization of investment security premiums and accretion
       of discounts...............................................            (1)              (1)
     (Increase) in other assets...................................          (293)            (676)
     Increase in other liabilities................................           254              101
     Federal Home Loan Bank stock dividends.......................           (53)             (50)
                                                                       ---------        ---------
         Net cash provided by operating activities................           573               55
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity.............................................           694              788
   Proceeds from sales of investment securities
     available-for-sale...........................................         1,000                -
   Purchases of investment securities:
     Held-to-maturity.............................................        (1,190)            (987)
     Available-for-sale...........................................        (3,996)          (1,993)
   Net (increase) decrease in loans...............................          (223)              60
   Purchases of premises and equipment............................          (126)            (311)
                                                                       ---------        ---------
       Net cash (used in) provided by investment activities.......        (3,841)          (2,443)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest-bearing
     demand deposits..............................................         5,580            6,517
   Net increase (decrease) in certificates of deposit.............        (2,031)          (2,666)
   Dividends paid.................................................           (32)             (27)
   Net increase in short-term borrowings..........................           450              200
   Net proceeds (repayment) of long-term borrowings...............          (514)          (2,355)
   Issuance of common stock for cash, net of amount paid for
       fractional shares..........................................        14,997               39
                                                                       ---------        ---------
       Net cash provided by shares financing activities...........        18,450            1,708
                                                                       ---------        ---------
       Net increase (decrease) in cash and due from banks.........        15,182             (680)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR......................        23,109           20,905
                                                                       ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD..........................     $  38,291        $  20,225
                                                                       =========        =========

        The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)
                                  (unaudited)

                                                                                       Unrealized
                                                                                       Gains/losses
                                                                Additional             on invest.     Total
                                             Common Stock        Paid-in    Retained   available- Shareholders'
                                         Shares       Amount     Capital    Earnings    for-sale     Equity
BALANCE AT DECEMBER 31, 1996              2,590,403   $  3,195   $  1,538   $   7,073    $    7    $  11,813
  Issuance of common stock for cash....      14,140         67          -          -          -           67
  Net income...........................           -          -          -      2,124          -        2,124
  Cash dividend paid ($.0143 per share)           -          -          -       (126)         -         (126)
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $5...........           -          -          -          -          9            9
                                         ----------   --------   --------   --------     ------    ---------

BALANCE AT DECEMBER 31, 1997...........   2,604,543      3,262      1,538      9,071        16        13,887
  Issuance of common stock for cash....   1,395,253     14,998          -          -          -       14,998
  Net income...........................           -          -          -        435                     435
  Cash dividends paid ($.0125 per share)          -          -          -        (32)         -          (32)
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $4...........           -          -          -          -         (6)          (6)
Cash paid for fractional shares........                     (1)         -          -          -           (1)
                                         ----------   ---------  --------   --------     ------    ----------

BALANCE AT MARCH 31, 1998                 3,999,796   $ 18,259   $ 1,538     $ 9,474     $   10    $  29,281
                                          =========   ========  =======    =========     =======   ==========


        The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

     Cowlitz Bancorporation (the Company) is a one bank holding company located in Southwest Washington. The Company's wholly owned subsidiary, Cowlitz Bank (the Bank), a Washington state-chartered commercial bank, is the only community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers.

2. Principles of Consolidation

     The accompanying  consolidated financial statements include the accounts of
the  Company  and  its  subsidiary,   the  Bank.  All  significant  intercompany
transactions and balances have been eliminated.

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.

3.   Supplemental Cash Flow Information

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts in the balance sheet caption "Cash and due from banks" and included cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

4.  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.  Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                         Weighted       Per Share
                                                     Net Income          Avg.Shares      Amount
                                                            For the quarter ended March 31, 1998
                  Basic earnings per share           $   435             2,844,440      $ .15
                  Stock Options                                            198,041
                  Diluted earnings per share         $   435             3,042,481      $ .14

                                                            For the quarter ended March 31, 1997
                  Basic earnings per share           $   515             2,586,078      $ .20
                  Stock Options                                                  0
                  Diluted earnings per share         $   515             2,586,078      $ .20

     For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

6.  Recently Issued Accounting Standards

     In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98 on computations of earnings per share. SAB No. 98, which was effective upon issuance, revised the SEC's guidance on the treatment of stock options issued shortly before an Initial Public Offering
(IPO) in earnings per share calculations. Prior to the issuance of SAB No. 98, the SEC required that stock options issued within one year of an IPO with exercise prices below the IPO price be treated as outstanding for all reporting periods for purposes of calculating earnings per share. The Company followed this guidance for the stock options granted September 30, 1997 and, accordingly treated the options as outstanding for all periods in computing both basic and diluted earnings per share. SAB No. 98 now requires that only "nominal issuances" of stock or stock options be reflected in all earnings per share calculations for all periods presented. The Company's September 30, 1997, stock options do not meet the SEC's definition of a nominal issuance. As required by SAB No. 98, these stock options are now included in the calculation of diluted earnings per share only for periods subsequent to their issuance on September 30, 1997, and are not included in the basic earnings per share calculation.

   As required by SAB No. 98, the Company has restated its historical basic and diluted earnings per share to conform with this new guidance. The following is a summary of the historical and restated earnings per share amounts:

                                                                          March 31, 1997
                                                                  Basic                 Diluted
                                    Previously reported EPS...    $  .17                $ .17
                                    Restated EPS..............    $  .20                $ .20


7.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," for the quarter ending March 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and it's components in the financial statements. For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of it's available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the unrealized gains or losses on available-for-sale securities as a component of comprehensive income:

                                                                  Three months ended
                                                                         March 31
                                                                  1998            1997
                           Net income.........................   $  435          $ 515
                           Net change in unrealized gain/loss
                             on available for sale securities.       (6)             9
                                                                 ------          -----
                           Comprehensive income...............   $  429          $524
                                                                 ======          ====

8.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS


     The following Management's discussion and Analysis of Financial Conditions and Results of Operations includes a discussion of certain significant business trends and uncertainties as well as certain forward-looking statements and is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statement of the Company and accompanying notes include elsewhere herein.


Results of Operations

   Net Income

     The Company's net income of $435,000 or $.14 per diluted share at March 31, 1998, reflects a decrease of 15.5% compared to net income of $515,000 or $.20 per diluted share at March 31, 1997. This decrease is a result of the Company's business expansion in the third quarter of 1997, in which it opened a trust department and acquired three Wells Fargo Bank branches located in Cowlitz County. As discussed in footnote 6 to the interim financial statements, the Company has restated earnings per share for the quarter ended March 31, 1997, as required by the SEC's recently issued SAB No.98. Non-interest expense increased for the first quarter of 1998, due to increased staff costs and amortization of the core deposit premium associated with the Wells Fargo branch acquisition. These increases resulted from the recent expansion of the Company. The diluted earnings per share also reflects the addition of 1,380,000 shares on March 12, 1998 as a result of the Company's initial public offering.

   Net Interest Income

     For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

     Net interest income for the quarter ended March 31, 1998 was $2.1 million, which was an increase of 15.7% from $1.8 million at March 31, 1997. One component that contributed to this increase was the increase in average earning assets, the largest element of which was an increase in the volume of loans. The overall tax-equivalent earning asset yield of 9.51% at March 31, 1998 compared to 9.67% at March 31, 1997. The lower yields were primarily attributable to lower interest rates on loans due to current market conditions and increased competition for loans in the Company's market area.

     The average cost of interest bearing liabilities declined to 5.06% at March 31, 1998 compared to 5.38% at March 31, 1997. The Company has not aggressively priced certain higher interest rate certificates of deposit since the acquisition of the three former Wells Fargo branches.

Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                     Three Months Ended
(unaudited)                                   March 31,            Increase
(in thousands of dollars)              1998         1997          (Decrease)            Change
                                    -------      -------          ---------             ------
Interest  income(1)................   $  3,781     $   3,594        $      187              5.2 %
Interest expense...................      1,661         1,761              (100)            (5.7)%
                                      --------     ---------        ----------
Net interest income................   $  2,120     $   1,833        $      287             15.7 %
                                      ========     =========        ==========

Average interest earning assets....   $159,046     $ 148,717             10,329            6.9 %
Average interest bearing liabilities  $131,359     $ 130,916                443            0.3 %

Average yields earned (2)..........     9.51%        9.67%               (.16)
Average rates paid (2).............     5.06%        5.38%               (.32)
Net interest spread (2)............     4.45%        4.29%                .16
Net interest margin (2)............     5.33%        4.93%                .40

     (1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

     (2) Ratios for the three months ended March 31, 1998 and 1997 have been annualized.


Market Risk

     Interest rate risk and credit risks are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Management has assessed these risks and feels that there has been no material changes since December 31, 1997.

Provision for Loan Losses

     The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is sufficient to cover potential and future losses. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, the level of nonperforming and impaired loans, evaluation of future economic trends in the Company's market area, and other relevant factors related to the loan portfolio. The Company's provision for loan losses was $106,000 and $91,000 for the quarters ended March 31, 1998 and 1997, respectively. Net charge-offs for the first quarter of 1998 were $118,000, compared to net charge-offs of $299,000 for the same period in 1997. Nonaccrual loans were $1.5 million at March 31, 1998 and $343,000 at March 31, 1997. The increase is the result of loans to four borrowers with an aggregate principal balance of $1.2 million moved to non-accrual status in the fourth quarter of 1997 and the first quarter of 1998. Management continues to closely monitor the loan quality of new and existing relationships.

Non-Interest Income

     Non-interest income, primarily consisting of service charges and related fees, was $264,000 at March 31, 1998 and $154,000 in the corresponding period in 1997. As a result of the increase in the amount of deposits, service charges have increased to $164,000 from $105,000 at March 31, 1998 compared to March 31, 1997. Other income has also increased to $95,000 from $49,000 in the first quarter of 1998 compared to the first quarter of 1997 due to an increase in office rental income.

Non-Interest Expense

     Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premium, professional fees, and other non-interest expenses. Non-interest expenses increased 45.1% to $1.6 million for the quarter ended March 31, 1998 compared to $1.1 million for the quarter ended March 31, 1997, primarily due to increased staffing costs, occupancy expense and amortization of the deposit premium from the acquisition of three branches in July 1997.

     Salaries and benefits expense of $938,000 at March 31, 1998 represents an increase of $317,000 from $621,000 at March 31, 1997. At March 31, 1997 the Company had 100 full-time equivalent employee compared to 70 at March 31, 1998.

   Net occupancy expenses consist of depreciation on premises, lease costs and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at March 31, 1998 was $195,000 or 43.3% higher than $136,000 at March 31, 1997. The increase in occupancy expense in 1998 was due primarily to the addition of three branches purchased in the third quarter of 1997.

Income Taxes

     The provision for income taxes amounts to $224,000 and $265,000 at March 31, 1998 and 1997, respectively. The provision resulted in an effective tax rate of 34% for both periods reported.

Loan Losses and Recoveries

   At March 31, 1998 management considered the allowance for loan losses of $2.0 million sufficient to absorb possible losses on loans which may become uncollectible based on evaluations by management. The amount of the allowance for loan losses is assessed by management on a regular basis to ensure that it is sufficient to cover potential losses. Percentages are assigned for each class of specifically identified problem loans and then combined with an assessment of the balance of the loan portfolio based upon historical charge-off experience to arrive at a minimum, midpoint, and maximum range of potential loss in evaluating the adequacy of the allowance for loan losses. The allowance balance and amount of provision charged to operations is based primarily on management's evaluation of the entire portfolio. This analysis includes review of the following factors: the volume and mix of the existing loan portfolio, including volume and severity of nonperforming loans and adversely classified credits, as well as analysis of net charge-offs experienced on previously classified loans; the extent to which loan renewals and extensions are used to maintain loans on a current basis and the degree of risk associated with such loans; the nature and value of the collateral securing the loan; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; general and local economic conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several year of recoveries as a percentage of previous years' charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks.

     The following table shows the Company's loan loss performance for the periods indicated:

(unaudited)                                                            March 31,      December 31,
(in thousands of dollars)                                              1998           1997
                                                                       ---------      ----
Loans outstanding at end of period................................     $ 132,068      $ 131,963
Average loans outstanding during the period.......................     $ 131,416      $ 130,362

Allowance for loan losses, beginning of period....................     $   1,970      $   1,894
Loans charged off:
   Commercial.....................................................           124            186
   Real Estate....................................................             -              3
   Consumer.......................................................             2             23
   Credit Cards...................................................             5            112
                                                                       ---------      ---------
     Total loans charged-off......................................           131            324
                                                                       ---------      ---------

Recoveries:
   Commercial.....................................................             3              5
   Real Estate....................................................             -              -
   Consumer.......................................................             -             20
   Credit Cards...................................................            10              -
                                                                       ---------      ---------
     Total recoveries.............................................            13             25
                                                                       ---------      ---------
Provision for loan losses.........................................           106            375
                                                                       ---------      ---------

Allowance for loan losses, end of period..........................     $   1,958      $   1,970
                                                                       =========      =========

Ratio of net loans charged-off to average loans outstanding.......          .09%            .23%
Ratio of allowance for loan losses to loans at end of period......         1.48%           1.49%




Loans

     Total loans outstanding were $132.1 million and $132.0 at March 31, 1998 and December 31, 1997, respectively. Loan commitments were $17.7 million at March 31, 1998 and $16.6 million at December 31, 1997.

     The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                                March 31, 1998                December 31, 1997
(in thousands of dollars)                          Amount         Percentage          Amount      Percentage
                                                   -------------------------          ----------------------
Commercial .................................       $   98,328        74.1%         $  93,829          70.8%
Real estate construction....................            2,766         2.1              3,495           2.6
Real estate commercial......................            4,542         3.4              5,475           4.1
Real estate mortgage........................           21,690        16.3             24,167          18.2
Consumer and other..........................            5,319         4.0              5,571           4.2
Contracts purchased.........................               47          .1                 81            .1
                                                   ----------    --------          ---------         -----
                                                      132,692       100.0%           132,618         100.0%
                                                                 ========                            =====
Deferred loan fees..........................             (624)                          (655)
                                                   ----------                      ---------
     Total loans............................          132,068                        131,963
Allowance for loan losses...................           (1,958)                        (1,970)
                                                   ----------                      ---------
     Total loans, net.......................         $130,110                      $ 129,993
                                                   ==========                      =========


During its normal loan review procedures, the Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days). The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance for loan losses when management believes after considering economic and business conditions, collection efforts, and collateral position, that the borrowers' financial condition is such that collection of the principal is not probable.

     Generally, no interest is accrued on loans when factors indicate collection of the interest is doubtful or when the principal or interest payment becomes 90 days past due, unless collection of the principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the collection of the remaining recorded principal balance is considered probable.

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:

(unadited)                                                             March 31,        December 31,
(in thousands of dollars)                                              1998             1997
                                                                       ---------        -----------
Loans on nonaccrual status                                                 1,508            1,897
Loans past due greater than 90 days but not on nonaccrual status             478              432
Other real estate owned                                                      321               88
Troubled debt restructuring                                                    -                -
                                                                       ---------        ---------
   Total nonperforming assets                                              2,307            2,417
                                                                       =========        =========
Percentage of nonperforming assets to total assets                         1.20%             1.39%


     At March 31,1998 nonperforming assets loans were $2.3 million or 1.2% of total assets. This reflects the nonaccrual status of four borrowers with a aggregate balance of $1.2 million . Each of these loans is secured primarily by real estate and management believes that in each case the value of the collateral exceeds the principal balance of the loan. Management does not believe that the company will incur any loss with respect to any of these four borrowers.


Liquidity

     Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of March 31, 1998, approximately $1.0 million of the securities portfolio matures within one year.

     On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $483,000 net proceeds were $14.9 million. Of these proceeds $146,000 has been used to repay long-term debt and on April 27, 1998 $1.0 million was used to repay a subordinated note. The remainder of the proceeds will be used for acquisitions and other business opportunities.

     Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at March 31, 1998 bear interest at rates from 4.48% to 8.62%. At March 31, 1998, $20.3 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $27.8 million. Due to the acquisition of three branches and the cash on deposit with the bank from the initial public offering in March 1998 the need for FHLB borrowings has decreased. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At March 31, 1998, the Company's ratios were 21.73% and 23.30%, respectively. At December 31, 1997, the company's ratios were 9.6% and 11.34%, respectively. The ratio of average shareholders' equity to average assets was 15.90% and 7.69% at March 31, 1998 and December 31, 1997, respectively. March 31, 1998 ratios are significantly higher than those at December 31, 1997 due to the initial public offering on March 12, 1998 in which $14.9 million was raised in additional capital.

                           Part II. Other Information

Item 2

Changes in Securities and Use of Proceeds


     On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $483,000 net proceeds were $14.9 million. The managing underwriters were Black & Company, Inc. and Pacific Crest Securities, Inc. Of these proceeds $146,000 has been used to repay long-term debt. On March 24, 1998 the company called $1.0 million in subordinated notes which bear interest at 8.5% per annum, which was paid on April 27,1998. The remainder of the proceeds has been invested in an interest bearing account at FHLB, Seattle.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Cowlitz Bancorporation
                                       (Registrant)


                                       /s/ Charles W. Jarrett
Dated: May 13, 1998                    ______________________________________
                                        Charles W. Jarrett
                                        President and Chief Operating Officer

                                       /s/ Donna P. Gardner
Dated: May 13, 1998                   _______________________________________
                                      Donna P. Gardner
                                      Vice-President/Secretary-Treasurer