Form 10-Q
period 1998-06-30
COWLITZ BANCORPORATION
filed 1998-08-14
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


           [X] Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                       For the quarter ended June 30, 1998

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

Yes__X___         No____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on July 31, 1998:         4,000,682

                                TABLE OF CONTENTS

                                                                      Page
Part I
Financial Statements

         Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                            3

         Consolidated Statements of Income -
         Three and Six months ended June 30, 1998 and June 30, 1997     4

         Consolidated Statements of Cash Flows
         Six months ended June 30, 1998 and June 30, 1997               5

         Consolidated Statements of Changes in Shareholders' Equity     6

         Notes to Consolidated Financial Statements                     7

         Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                      11

Part II

Other

         Changes in Securities and Use of Proceeds                      18
         Other Information                                              18

         Exhibits and Reports on Form 8-K                               18

         Signatures                                                     19

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (in thousand of dollars)

                                                                        June 30,         December 31,
                                                                          1998                1997
                                                                        (unaudited)
ASSETS
Cash and due from banks...........................................     $  26,274        $  23,109
Investment securities:
   Investments  available-for-sale  (at fair value, cost of $6,994 and $3,993 at June 30, 1998 and December 31, 1997,
     respectively)................................................         7,007            4,017
   Investments held-to-maturity (at amortized cost, fair value of
     $6,869 and $4,486 at June 30, 1998 and December 31, 1997,
     respectively)................................................         6,843            4,464
                                                                       ---------        ---------
     Total investment securities..................................        13,850            8,481
                                                                       ---------        ---------

Loans.............................................................       129,262          131,963
Allowance for loan losses.........................................        (1,923)          (1,970)
                                                                       ---------        ---------
   Loans, net.....................................................       127,339          129,993
                                                                       ---------        ---------
Premises and equipment, net of accumulated depreciation of $1,607 and $1,354 at June 30, 1998 and December 31, 1997,
   respectively...................................................         5,937            5,653
Federal Home Loan Bank stock......................................         2,763            2,658
Intangible asset, net of accumulated amortization of $252 and $123
   at June 30, 1998 and December 31, 1997, respectively...........         1,708            1,847
Other assets......................................................         2,311            1,552
                                                                       ---------        ---------
     Total assets.................................................     $ 180,182        $ 173,293
                                                                       =========        =========

LIABILITIES
Deposits:
   Demand.........................................................     $  30,880        $  27,141
   Savings and interest-bearing demand............................        46,092           46,454
   Certificates of deposit........................................        50,813           62,614
                                                                       ---------        ---------
     Total deposits...............................................       127,785          136,209
Short-term borrowings.............................................         1,825              725
Long-term borrowings..............................................        20,190           21,900
Other liabilities.................................................           493              572
                                                                       ---------        ---------
     Total liabilities............................................     $ 150,293         $159,406
                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 and no shares authorized as of June 30, 1998 and December 31, 1997, respectively;
   no shares issued and outstanding at June 30, 1998 and
   December 31, 1997, respectively................................     $       -        $       -
Common stock, no par value; 25,000,000 and 3,937,500 authorized as of June 30, 1998 and December 31, 1997, respectively;
   4,000,291 and 2,604,543 shares issued and outstanding at
   June 30, 1998 and December 31, 1997, respectively..............        18,275            3,262
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................        10,068            9,071
Net unrealized gains on investments available-for-sale............             8               16
                                                                       ---------        ---------
     Total shareholders' equity...................................        29,889           13,887
                                                                       ---------        ---------
     Total liabilities and shareholders' equity...................     $ 180,182        $ 173,293
                                                                       =========        =========

        The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)

                                                          Three months ended            Six months ended
                                                                June 30,                     June 30,
                                                            1998       1997               1998       1997
                                                          --------   --------           ---------  ---------
                                                                            (unaudited)
INTEREST INCOME
Interest and fees on loans.............................   $  3,444   $  3,386           $   6,788  $   6,650
Interest on taxable investment securities..............        257        159                 452        304
Interest on non-taxable investments securities.........          1          0                   1          0
Interest from other banks..............................        487         77                 729        262
                                                          --------   --------           ---------  ---------
   Total interest income...............................      4,189      3,622               7,970      7,216
                                                          --------   --------           ---------  ---------

INTEREST EXPENSE
Savings and interest-bearing demand....................        516        250                 918        516
Certificates of deposit................................        859      1,080               1,758      2,215
Short-term borrowings..................................         20         11                  37         22
Long-term borrowings...................................        327        335                 670        684
                                                          --------   --------           ---------  ---------
   Total interest expense..............................      1,722      1,676               3,383      3,437
                                                          --------   --------           ---------  ---------
   Net interest income before provision for loan losses      2,467      1,946               4,587      3,779

PROVISION FOR LOAN LOSSES..............................        (26)       (98)               (132)      (189)
                                                          --------   --------           ---------  ---------
   Net interest income after provision for loan losses.      2,441      1,848               4,455      3,590
                                                          --------   --------           ---------  ---------

NONINTEREST INCOME
   Service charges on deposit accounts.................        155        119                 319        224
   Other income........................................         76         42                 171         91
   Net gains on sales of available-for-sale securities.          -          -                   5          -
                                                          --------   --------           ---------  ---------
     Total noninterest income..........................        231        161                 495        315
                                                          --------   --------           ---------  ---------

NONINTEREST EXPENSE
   Salaries and employee benefits......................        912        676               1,850      1,297
   Net occupancy and equipment expense.................        229        161                 424        297
   Other operating expense.............................        540        377               1,026        736
                                                          --------   --------           ---------  ---------
     Total noninterest expense.........................      1,681      1,214               3,300      2,330
                                                          --------   --------           ---------  ---------
     Income before income tax expense..................        991        795               1,650      1,575

INCOME TAX EXPENSE.....................................        337        271                 561        536
                                                          --------   --------           ---------  ---------
     Net income........................................   $    654   $    524           $   1,089  $   1,039
                                                          ========   ========           =========  =========

BASIC EARNINGS PER SHARE...............................   $   0.16   $   0.20           $   .32    $     .40
DILUTED EARNINGS PER SHARE.............................   $   0.15   $   0.20           $   .30    $     .40


        The accompanying notes are an integral part of these statements.

                      COWLTIZ BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                            Six months ended
                                                                                 June 30,
                                                                          1998            1997
                                                                       ---------        ---------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................     $   1,089        $   1,039
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization................................           391              166
     Provisions for loan losses...................................           132              189
     Net amortization of investment security premiums and accretion
       of discounts...............................................            (3)              (2)
     (Increase) in other assets...................................          (759)            (413)
     (Decrease) in other liabilities..............................           (79)            (142)
     Federal Home Loan Bank stock dividends.......................          (105)             (94)
                                                                       ---------        ---------
         Net cash provided by operating activities................           666              743
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity.............................................           892              788
   Proceeds from sales of investment securities
     available-for-sale...........................................         1,000                -
   Purchases of investment securities:
     Held-to-maturity.............................................        (3,268)            (987)
     Available-for-sale...........................................        (3,996)          (1,993)
   Net (increase) decrease in loans...............................         2,522           (4,384)
   Purchases of premises and equipment............................          (539)          (1,048)
                                                                       ---------        ---------
       Net cash (used in) provided by investment activities.......        (3,389)          (7,624)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest-bearing
     demand deposits..............................................         3,377            3,461
   Net increase (decrease) in certificates of deposit.............       (11,801)          (3,672)
   Dividends paid.................................................           (92)             (60)
   Net increase (decrease) in short-term borrowings...............          1100              (25)
   Net proceeds (repayment) of long-term borrowings...............         (1710)            (550)
   Issuance of common stock for cash, net of amount paid for
       fractional shares..........................................        15,014               49
                                                                       ---------        ---------
       Net cash provided by shares financing activities...........         5,888             (797)
                                                                       ---------        ----------
       Net increase (decrease) in cash and due from banks.........         3,165           (7,678)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR......................        23,109           20,905
                                                                       ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD..........................     $  26,274        $  13,227
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

                      COWLITZ BANCORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (in thousands of dollars)
                                  (unaudited)

                                                                                      Unrealized
                                                                                     Gains/losses
                                                       Additional                      on invest.   Total
                                             Common Stock        Paid-in    Retained   available- Shareholders'
                                         Shares       Amount     Capital    Earnings    for-sale     Equity
BALANCE AT DECEMBER 31, 1996              2,590,403   $  3,195   $  1,538   $   7,073    $    7    $  11,813
  Issuance of common stock for cash....      14,140         67          -          -          -           67
  Net income...........................           -          -          -      2,124          -        2,124
  Cash dividend paid ($.0143 per share)           -          -          -       (126)         -         (126)
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $5...........           -          -          -          -          9            9
                                         ----------   --------   --------   --------     ------    ---------

BALANCE AT DECEMBER 31, 1997...........   2,604,543      3,262      1,538      9,071         16       13,887
  Issuance of common stock for cash....   1,395,825     15,014          -          -          -       15,014
  Net income...........................           -          -          -      1,089          -        1,089
  Cash dividends paid ($.0125 per share)          -          -          -        (92)         -          (92)
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $4...........           -          -          -          -         (8)          (8)
Cash paid for fractional shares........         (77)        (1)         -          -          -           (1)
                                         -----------  ---------  --------   --------     ------    ---------

BALANCE AT JUNE 30, 1998                  4,000,291   $ 18,275    $1,538  $   10,068    $     8    $  29,889
                                          =========   ========    ======  ==========    =======    =========

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

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.

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

5.  Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                       Weighted       Per Share
                                      Net Income      Avg Shares       Amount
                                      ----------      ----------      ---------
                                       For the three months ended June 30, 1998
  Basic earnings per share           $   654           4,000,247        $ .16
  Stock Options                                          221,037
  Diluted earnings per share         $   654           4,221,284        $ .15

                                       For the three months ended June 30, 1997

  Basic earnings per share           $   524           2,601,428        $ .20
  Stock Options                                                0
  Diluted earnings per share         $   524           2,601,428        $ .20

                                       For the six months ended June 30, 1998

  Basic earnings per share           $ 1,089           3,425,537        $ .32
  Stock Options                                          209,930
  Diluted earnings per share         $1,089            3,635,467        $ .30

                                       For the six months ended June 30, 1997

  Basic earnings per share           $ 1,039           2,600,037        $ .40
  Stock Options                                                0
  Diluted earnings per share         $ 1,039           2,600,037        $ .40


     For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

6.  Recently Issued Accounting Standards

SAB No. 98

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

     As required by SAB No. 98, the Company has restated its historical basic and diluted earnings per share to conform with this new guidance. The following is a summary of the historical and restated earnings per share amounts:

                                           Three months ended              Six months ended
                                               June 30, 1997                 June 30, 1997
                                          Basic         Diluted          Basic          Diluted
     Previously reported EPS........    $   .19        $  .19          $   .37        $   .37
     Restated EPS...................    $   .20        $  .20          $   .40        $   .40


SFAS No. 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substatively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The implementation of this statement is not expected to have a material impact on the Company's financial position or results of operation.

7.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," for the period ending June 30, 1998. This statement establishes standards for the reporting and display of comprehensive income and it's components in the financial statements. For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of it's available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the unrealized gains or losses on available-for-sale securities as a component of comprehensive income:

                                              Three months ended        Six months ended
                                                     June 30,                 June 30,
                                                 1998       1997         1998       1997
                                                 ----       ----         ----       ----
   Net income................................  $   654    $   524      $ 1,089    $ 1,039
   Net change in unrealized gain/loss on
     available for sale securities, net of tax      (2)        19           (8)        (4)
                                               -------    -------      -------     ------
   Comprehensive income......................  $   652    $   543      $ 1,081    $ 1,035
                                               =======    =======      =======    =======

8.  Subsequent Event

     On August 11, 1998, the Company entered into a stock purchase agreement with Business Finance Corporation (BFC), of Bellevue, Washington. Under the agreement, BFC will become a wholly-owned subsidiary of Cowlitz Bancorporation. BFC provides factoring, leasing, and inventory financing services in Washington, Oregon, California, and Nevada. The acquisition, to be accounted for under the purchase method, will include the initial issuance of common stock with a value of $500,000, cash payments totaling approximately $1.8 million (subject to adjustments based on final determination of BFC's shareholder's equity) and a future contingent issuance of common stock valued at $500,000 if BFC achieves certain earnings targets for the twelve month period following the acquisition. The acquisition, which is expected to close during the third quarter of 1998, is subject to approval by the applicable regulatory agencies.


9.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS


     The following Management's discussion and Analysis of Financial Conditions and Results of Operations includes a discussion of certain significant business trends and uncertainties as well as certain forward-looking statements and is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and accompanying notes include elsewhere herein.


Results of Operations

Net Income

     Three months ended June 30, 1998 and 1997

     The Company's net income of $654,000 at June 30, 1998, reflects an increase of 24.8% compared to net income of $524,000 at June 30, 1997. The increase in second quarter earnings is primarily a result of a 26.8% increase in net interest income for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The increase is a result of the investment of funds received in the Company's March 1998 Initial Public Offering and from the growth of non-interest bearing deposits. Earnings per diluted share were $.15 for the three months ended June 30, 1998 compared to $.20 per diluted share for the same period in 1997, this decrease was a result of the issuance of 1,380,000 additional shares in the Company's IPO in March 1998. As discussed in footnote 6 to the interim financial statements, the Company has restated earnings per share for the quarter ended June 30, 1997, as required by the SEC's recently issued SAB No.98.

     Six months ended June 30, 1998 and 1997

     Net income for the first six months of 1998 was $1.1 million compared to $1.0 million for the comparable period in 1997. Net income for 1998 has increased as the Company has expanded its mortgage and trust services and benefited from its branch acquisitions in the second half of 1997. Net income for the six months ended June 30, 1998 also reflects the increase in interest income from the investment of funds from the Company's IPO in the first quarter of 1998.

Net Interest Income

     Three Months ended June 30, 1998 and 1997

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

     Net interest income for the quarter ended June 30, 1998 was $2.5 million, which was an increase of 26.8% from $1.9 million at June 30, 1997. One component that contributed to this increase was the increase in average earning assets, the largest element of which was an increase in the interest bearing due from banks resulting from the investment of the Company's Initial Public Offering proceeds. The overall tax-equivalent earning asset yield of 9.87% at June 30, 1998 compared to 10.01% at June 30, 1997. The lower yields were primarily attributable to lower interest rates on loans due to current market conditions and increased competition for loans in the Company's market area.

     The average cost of interest-bearing liabilities was 5.41% at June 30, 1998 compared to 5.38% at June 30, 1997. Average interest-bearing liabilities increased to $127.4 million at June 30, 1998 as compared to $124.6 million for the corresponding period in 1997. Interest paid on savings and interest-bearing demands increased to $516,000 for the quarter ended June 30, 1998 from $250,000 for the quarter ended June 30, 1997. This increase is mainly due to interest-bearing deposits added in connection with the July 1997 branch acquisition. Interest paid on certificates of deposit decreased to $859,000 for the quarter ended June 30, 1998 from $1.1 million for the like 1997 period. The Company has not aggressively priced certain of its higher yielding certificates of deposits after acquisition of three branch deposits, resulting in these certificates of deposit generally not renewing at maturity. In accordance with this strategy, approximately $7.1 million of higher rate certificates of deposit matured and were not renewed during June 1998.


Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                     Three Months Ended
(unaudited)                                   June 30,             Increase
(in thousands of dollars)              1998         1997          (Decrease)            Change
                                    -------      -------          ---------             ------
Interest  income(1)................ $  4,189     $   3,622        $      567              15.7 %
Interest expense...................    1,722         1,676                46               2.7 %
                                    --------     ---------        ----------

Net interest income................ $  2,467     $   1,946        $      521              26.8 %
                                    ========     =========        ==========

Average interest earning assets.... $169,684     $ 144,734            24,950              17.2 %
Average interest bearing
 liabilities....................... $127,390     $ 124,612              2,778              2.2 %

Average yields earned (2)..........     9.87%       10.01%               (.14)
Average rates paid (2).............     5.41%        5.38%                .03
Net interest spread (2)............     4.46%        4.63%               (.17)
Net interest margin (2)............     5.82%        5.38%                .44

     (1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

     (2) Ratios for the three months ended June 30, 1998 and 1997 have been annualized.


     Six Months Ended June 30,1998 and 1997

     Total interest earnings assets averaged $164.4 million for the six months ended June 30, 1998, compared to $145.7 million for the corresponding period in 1997. The average yield on interest earning assets decreased to 9.70% during the first six months of 1998 compared to 9.91% for the corresponding period in 1997, as a result of lower yields on loans and investment securities.

     Interest bearing liabilities averaged $128.6 million and $126.9 million during the first six months of 1998 and 1997, respectively. The average cost of these liabilities decreased in the first six months of 1998 to 5.26% from 5.42% in the first six months of 1997. The Company has replaced certain higher interest rate certificates of deposit with lower cost core deposits as a result of the branch acquisitions in July 1997.

Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                      Six Months Ended
(unaudited)                                   June 30,             Increase
(in thousands of dollars)              1998         1997          (Decrease)            Change
                                    -------      -------          ---------             ------
Interest  income(1)................ $  7,970     $   7,216        $      754              10.4 %
Interest expense...................    3,383         3,437               (54)             (1.6)%
                                    --------     ---------        ----------
Net interest income................ $  4,587     $   3,779        $      808              21.4 %
                                    ========     =========        ==========

Average interest earning assets.... $164,394     $ 145,658             18,736             12.9 %
Average interest bearing
 liabilities......................  $128,617     $ 126,942              1,675              1.3 %

Average yields earned (2)..........     9.70%        9.91%               (.21)
Average rates paid (2).............     5.26%        5.42%               (.16)
Net interest spread (2)............     4.44%        4.49%               (.05)
Net interest margin (2)............     5.58%        5.19%                .39

     (1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

     (2) Ratios for the three months ended June 30, 1998 and 1997 have been annualized.


Market Risk

     Interest rate risk and credit risks are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Management has assessed these risks and feels that there has been no material change since December 31, 1997.

Provision for Loan Losses

     Three months ended June 30, 1998 and 1997

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

     The Company's provision for loan losses was $26,000 and $98,000 for the three months ended June 30, 1998 and 1997, respectively. Net charge-offs for the three months ended June 30, 1998 were $61,000, compared to net charge-offs of $39,000 for the same period in 1997. Nonaccrual loans were $1.5 million at June 30, 1998 and $592,000 at June 30, 1997. While loans on non-accrual status have increased, management feels that the allowance for loan losses is adequate to absorb any exposure. Management continues to closely monitor the loan quality and existing relationships. For a more detailed disclosure please see Loans.


     Six months ended June 30, 1998 and 1997

     Provisions for loan losses recorded for the six months ended June 30, 1998 were $132,000 as compared to $189,000 at June 30, 1997. Net charge-offs were $179,000 and $132,000 at June 30, 1998 and 1997, respectively. At June 30, 1998 the loan loss reserve was 1.49% of total loans outstanding.


Non-Interest Income

     Three months ended June 30, 1998 and 1997

     Non-interest income, primarily consisting of service charges and related fees, was $231,000 for the three months ended June 30, 1998 and $161,000 in the corresponding period in 1997. As a result of an increase in the number of accounts, service charges have increased to $155,000 from $119,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Other income has also increased to $76,000 from $42,000 in the second quarter of 1998 compared to the second quarter of 1997 due to an increase in office rental income.

     Six months ended June 30, 1998 and 1997

     Total non-interest income increased to $495,000 for the first six months of 1998 compared to $315,000 during the same period in 1997. The increase in non-interest income of $180,000 is a result of a 42.4% increase in service charge income after the addition of three branches in July 1997. Another component of this increase was the expansion of mortgage and trust services provided to the Cowlitz County area.

Non-Interest Expense

     Three months ended June 30, 1998 and 1997

     Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premium, professional fees, and other non-interest expenses. Non-interest expenses increased 38.5% to $1.7 million for the quarter ended June 30, 1998 compared to $1.2 million for the quarter ended June 30, 1997, primarily due to increased staffing costs, occupancy expense and amortization of the deposit premium from the acquisition of three branches in July 1997.

     Six months ended June 30, 1998 and 1997

     For the six months ended June 30, 1998 non-interest expense was $3.3 million as compared to $2.3 million for the six months ended June 30, 1997. Salaries and benefits expense of $1.9 for the first six months of 1998 represents an increase of $553,000 from $1.3 million for the comparable period in 1997. At June 30, 1998 the Company had 96 full-time equivalent employees compared to 75 at June 30, 1997.

     Net occupancy expenses consist of depreciation on premises, lease costs of buildings and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at June 30, 1998 was $424,000 or 42.8% higher than $297,000 at June 30, 1997. The increase in occupancy expense in 1998 was due primarily to the addition of three branches purchased in the third quarter of 1997.

Income Taxes

     The provision for income taxes amounts to $561,000 and $536,000 at June 30, 1998 and 1997, respectively. The provision resulted in an effective tax rate of 34% for both periods reported.

Loan Losses and Recoveries

     At June 30, 1998 management considered the allowance for loan losses of $1.9 million sufficient to absorb losses on loans which may become uncollectible based on evaluations by management. The amount of the allowance for loan losses is assessed by management on a regular basis to ensure that it is sufficient to cover potential losses. Specific reserves are assigned for sub-standard assets from the classified asset report and watch list and then combined with an assessment of the balance of the loan portfolio based upon historical charge-off experience to arrive at a minimum, midpoint, and maximum range of potential loss in evaluating the adequacy of the allowance for loan losses. The allowance balance and amount of provision charged to operations is based primarily on management's evaluation of the entire portfolio. This analysis includes review of the following factors: the volume and mix of the existing loan portfolio, including volume and severity of nonperforming loans and adversely classified credits, as well as analysis of net charge-offs experienced on previously classified loans; the extent to which loan renewals and extensions are used to maintain loans on a current basis and the degree of risk associated with such loans; the nature and value of the collateral securing the loan; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; general and local economic conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries as a percentage of previous years' charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks.

     The following table shows the Company's loan loss performance for the periods indicated:

                                                                       Six months
                                                                        ending
(unaudited)                                                            June 30,       December 31,
(in thousands of dollars)                                                1998            1997
                                                                       ---------      -----------
Loans outstanding at end of period................................     $ 129,262      $ 131,963
Average loans outstanding during the period.......................     $ 130,670      $ 130,362

Allowance for loan losses, beginning of period....................     $   1,970      $   1,894
Loans charged off:
   Commercial.....................................................           164            186
   Real Estate....................................................             -              3
   Consumer.......................................................             2             23
   Credit Cards...................................................            26            112
                                                                       ---------      ---------
     Total loans charged-off......................................           192            324
                                                                       ---------      ---------

Recoveries:
   Commercial.....................................................             3              5
   Real Estate....................................................             -              -
   Consumer.......................................................             -             20
   Credit Cards...................................................            10              -
                                                                       ---------      ---------
     Total recoveries.............................................            13             25
                                                                       ---------      ---------
Provision for loan losses.........................................           132            375
                                                                       ---------      ---------

Allowance for loan losses, end of period..........................     $   1,923      $   1,970
                                                                       =========      =========

Ratio of net loans charged-off to average loans outstanding.......          .14%            .23%
Ratio of allowance for loan losses to loans at end of period......         1.49%           1.49%


   Loans

     Total loans outstanding were $129.3 million and $132.0 at June 30, 1998 and December 31, 1997, respectively. Loan commitments were $19.1 million at June 30, 1998 and $16.6 million at December 31, 1997.

     The following table presents the composition of the Company's loan portfolio at the dates indicated:


(unaudited)                                             June 30, 1998                    December 31, 1997
(in thousands of dollars)                          Amount         Percentage           Amount      Percentage
                                                   -------------------------           ----------------------
Commercial .................................       $   97,677         75.2%         $  93,829          70.8%
Real estate construction....................            2,053          1.6              3,495           2.6
Real estate commercial......................            4,913          3.8              5,475           4.1
Real estate mortgage........................           19,814         15.3             24,167          18.2
Consumer and other..........................            5,379          4.1              5,571           4.2
Contracts purchased.........................               46           *                  81            .1
                                                   ----------     --------          ---------    ----------
                                                      129,882        100.0%           132,618         100.0%
                                                                  ========                       ==========
Deferred loan fees..........................             (620)                           (655)
                                                   ----------                       ---------
     Total loans............................          129,262                         131,963
Allowance for loan losses...................           (1,923)                         (1,970)
                                                   ----------                       ---------
     Total loans, net.......................         $127,339                       $ 129,993
                                                   ==========                       =========
*Less than .1%



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

     Generally, no interest is accrued on loans when factors indicate collection of the interest is doubtful or when the principal or interest payment becomes 90 days past due, unless collection of the principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the collection of the remaining recorded principal balance is considered probable.

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:

(unaudited)                                                            June 30,         December 31,
(in thousands of dollars)                                                1998             1997
                                                                       ---------        ----------
Loans on nonaccrual status                                                 1,509            1,897
Loans past due greater than 90 days but not on nonaccrual status             851              432
Other real estate owned                                                      600               88
Troubled debt restructuring                                                    -                -
                                                                       ---------        ---------
   Total nonperforming assets                                              2,960            2,417
                                                                       =========        =========
Percentage of nonperforming assets to total assets                         1.64%             1.39%


     At June 30, 1998 nonperforming assets were $3.0 million or 1.6% of total assets. Non-accruals of $1.5 million reflect a concentration of $1.3 million in 5 borrowers. Management has estimated the exposure on these 5 loans at $235,000. This estimated exposure has been considered in management's analysis of the adequacy of the allowance for loan losses.

Liquidity

     Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of June 30, 1998, approximately $2.0 million of the securities portfolio matures within one year.

     On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $472,000 net proceeds were $14.9 million. Of these proceeds $1.1 million has been used to repay long-term debt and a subordinated note. The remainder of the proceeds will be used for acquisitions and other business opportunities.

     Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at June 30, 1998 bear interest at rates from 4.48% to 8.62%. At June 30, 1998, $20.1 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $24.9 million. Due to the acquisition of three branches and the cash on deposit with the bank from the initial public offering in March 1998 the need for FHLB borrowings has decreased. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

     The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At June 30, 1998, the Company's ratios were 22.94% and 24.20%, respectively. At December 31, 1997, the company's ratios were 9.6% and 11.34%, respectively. The ratio of shareholders' equity to average assets was 15.25% and 6.94% at June 30, 1998 and December 31, 1997, respectively. June 30, 1998 ratios are significantly higher than those at December 31,1997 due to the initial public offering on March 12, 1998 in which $14.9 million was raised in additional capital.

Year 2000

     The Company has an active Y2K plan and committee addressing all systems affected by the millennium issue. Assessment of the Company's systems has been completed and all hardware/software as well as non-hardware/software systems have been identified. The Company is currently in the validation phase of the project. All mission critical systems will be completed by December 31, 1998 with minor systems completed by the end of the second quarter of 1999. A budget has been approved and the additional costs to address the Year 2000 issues are estimated to be $86,000. The Company's primary Y2K risk is associated with the reliance upon outside vendors such as utility companies, communications companies, and the federal government. A contingency plan is being established that would be carried out in the event that the preventative measures put in place have not been successful.

                           Part II. Other Information

Item 2

Changes in Securities and Use of Proceeds

     On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $472,000 net proceeds were $14.9 million. The managing underwriters were Black & Company, Inc. and Pacific Crest Securities, Inc. Of these proceeds $1.1 million has been used to repay long-term debt and a subordinated note. The remainder of the proceeds has been invested in an interest bearing account at FHLB, Seattle.

Item 5

Other Information

     On August 11, 1998 the Company announced its plans to acquire Business Finance Corporation (BFC), of Bellevue, Washington. BFC provides factoring, leasing, and inventory financing services in Washington, Oregon, California, and Nevada. The Company will issue common stock with a value of $500,000, cash payments totaling approximately $1.8 million and a future contingent issuance of common stock valued at $500,000 if BFC achieves certain earnings targets for the twelve month period following the acquisition. The acquisition is expected to close during the third quarter of 1998, and is subject to approval by the applicable regulatory agencies.

     A shareholder who intends to present a proposal at the Company's next annual meeting, other than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, must provide the Company notice of such intention by at least December 29, 1998 or management of the Company will have discretionary voting authority at the 1999 annual meeting with respect to such proposal without any discussion of the matter in the Company's proxy statement.

Item 6

     (a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.


     (b) On June 1, 1998, the Company filed form 8-K announcing an agreement in principle to merge with United Bancorp of Roseburg, Oregon.

     On June 8, 1998, the Company filed form 8-K announcing it had terminated discussions with respect to a proposed merger of United Bancorp of Roseburg, Oregon.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Cowlitz Bancorporation
                         (Registrant)


                         /s/ Charles W. Jarrett
Dated: 8/14/98           __________________________
                         Charles W. Jarrett
                         President and Chief Operating Officer


                         /s/ Donna P. Gardner
Dated: 8/14/98           __________________________
                         Donna P. Gardner
                         Vice-President/Secretary-Treasurer

                                 EXHIBIT INDEX

Exhibit No.

  3.1*       Restated and Amended Articles of Incorporation of the Company.

  3.2*       Bylaws of the Company.

   27        Financial Data Schedule

     *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355.