Form 10-Q
period 1998-09-30
COWLITZ BANCORPORATION
filed 1998-11-13
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


           [X] Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                    For the quarter ended September 30, 1998

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

Yes__X___         No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on October 31, 1998:      4,001,999

                                TABLE OF CONTENTS
                                                                         Page
Part I
Financial Statements

Consolidated Balance Sheets -
September 30, 1998 and December 31, 1997                                  3

Consolidated Statements of Income -
Three and Nine months ended September  30, 1998 and September 30, 1997    4

Consolidated Statements of Cash Flows
Nine months ended September 30, 1998 and September 30, 1997               5

Consolidated Statements of Changes in Shareholders' Equity                6

Notes to Consolidated Financial Statements                                7

Management's Discussion and Analysis of Financial Condition
And Results of Operations                                                 11

Part II

Other

Changes in Securities and Use of Proceeds                                 20

Signatures                                                                21

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                (in thousand of dollars, except number of shares)

                                                                       September 30,    December 31,
                                                                        1998            1997
                                                                              (unaudited)
ASSETS
Cash and due from banks...........................................     $  14,442        $  23,109
Investment securities:
   Investments  available-for-sale  (at fair value, cost of $6,994 and $3,993 at September 30, 1998 and December 31, 1997,
     respectively)................................................         7,090            4,017
   Investments held-to-maturity (at amortized cost, fair value of
     $6,699 and $4,486 at September 30, 1998 and December 31, 1997,
     respectively)................................................         6,646            4,464
                                                                       ---------        ---------
     Total investment securities..................................        13,736            8,481
                                                                       ---------        ---------

Loans.............................................................       134,227          131,963
Allowance for loan losses.........................................        (1,975)          (1,970)
                                                                       ---------        ---------
   Loans, net.....................................................       132,252          129,993
                                                                       ---------        ---------
Premises and equipment, net of accumulated depreciation of $1,739 and $1,354 at September 30, 1998 and December 31, 1997,
   respectively...................................................         5,879            5,653
Federal Home Loan Bank stock......................................         2,816            2,658
Intangible assets, net of accumulated amortization of $339 and $123 at September
   30, 1998 and December 31, 1997,
   respectively...................................................         3,020            1,847
Other assets......................................................         2,190            1,552
                                                                       ---------        ---------
     Total assets.................................................     $ 174,335        $ 173,293
                                                                       =========        =========

LIABILITIES
Deposits:
   Demand.........................................................     $  28,040        $  27,141
   Savings and interest-bearing demand............................        45,784           46,454
   Certificates of deposit........................................        44,895           62,614
                                                                       ---------        ---------
     Total deposits...............................................       118,719          136,209
Short-term borrowings.............................................         1,950              725
Long-term borrowings..............................................        21,994           21,900
Other liabilities.................................................         1,201              572
                                                                       ---------        ---------
     Total liabilities............................................     $ 143,864         $159,406
                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
  Preferred  stock,  no par  value;  5,000,000  and  no  shares authorized  as of September 30, 1998 and December 31, 1997, respectively;  no shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively.........     $       -        $       -
  Common stock, no par value; 25,000,000 and 3,937,500 authorized as of September 30, 1998 and December 31, 1997, respectively;
   4,001,964 and 2,604,543 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively.........        18,251            3,262
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................        10,619            9,071
Net unrealized gains on investments available-for-sale............            63               16
                                                                       ---------        ---------
     Total shareholders' equity...................................        30,471           13,887
                                                                       ---------        ---------
     Total liabilities and shareholders' equity...................     $ 174,335        $ 173,293
                                                                       =========        =========
The accompanying notes are an integral part of these statements.

                                     COWLITZ BANCORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                    (in thousand of dollars, except per share amounts)

                                                          Three months ended            Nine months ended
                                                                 September 30,                 September 30,
                                                              1998       1997                1998       1997
                                                          --------   --------           ---------  ---------
                                                                                   (unaudited)
INTEREST INCOME
Interest and fees on loans.............................   $  3,504   $  3,481           $  10,292  $  10,131
Interest on taxable investment securities..............        243        180                 695        484
Interest on non-taxable investments securities.........          1          -                   2          -
Interest from other banks..............................        356        258               1,085        520
                                                          --------   --------           ---------  ---------
   Total interest income...............................      4,104      3,919              12,074     11,135
                                                          --------   --------           ---------  ---------

INTEREST EXPENSE
Savings and interest-bearing demand....................        504        351               1,422        867
Certificates of deposit................................        675      1,073               2,433      3,288
Short-term borrowings..................................         27         11                  64         33
Long-term borrowings...................................        365        361               1,035      1,045
                                                          --------   --------           ---------  ---------
   Total interest expense..............................      1,571      1,796               4,954      5,233
                                                          --------   --------           ---------  ---------
   Net interest income before provision for loan losses      2,533      2,123               7,120      5,902

PROVISION FOR LOAN LOSSES..............................       (111)      (111)               (243)      (300)
                                                          --------   --------           ---------  ---------
   Net interest income after provision for loan losses.      2,422      2,012               6,877      5,602
                                                          --------   --------           ---------  ---------

NONINTEREST INCOME
   Service charges on deposit accounts.................        168        173                 487        397
   Other income........................................         71         46                 242        137
   Net gains on sales of available-for-sale securities.          -          -                   5          -
                                                          --------   --------           ---------  ---------
     Total noninterest income..........................        239        219                 734        534
                                                          --------   --------           ---------  ---------

NONINTEREST EXPENSE
   Salaries and employee benefits......................        922        763               2,772      2,060
   Net occupancy and equipment expense.................        231        224                 655        521
   Other operating expense.............................        581        522               1,607      1,258
                                                          --------   --------           ---------  ---------
     Total noninterest expense.........................      1,734      1,509               5,034      3,839
                                                          --------   --------           ---------  ---------
     Income before income tax expense..................        927        722               2,577      2,297

INCOME TAX EXPENSE.....................................        315        245                 876        781
                                                          --------   --------           ---------  ---------
     Net income........................................   $    612   $    477           $   1,701  $   1,516
                                                          ========   ========           =========  =========

BASIC EARNINGS PER SHARE...............................   $   0.15   $   0.18           $   .47    $     .58
DILUTED EARNINGS PER SHARE.............................   $   0.15   $   0.18           $   .44    $     .58

The accompanying notes are an integral part of these statements.

                                       COWLTIZ BANCORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands of dollars)

                                                                            Nine months ended
                                                                                 September 30,
                                                                            1998             1997
                                                                       ---------        ---------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................     $   1,701        $   1,516
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization................................           601              316
     Provision for loan losses....................................           243              300
     Net amortization of investment security premiums and accretion
       of discounts...............................................            (4)              (2)
     (Increase) in other assets...................................          (582)            (125)
     Increase in other liabilities................................           168               50
     Federal Home Loan Bank stock dividends.......................          (158)            (142)
                                                                       ---------        ---------
         Net cash provided by operating activities................         1,969            1,913
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity.............................................         1,387            3,487
   Proceeds from sales of investment securities
     available-for-sale...........................................         1,000                -
   Purchases of investment securities:
     Held-to-maturity.............................................        (3,565)          (4,461)
     Available-for-sale...........................................        (3,996)          (1,994)
   Net (increase) in loans........................................          (145)          (6,346)
   Purchases of premises and equipment............................          (636)          (1,288)
   Proceeds from assumption of deposit liabilities................             -           22,885
   Acquisition of business, net of cash acquired..................        (1,575)               -
                                                                       ---------        ---------
       Net cash (used in) provided by investment activities.......        (7,530)          12,283
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand, savings, and interest-bearing
     demand deposits..............................................           229             (938)
   Net (decrease) in certificates of deposit......................       (17,719)          (8,491)
   Dividends paid.................................................          (153)             (93)
   Net increase (decrease) in short-term borrowings...............         1,225              (75)
   Net proceeds (repayment) of long-term borrowings...............        (1,213)            (746)
   Purchase of treasury stock.....................................          (494)               -
   Issuance of common stock for cash, net of amount paid for
       fractional shares..........................................        15,019               52
                                                                       ---------        ---------
       Net cash provided by (used in) financing activities........        (3,106)         (10,291)
                                                                       ---------        ---------
       Net increase (decrease) in cash and due from banks.........        (8,667)           3,905

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR......................        23,109           20,905
                                                                       ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD..........................     $  14,442        $  24,810
                                                                       =========        =========

The accompanying notes are an integral part of these statements.

                         COWLITZ BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (in thousands of dollars, except number of shares)
                                     (unaudited)

                                                                                         Unrealized
                                                                                        Gains/losses
                                                                  Additional            on invest.    Total
                                                Common Stock       Paid-in   Retained   available-  Shareholders'
                                            Shares       Amount     Capital  Earnings    for-sale     Equity
                                            -------     -------  ---------  ----------   ---------  ------------
BALANCE AT DECEMBER 31, 1996              2,590,403   $  3,195   $  1,538   $  7,073     $    7    $  11,813
  Issuance of common stock for cash....      14,140         67          -          -          -           67
  Net income...........................           -          -          -      2,124          -        2,124
  Cash dividend paid ($.0143 per share)           -          -          -       (126)         -         (126)
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $5...........           -          -          -          -          9            9
                                         ----------   --------   --------   --------     ------    ---------

BALANCE AT DECEMBER 31, 1997...........   2,604,543      3,262      1,538      9,071        16        13,887
  Issuance of common stock for cash....   1,396,216     15,019          -          -          -       15,019
  Purchase of Treasury Stock...........     (50,000)      (494)         -          -          -         (494)
  Issuance of Common Stock for
  acquisition..........................      51,282        465          -          -          -          465
  Net income...........................           -          -          -      1,701          -        1,701
  Cash dividends paid ($.0125 per share)          -          -          -       (153)         -         (153)
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $24..........           -          -          -          -         47           47
Cash paid for fractional shares........         (77)        (1)         -          -          -           (1)
                                         -----------  ---------  --------   --------     ------    ---------

BALANCE AT SEPTEMBER 30, 1998             4,001,964   $ 18,251   $  1,538   $ 10,619     $     63   $  30,471
                                         ===========  ========   =========  ========    =========   =========


The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

     Cowlitz Bancorporation (the Company) is a one-bank holding company located in Southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the
Bank), a Washington state-chartered commercial bank, is the only community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. During the third quarter of 1998 the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. Business Finance Corporation provides asset based financing to companies throughout the Western United States.

2. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.

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

5.  Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                      Weighted       Per Share
                                    Net Income        Avg Shares       Amount

                                    For the three months ended September 30, 1998
 Basic earnings per share           $   612           4,001,066        $ .15
 Stock Options                                          176,139
 Diluted earnings per share         $   612           4,177,205        $ .15

                                    For the three months ended September 30, 1997

 Basic earnings per share           $   477           2,602,157        $ .18
 Stock Options                                                0
 Diluted earnings per share         $   477           2,602,157        $ .18

                                    For the nine months ended September 30, 1998

 Basic earnings per share           $ 1,701           3,619,488        $ .47
 Stock Options                                          203,119
 Diluted earnings per share         $1,701            3,822,607        $ .44

                                    For the nine months ended September 30, 1997

 Basic earnings per share           $ 1,516           2,600,751        $ .58
 Stock Options                                                0
 Diluted earnings per share         $ 1,516           2,600,751        $ .58


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

As required by SAB No. 98, the Company has restated its historical basic and diluted earnings per share to conform with this new guidance. The following is a summary of the historical and restated earnings per share amounts:

                                           Three months ended              Nine months ended
                                            September 30, 1997              September 30, 1997
                                          Basic         Diluted          Basic          Diluted
     Previously reported EPS........    $   .17        $  .17          $   .54        $   .54
     Restated EPS...................    $   .18        $  .18          $   .58        $   .58


FAS No. 133

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

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The implementation of this statement is not expected to have a material impact on the Company's financial position or results of operation.

7.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," for the period ending September 30, 1998. This statement establishes standards for the reporting and display of comprehensive income and it's components in the financial statements. For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of it's available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the unrealized gains or losses on available-for-sale securities as a component of comprehensive income:

                                                             Three months ended Nine months ended

                                                                 September 30,             September 30,
                                                                1998       1997         1998       1997
                                                                ----       ----         ----       ----
                  Net income................................  $   612    $   477      $ 1,701    $ 1,516
                  Net change in unrealized gain/loss on
                    available for sale securities, net of tax      55         12           47          7
                                                               ------     --------     ------     ------
                  Comprehensive income......................  $   667    $   489      $ 1,748    $ 1,523
                                                              =======    =======      =======    =======

8.  Business Acquisition

     On August 31, 1998 the Company acquired Business Finance Corporation of Bellevue, Washington. The acquisition was accounted for using the purchase method, including issuance of common stock with a value of $465,000. A cash payment was made in the amount of $1.7 million with an adjustment to be made based on final determination of BFC's shareholder's equity. A future contingent issuance of common stock valued at approximately $500,000 will be issued if BFC achieves earning targets for the twelve month period following the acquisition. As part of the transaction, goodwill was recorded in the amount of $1.4 million to be amortized on a straight-line basis over a fifteen year period.


                           Fair market value of assets acquired,
                             including goodwill of $1,389.......$   3,932
                           Less liabilities assumed.............    1,768
                           Less stock issued....................      465
                                                                ---------
                           Cash paid for acquisition............    1,699
                           Less cash acquired...................      124
                                                                ---------
                           Net cash paid for acquisition........$   1,575
                                                                =========


9.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS


     The following Management's discussion and Analysis of Financial Conditions and Results of Operations includes a discussion of certain significant business trends and uncertainties as well as certain forward-looking statements and is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and accompanying notes included elsewhere herein.


Results of Operations

Net Income

   Three months ended September 30, 1998 and 1997

     The Company's net income of $612,000 at September 30, 1998, reflects an increase of 28.3% compared to net income of $477,000 at September 30, 1997. The increase is primarily a result of a 19.3% increase in net interest income for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Earnings per diluted share were $.15 for the three months ended September 30, 1998 compared to $.18 per diluted share for the same period in 1997. This decrease was a result of the issuance of 1,380,000 additional shares in the Company's IPO in March 1998. As discussed in footnote 6 to the interim financial statements, the Company has restated earnings per share for the quarter ended September 30, 1997, as required by the SEC's recently issued SAB No.98.

   Nine months ended September 30, 1998 and 1997

     Net income for the first nine months of 1998 was $1.7 million compared to $1.5 million for the comparable period in 1997. Net income for 1998 has increased as the Company has replaced certain higher interest rate certificates of deposit with lower cost core deposits as a result of the branch acquisition in July 1997. The increase is primarily a result of a 20.6% increase in net interest income for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Net income for the nine months ended September 30, 1998 also reflects the increase in interest income from the investment of funds from the Company's IPO in the first quarter of 1998.

Net Interest Income

   Three Months ended September 30, 1998 and 1997

     For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities

     Net interest income for the quarter ended September 30, 1998 was $2.5 million, which was an increase of 19.3% from $2.1 million at September 30, 1997. One component that contributed to this increase was the decrease in interest expense in the third quarter of 1998. Interest expense was $1.6 million for the three months ended September 30, 1998 down 12.5% when compared to $1.8 million for the three months ended September 30, 1997. The primary reason was a decline of $398,000 in the interest paid on certificates of deposit. Interest on certificates for the quarter ending September 30, 1998 was $675,000 compared to $1.1 million for the comparable period in 1997. The Company reduced pricing on certain of its higher yielding certificates after the acquisition of deposits from three bank branches in the third quarter of 1997, intending to eliminate these higher cost certificates of deposit at maturity. In accordance with this pricing strategy, average interest bearing liabilities decreased to $118.3 million at September 30, 1998 from $137.9 million at September 30, 1997. In the third quarter of 1998, average rates paid on these interest-bearing liabilities increased slightly, as management matched FHLB borrowings to longer term loans. Also during the third quarter of 1998, a FHLB note matured, which ultimately is expected to result in an offset to this increase in average rates paid on these borrowings.

     Average interest earning assets for the quarter ending September 30, 1998 and September 30, 1997 were $161.3 million. Although the average earning assets were the same for both periods, the average yield earned on these average assets for September 30, 1998 and September 30, 1997 was 10.18% and 9.72%, respectively. This was a result of increased earnings on Federal Home Loan Bank Stock in the quarter ending September 30, 1998 in the amount of $55,000 over the quarter ending September 30, 1997. Loan fees, which are treated as additional interest income, increased during the quarter ending September 30, 1998 by $73,000 over the quarter ending September 30, 1997. During the quarter certain interest earning assets were replaced with higher yielding assets.

Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                     Three Months Ended
(unaudited)                                September 30,           Increase
(in thousands of dollars)              1998         1997          (Decrease)            Change
                                    -------      -------          ---------             ------
Interest  income(1)................ $  4,104     $   3,919        $      185               4.7 %
Interest expense...................    1,571         1,796              (225)            (12.5)%
                                    --------     ---------        ----------

Net interest income................ $  2,533     $   2,123        $      410              19.3 %
                                    ========     =========        ==========

Average interest earning assets.... $161,337     $ 161,333                 4               *
Average interest bearing
  liabilities                       $ 118,265    $ 137,886           (19,621)            (14.2)%

Average yields earned (2)..........    10.18%        9.72%                .46
Average rates paid (2).............     5.31%        5.21%                .10
Net interest spread (2)............     4.87%        4.51%                .36
Net interest margin (2)............     6.28%        5.26%               1.02

     (1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

     (2) Ratios for the three months ended September 30, 1998 and 1997 have been annualized.

     *less than one percent


   Nine Months Ended September 30,1998 and 1997

     Total interest earnings assets averaged $163.6 million for the nine months ended September 30, 1998, compared to $150.9 million for the corresponding period in 1997. The increase in average earning assets was attributable to an increase in cash due from banks after the company's IPO in March of 1998. The average yield on interest earning assets remained stable at 9.84% for the first nine months of 1998 and for the corresponding period in 1997.

     Interest bearing liabilities averaged $125.6 million and $130.2 million during the first nine months of 1998 and 1997, respectively. The average cost of these liabilities decreased in the first nine months of 1998 to 5.26% from 5.36% in the first nine months of 1997. The Company has replaced certain higher interest rate certificates of deposit with lower cost core deposits as a result of the branch acquisitions in July 1997.


Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                      Nine Months Ended
(unaudited)                                 September 30,          Increase
(in thousands of dollars)              1998         1997          (Decrease)            Change
                                    -------      -------          ---------             ------
Interest  income(1)................ $ 12,075     $  11,135        $      940               8.4 %
Interest expense...................    4,954         5,233              (279)             (5.3)%
                                    --------     ---------        ----------
Net interest income................ $  7,121     $   5,902        $    1,219              20.6 %
                                    ========     =========        ==========

Average interest earning assets.... $163,630     $ 150,940             12,690              8.4 %
Average interest bearing
liabilities........................ $ 125,623    $ 130,229             (4,606)            (3.5) %

Average yields earned (2)..........     9.84%        9.84%               -
Average rates paid (2).............     5.26%        5.36%               (.10)
Net interest spread (2)............     4.58%        4.48%                .10
Net interest margin (2)............     5.80%        5.21%                .59

     (1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

     (2) Ratios for the nine months ended September 30, 1998 and 1997 have been annualized.


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

Provision for Loan Losses

   Three months ended September 30, 1998 and 1997

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

   The Company's provision for loan losses was $111,000 for each of the three month periods ended September 30, 1998 and 1997, respectively. Net charge-offs for the three months ended September 30, 1998 were $104,000, compared to net charge-offs of $78,000 for the same period in 1997. Nonaccrual loans were $2.7 million at September 30, 1998 and $1.4 million at September 30, 1997. In the third quarter of 1998 nonaccrual loans increased $1.2 million. This increase reflects six borrowers with an aggregate balance of $950,000. Management currently anticipates no loss on five of these borrowers and is currently in the process of evaluating the remaining relationships. While loans on non-accrual status have increased, management feels that the allowance for loan losses is adequate to absorb any exposure. Management continues to closely monitor the loan quality and existing relationships. For a more detailed disclosure please see Loans.

   Nine months ended September 30, 1998 and 1997

     Provisions for loan losses recorded for the nine months ended September 30, 1998 were $243,000 as compared to $300,000 at September 30, 1997. Net charge-offs were $283,000 and $210,000 at September 30, 1998 and 1997, respectively. At September 30, 1998 the loan loss reserve was 1.47% of total loans outstanding.

Non-Interest Income

   Three months ended September 30, 1998 and 1997

     Non-interest income, primarily consisting of service charges and related fees, was $239,000 for the three months ended September 30, 1998 and $219,000 in the corresponding period in 1997. Other income increased 54.3% from $46,000 at September 30, 1997 to $71,000 at September 30, 1998, as a result of the addition of trust services to the bank in the second quarter of 1997.

   Nine months ended September 30, 1998 and 1997

     Total non-interest income increased to $734,000 for the first nine months of 1998 compared to $534,000 during the same period in 1997. The increase in non-interest income of $200,000 is mainly a result of a 22.7% increase in service charge income after the addition of three branches in July 1997. Another component of this increase was the addition of trust services provided to the Cowlitz County area.

Non-Interest Expense

   Three months ended September 30, 1998 and 1997

     Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premium, professional fees, and other non-interest expenses. Non-interest expenses increased 14.9% to $1.7 million for the quarter ended September 30, 1998 compared to $1.5 million for the quarter ended September 30, 1997, primarily due to increased staffing costs.

   Nine months ended September 30, 1998 and 1997

     For the nine months ended September 30, 1998 non-interest expense was $5.0 million as compared to $3.8 million for the nine months ended September 30, 1997. Salaries and benefits expense of $2.8 for the first nine months of 1998 represents an increase of $712,000 from $2.1 million for the comparable period in 1997. At September 30, 1998 the Company had 104 full-time equivalent employees compared to 86 at September 30, 1997. Other operating expenses of $1.6 million for the quarter ending September 30, 1998 was 27.7% higher than $1.3 million for the same period in 1997. This increase was due to amortization of the intangible asset related to the branch acquisition in July of 1997.

     Net occupancy expenses consist of depreciation on premises, lease costs of buildings and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at September 30, 1998 was $655,000 or 25.7% higher than $521,000 at September 30, 1997. The increase in occupancy expense in 1998 was due principally to the addition of three branches purchased in the third quarter of 1997.

Income Taxes

     The provision for income taxes amounts to $876,000 and $781,000 at September 30, 1998 and 1997, respectively. The provision resulted in an effective tax rate of 34% for both periods reported.

Loan Losses and Recoveries

     At September 30, 1998 management considered the allowance for loan losses of $2.0 million sufficient to absorb losses on loans which may become uncollectible based on evaluations by management. The amount of the allowance for loan losses is assessed by management on a regular basis to ensure that it is sufficient to cover probable losses. Specific reserves are assigned for sub-standard assets from the classified asset report and watch list and then combined with an assessment of the balance of the loan portfolio based upon historical charge-off experience to arrive at a minimum, midpoint, and maximum range of potential loss in evaluating the adequacy of the allowance for loan losses. The allowance balance and amount of provision charged to operations is based primarily on management's evaluation of the entire portfolio. This analysis includes review of the following factors: the volume and mix of the existing loan portfolio, including volume and severity of nonperforming loans and adversely classified credits, as well as analysis of net charge-offs experienced on previously classified loans; the extent to which loan renewals and extensions are used to maintain loans on a current basis and the degree of risk associated with such loans; the nature and value of the collateral securing the loan; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; general and local economic conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries as a percentage of previous years' charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks.

     The following table shows the Company's loan loss performance for the periods indicated:

                                                                       Nine months      Year
                                                                       Ending           Ended
(unaudited)                                                            September 30,  December 31,
(in thousands of dollars)                                              1998           1997
                                                                       ---------      ----------
Loans outstanding at end of period................................     $ 134,227      $ 131,963
Average loans outstanding during the period.......................     $ 130,614      $ 130,362

Allowance for loan losses, beginning of period....................     $   1,970      $   1,894
Loans charged off:
   Commercial.....................................................           254            186
   Real Estate....................................................             -              3
   Consumer.......................................................            11             23
   Credit Cards...................................................            40            112
                                                                       ---------      ---------
     Total loans charged-off......................................           305            324
                                                                       ---------      ---------

Recoveries:
   Commercial.....................................................             9              5
   Real Estate....................................................             -              -
   Consumer.......................................................             3             20
   Credit Cards...................................................            10              -
                                                                       ---------      ---------
     Total recoveries.............................................            22             25
                                                                       ---------      ---------
Provision for loan losses.........................................           243            375
Adjustment incident to acquisition................................            45              -
                                                                       ---------      ---------

Allowance for loan losses, end of period..........................     $   1,975      $   1,970
                                                                       =========      =========

Ratio of net loans charged-off to average loans outstanding.......          .22%            .23%
Ratio of allowance for loan losses to loans at end of period......         1.47%           1.49%


   Loans

   Total loans outstanding were $134.2 million and $132.0 at September 30, 1998 and December 31, 1997, respectively. Loan commitments were $18.8 million at September 30, 1998 and $16.6 million at December 31, 1997.

The following table presents the composition of the Company's loan portfolio at the dates indicated:


(unaudited)                                            September 30, 1998                 December 31, 1997
(in thousands of dollars)                          Amount         Percentage           Amount      Percentage
                                                   -------------------------           ----------------------
Commercial .................................       $  105,095            78.0%         $  93,829          70.8%
Real estate construction....................            2,841             2.1              3,495           2.6
Real estate commercial......................            5,916             4.4              5,475           4.1
Real estate mortgage........................           15,294            11.3             24,167          18.2
Consumer and other..........................            5,488             4.1              5,571           4.2
Contracts purchased.........................              197              .1                 81            .1
                                                   ----------     -----------              -----      ---------
                                                      134,831           100.0%           132,618         100.0%
                                                                  ===========                         =========
Deferred loan fees..........................             (604)                              (655)
                                                   ----------                          ---------
     Total loans............................          134,227                            131,963
Allowance for loan losses...................           (1,975)                            (1,970)
                                                   ----------                          ---------
     Total loans, net.......................         $132,252                          $ 129,993
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

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:


(unaudited)                                                            September 30,    December 31,
(in thousands of dollars)                                              1998             1997
                                                                       ---------        ---------
Loans on nonaccrual status                                                 2,692            1,897
Loans past due greater than 90 days but not on nonaccrual status              16              432
Other real estate owned                                                      600               88
Troubled debt restructuring                                                    -                -
                                                                       ---------        ---------
   Total nonperforming assets                                              3,308            2,417
                                                                       =========        =========
Percentage of nonperforming assets to total assets                         1.90%             1.39%


   At September 30, 1998 nonperforming assets were $3.3 million or 1.9% of total assets. Non-accrual loans were $2.7 million at September 30, 1998. Management estimates exposure of $294,000 on non-accrual loans at September 30, 1998. This estimated exposure has been considered in management's analysis of the adequacy for loan losses.

Liquidity

   Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of September 30, 1998, approximately $2.0 million of the securities portfolio matures within one year.

   On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $472,000 net proceeds were $14.9 million. Of these proceeds $1.1 million has been used to repay long-term debt and a subordinated note. On August 31, 1998 the Company acquired Business Finance Corporation of Bellevue, Washington. The acquisition was accounted for using the purchase method, including issuance of common stock with a value of $465,000. A cash payment was made totaling $1.7 million with an adjustment to be made based on final determination of BFC's shareholder's equity. A future contingent issuance of common stock valued at approximately $500,000 will be issued if BFC achieves earnings targets for the twelve month period following the acquisition. As part of the acquisition transaction goodwill was recorded in the amount of $1.4 million to be amortized on a straight line basis over a 15 year period.

   Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at September 30, 1998 bear interest at rates from 4.48% to 8.62%. At September 30, 1998, $21.9 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $20.8 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At September 30, 1998, the Company's ratios were 21.74% and 22.99%, respectively. At December 31, 1997, the company's ratios were 9.6% and 11.34%, respectively. The ratio of shareholders' equity to average assets was 15.56% and 6.94% at September 30, 1998 and December 31, 1997, respectively. September 30, 1998 ratios are significantly higher than those at December 31,1997 due to the initial public offering on March 12, 1998 in which $14.9 million was raised in additional capital.

Year 2000

   This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on the Company's current assessments and remediation plans, which are based on certain representations of third party service providers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See "Risks" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

   The Company has an active Y2K plan and committee addressing all systems affected by the millennium issue. The plan includes five phases Awareness, Assessment, Renovation, Validation, and Implementation.

Awareness

   The company's senior management participates on the committee as well as a representative from each critical area of the bank. The board of directors is updated on the progress of the plan on a monthly basis. The awareness phase has been completed but will continue to be an on going effort in regards to educating customers and keeping abreast of all new Y2K issues. The bank has implemented several awareness programs for customers and will be sponsoring Year 2000 seminars for its larger business customers.

Assessment

   Assessment of the Company's systems has been completed and all hardware/software as well as non-hardware/software systems have been identified. The committee has developed a list of products and systems that could be effected by the Year 2000 date change. All vendors and suppliers have been contacted and have been individually assessed for both their criticality to the operation of the company and if they are satisfactory in their Year 2000 efforts.

Renovation and Validation

   The Company is currently in the renovation and validation phases of the project. All mission critical systems will be validated for Y2K compliance by December 31, 1998 with minor systems completed by the end of the second quarter of 1999.

Implementation

   Any system found to be not in compliance with the Year 2000 date change has been brought to the attention of senior management and is being upgraded or replaced. The systems that have been identified are included in the Company's Year 2000 budget. A budget has been approved and the additional costs to address the Year 2000 issues at this time are estimated to be $114,000.


Contingency plan

   A contingency plan is being established that would be carried out in the event that the preventative measures put in place do not prove successful. This plan addresses business operations to be carried out assuming the telephone and electrical systems are in working order. The contingency plan will be completed by December 31, 1998 and will be updated throughout 1999.

Risks

   Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of Year 2000 issues. Although the Company has no reason to believe that a material disruption will occur, the most likely worst case scenario would result from a Y2K failure in the power supply, voice and data transmission systems or the federal government. If such a failure were to occur, the Company would implement its contingency plan. In such event, it is likely that there would be temporary disruption of customer service and customer inconvenience and additional costs from the implementation of the contingency plan. It is not possible to quantify those costs at the present time. Although the Company believes its contingency plan when completed will satisfactorily address these issues, there can be no assurance that the Company's contingency plan will function as anticipated or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption of service.

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

   Effective August 31, 1998, as a result of the purchase, Business Finance Corporation (BFC) of Bellevue, Washington became a wholly owned subsidiary of the Company. BFC provides factoring, leasing, and inventory financing services in Washington, Oregon, California, and Nevada. The acquisition was accounted for using the purchase method and included an initial issuance of common stock with a value of $465,000. A cash payment was made in the amount of $1.7 million with an adjustment to be made based on final determination of BFC's shareholder's equity. A future contingent issuance of common stock valued at approximately $500,000 will be issued if BFC achieves earnings targets for the twelve-month period following the acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Cowlitz Bancorporation
                             (Registrant)



Dated: November 12, 1998     /s/ Charles W. Jarrett
                             Charles W. Jarrett
                             President and Chief Operating Officer


Dated: November 12, 1998     /s/ Donna P. Gardner
                             Donna P. Gardner
                             Vice-President/Secretary-Treasurer