Form 10-K
period 1998-12-31
COWLITZ BANCORPORATION
filed 1999-03-30
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

            [X] Annual Report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                   For the fiscal year ended December 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                           Common Stock, No par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form of this form 10-K. [ X]

     The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 1999, was $ 21,218,148.

     Common Stock, no par value on February 28, 1999: 4,002,377

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrants proxy statement dated April 13, 1999, for the 1999 annual meeting of shareholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                        Page
Part I

Item 1.  Business........................................................3

Item 2.  Properties......................................................10

Item 3.  Legal Proceedings...............................................10

Item 4.  Submission of matters to vote of securities
         holders.........................................................11


Part II

Item 5.  Market price and dividends on registrant's
         common equity and related stockholder matters...................11

Item 6.  Financial Highlights............................................12

Item 7.  Management's discussion and analysis of
         financial condition and results of operations...................13

Item 8.  Financial statements and supplementary data.....................29

Item 9.  Changes in and disagreements with accountants
         on accounting and financial disclosure..........................53


Part III

Item 10. Director and executive officers of
         the registrant..................................................53

Item 11. Executive compensation..........................................53

Item 12. Security ownership of certain beneficial
         owners and management...........................................53

Item 13. Certain relationships and related
         transactions....................................................53


Part IV

Item 14. Exhibits, financial statement
         schedules, and reports on form 8-K..............................53

                                     Part I
Item 1.  Business
Introduction

     Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington.

     The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals and retail customers. In addition to the Bank's normal commercial and personal banking services, which include commercial and real estate lending, consumer lending, mortgage origination and trust services, the Bank has developed relationships with a securities brokerage firm and insurance agency with an estate planner to provide its customers access to a variety of financial services which are generally not available in community banks. In 1997, the Bank established a trust department to offer trust services to individuals, corporations and institutions. It is the only such trust department in Cowlitz County. It is the intention of the Company to provide customers with similar banking services offered by larger competitors while retaining the character of a community bank and the level of personal service which larger banks generally no longer provide. During 1998, the Company acquired Business Finance Corporation ("BFC") which provides asset-based lending services to companies throughout the western United States.

     The Company's goal is to maintain its position as a leading community based provider of financial services in Cowlitz County and to become one of the leading community based providers of financial services in other selected areas of Washington and Oregon. The Company's growth strategy is based on providing both exceptional personal service and a wide range of financial services to its customers including: emphasizing personal service and developing strong community ties, providing a broad range of financial products and services, increasing business volume in existing markets, and exploring opportunities for regional expansion through acquisitions.

Products and Services

     The Company offers a broad portfolio of products and services tailored to meet the banking requirements of targeted customers in its market area. It believes this portfolio is generally competitive with the products and services of its competitors, including major regional and national banks. These include:

     Deposit Products. The Company provides an array of deposit products for customers, including non-interest-bearing checking accounts, interest-bearing checking  and savings  accounts,  money  market  accounts  and  certificates  of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its cost of funds.

     Loan Products. The Company offers a broad array of loan products to its small to medium size business customers. The Company maintains sound loan underwriting standards with written loan policies, conservative individual and branch limits and reviews by the Loan Committee. Further, in the case of particularly large loan commitments or loan participations, loans are reviewed by the Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

     Commercial Loans. The Company offers specialized loans for its business and commercial customers. These include equipment and inventory financing, operating lines of credit and accounts receivable financing. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. For regulatory purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages and trust deeds on real property, although the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and inventory or other working capital needs. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans secured by real property are limited to70% of the value of the collateral. In some cases, the Company may require personal guarantees and secondary sources of repayment.

     Real Estate Loans. Real estate loans are available for construction, purchasing and refinancing residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department, which makes FNMA-conforming loans and sells them in the secondary market.

     Payments on loans are often dependent on the successful operation and management of the properties securing the loans, and are therefore strongly affected by the conditions of the local real estate market. Fluctuating land values and local economic conditions make loans secured by real property difficult to evaluate and monitor.

     Consumer Loans. The Company provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity, personal lines of credit and motor vehicle loans. Consumer loans can carry significantly greater risks than other loan products, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are dependent on borrowers' continuing financial stability, and are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following strict credit guidelines and conservative underwriting practices. The Company also offers Visa and MasterCard credit cards to its customers.

     Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These include a debit card program, automated teller machines located at each of the Company's offices and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours or leave a message after normal banking hours. The Company does not currently charge fees for any of these services. The Company provides drive-through facilities at four of its branches.

     Trust Services. The Company has established a trust department, which is the only one located in Cowlitz County. The trust department provides trust services to individuals, partnerships, corporations and institutions and acts as fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Company believes this service will attract additional customers to the Bank.

     Other Financial Services. The Company believes that providing its customers a full range of financial services is an important element of its strategy to attract and retain customers. To this end, the Company has entered into lease arrangements with Raymond James Financial Services, Inc., a securities broker, and Commerce Business & Estate Planning Services, Inc., an insurance agency. Each of these organizations maintains an office on the main floor of the Cowlitz Financial Center, where the main office of the Company is located and has access to space in the Company's other branches. Representatives of these companies meet with clients at each of the Bank's branches, thereby making these services available to all of the Company's customers. The Company has no financial interest in either of these companies. The Company believes that by making available through these relationships, brokerage and insurance services, it can increase foot traffic through its branches and market more extensively its full line of core banking products and services.

Acquisitions

     On August 31, 1998, the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. The acquisition was accounted for using the purchase method, including issuance of common stock with a value of $465,000. A cash payment was made in the amount of $1.8 million with an adjustment to be made based on final determination of BFC's shareholder's equity. A future contingent issuance of common stock valued at approximately $500,000 will be issued if BFC achieves earning targets for the twelve-month period following acquisition.

Results

     For the year ended December 31, 1998, the Company earned $2.2 million in net income, or $.57 per diluted share. The Company's consolidated assets were $178.3 million and shareholders' equity was $30.9 million at December 31, 1998. Net loans were $130.2 million with total deposits of $122.4 million at year-end 1998. The Company's principal subsidiary Cowlitz Bank is the only community bank headquartered in the county with five full service branches located in Longview
(2), Kelso, Kalama, and Castle Rock.

Market area

     The Company's primary market area from which it accepts deposits and makes loans is Cowlitz County, Washington, and the surrounding counties in Washington and Oregon. As a community bank, the Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. BFC provides assets-based lending services throughout the western United States.

Employees

     As of December 31, 1998, the Company employed a total of 105 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

Risk Factors

     Exposure to Local Economy

     The Company's performance is materially dependent upon and sensitive to the economy of its market area consisting primarily of Cowlitz County and the surrounding areas in southwest Washington and northwest Oregon. Adverse economic developments may affect loan demand and the collectibility of existing loans, and have a negative effect on the Company's earnings and financial condition. Historically, the economy of Cowlitz County depended primarily on the forest products industry. Particularly in the 1980's, the Company's market area experienced high unemployment as a result of the reduction in forest products manufacturing jobs. While the forest products industry is still the leading employer in Cowlitz County, the economy is becoming more diverse as manufacturers enter the region. Subsequent developments have reduced the dependence of the local economy on forest products manufacturing and have increased the number of non-manufacturing jobs. There can be no assurance that future economic changes will not have significant adverse effect on the Company.

     Credit Risk

     The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and most loans are secured by collateral, a downturn in the economy or the local real estate market in Cowlitz County or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay.

Interest Rate Risk

     The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset and liability. Although the Company strives to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. Further, while rates have remained stable in recent periods, an unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

     Regulation

     The Company is subject to extensive regulations under federal and state laws. These laws and regulations are intended primarily to protect depositors and the deposit insurance fund, rather than shareholders. The Bank is a state chartered commercial bank which is not a member of the Federal Reserve System and is subject to primary regulation and supervision by the Director of Financial Institutions of the State of Washington (the "Washington Director") and by the Federal Deposit Insurance Corporation (the "FDIC"), which also insures bank deposits. The Company is also subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Federal and state regulations place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although the Company has been able to compete effectively in its market area in the past, there can be no assurance that it will be able to continue to do so. Further, future changes in federal and state banking regulations could adversely affect the Company's operating results and ability to continue to compete effectively. See "Regulation and Supervision."

     Year 2000

     Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of Year 2000 issues. Although the Company has no reason to believe that a material disruption will occur, the most likely worst case scenario would result from a Y2K failure in the power supply, voice and data transmission systems or the federal government. If such a failure were to occur, the Company would implement its contingency plan. In such event, it is likely that there would be temporary disruption of customer service and customer inconvenience and additional costs from the implementation of the contingency plan. It is not possible to quantify those costs at the present time. Although the Company believes its contingency plan will satisfactorily address these issues, there can be no assurance that the Company's contingency plan will function as anticipated or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption of service. For a more detailed disclosure see "Management Discussion and Analysis, Year 2000."

Competition

     Competition in the banking industry has intensified for deposits and loans with decreased interest rates over the last one to two years. Furthermore, competition from outside the traditional banking system from credit unions, investment banking firms, insurance companies and related industries offering bank-like products has widened the competition for deposits and loans. Based on published reports, it is estimated that credit unions held approximately 56% of deposits in the Company's market area as of June 30, 1997.

     The banking industry in the market area is generally characterized by well established branches of large banks with headquarters located out of the market area and in many cases, out of the state. These large multi-bank holding company branches located in the Longview-Kelso area have transferred a number of their banking functions outside the local area. There are also thrift institutions, including a branch of the country's largest thrift institution, and credit unions within the market area that are very competitive in the deposit and consumer lending areas.

     The major competition for commercial banking services in Cowlitz County comes from U.S. Bank, Key Bank, Bank of America (which does business in Washington as Seafirst Bank) and Columbia State Bank. None of these competitors are headquartered in Cowlitz County and many have relocated key functions (e.g., loan decisions) into regional offices outside of the area. Its local decision making and strong community ties have allowed the Company to provide a level of personal service and direct customer contact that management believes is superior to that provided by other banks.

     The offices of the major financial institutions have competitive advantages over the Company in that they have high public visibility, may offer a wider variety of products and are able to maintain advertising and marketing activities on a much larger scale than the Company can economically maintain. Since single borrower lending limits imposed by law are dependent on the capital of the institution, the branches of larger institutions with substantial capital bases also have an advantage with respect to loan applications which are in excess of the Company's legal lending limits.

     In competing for deposits, the Company is subject to certain limitations not applicable to nonbank financial institution competitors. Previous laws limiting the deposit instruments and lending activities of savings and loan associations have been substantially eliminated, thus increasing the competition from these institutions.

Regulation and Supervision

     The Company and the Bank are subject to extensive regulation under federal and state laws. The laws, together with the regulations promulgated under them, significantly affect respective activities of the Company and the Bank and the competitive environment in which they operate. The laws and regulations are primarily intended to protect depositors and the deposit insurance fund, rather than shareholders.

     The description herein of the laws and regulations applicable to the Company and the Bank, does not purport to be a complete description of the laws and regulations mentioned herein or of all such laws and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank. The operations of the Company and the Bank may be affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings.

     Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA") and, as such, is subject to the regulations of the Federal Reserve. Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     The Company is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the Company is prohibited by the BHCA from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

     Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve is the federal regulatory and examining authority for bank holding companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. These guidelines are similar to, although not identical with, the guidelines applicable to banks. See "Bank Capital Requirements." At December 31, 1998, the Company's Tier 1 leverage capital ratio was 15.81%, its Tier 1 risk-based capital ratio was 22.21% and its total risk-based capital ratio was 23.46%.

     Bank Regulation. The Bank is organized under the laws of the State of Washington and is subject to the supervision of the Department of Financial Institutions ("DFI"), whose examiners conduct periodic examinations of state banks. The Bank is not a member of the Federal Reserve System, so its principal federal regulator is the FDIC, which also conducts periodic examinations of the Bank. The Bank's deposits are insured, to the maximum extent permitted by law, by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See "Deposit Insurance."

     Both federal and state laws extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

     Insured state-chartered banks are generally prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. The Company does not believe that these restrictions will have a material adverse effect on its current operations.

     Bank Capital Requirements. The FDIC has adopted risk-based capital ratio guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide a bank's capital into two tiers. Tier 1 includes common equity, certain noncumulative perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term, limited-life, preferred stock, mandatory convertible securities, certain hybrid capital instruments, term-subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     In addition, the FDIC has established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

     Certain regulatory capital ratios for the Company and the Bank at December 31, 1998 are set forth below:
                                                          Company          Bank
Tier 1 Capital to Risk-Weighted Assets . . . . . . . . .  22.21%        12.07%
Total-Risk Based Capital to Risk-Weighted Assets . . . .  23.46%        13.32%
Tier 1 Leverage Ratio . . . . . . . . . . . . . . . . .   15.81%         8.72%

     Dividends. The principal source of the Company's cash revenues is dividends from the Bank. Under Washington law, the Bank may not pay dividends in an amount greater than its retained earnings as determined by generally accepted accounting principles. In addition, the DFI has the authority to require a state-chartered bank to suspend payment of dividends. The FDIC has the authority to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank or if it would cause a bank to become undercapitalized.

     Lending Limits. Under Washington law, the total loans and extensions of credit by a Washington-chartered bank to a borrower outstanding at one time may not exceed 20% of such bank's capital and surplus. However, this limitation does not apply to loans or extensions of credit which are fully secured by readily marketable collateral having market value of at least 115% of the amount of the loan or the extension of credit at all times.

     Branches and Affiliates. Establishment of bank branches is subject to approval of the DFI and FDIC and geographic limits established by state laws. Washington's branch banking law permits a bank having its principal place of business in the State of Washington to establish branch offices in any county in Washington without geographic restrictions. A bank may also merge with any national or state chartered bank located anywhere in the State of Washington without geographic restrictions.

     Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank in located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all of the assets of an Oregon bank, the bank may open additional branches.

     The Bank is subject to Sections 22 (h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

     FDICIA. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

     The FDIC has adoped regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total, risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Bank currently exceeds all of the ratios.

     FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institutions holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.

     Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, the Bank is required to pay deposit insurance premiums to BIF.

     FDICIA required the FDIC to issue regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from $.03 per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. The Bank is currently in the class of the highest rated institutions and, accordingly, pays the minimum assessment for deposit insurance. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is 1.220 cents per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on the Bank's earnings.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings are "outstanding," satisfactory," "needs to improve" and "substantial noncompliance."

     Under new regulations that apply to CRA performance ratings after July 1, 1997, many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics and the competitive environment in which it operates. The evaluation does not rely on absolute standards and financial institutions are not required to perform specific activities or to provide specific amounts or types of credit.

     The Company's most recent rating under CRA (using the regulations applicable prior to July 1, 1997) is "outstanding." This rating reflects the Company's commitment to meeting the credit needs of the communities it serves. No assurance can be given, however, that the Company will be able to maintain an "outstanding" rating under the new regulations in the future. The Bank has recently had a CRA exam under the new regulations but has not yet received the final results

     Additional Matters. In addition to the matters discussed above, the Company and the Bank are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

     The earnings of financial institutions, including the Company and the Bank, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

     Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Washington Legislature and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and the Bank in particular would be affected thereby.

2. Properties

     The Company owns its main office space at the Cowlitz Financial Center. The Bank occupies approximately 27,500 square feet of this facility. The Company leases space in the Cowlitz Financial Center to Raymond James Financial Services, Inc. and to Commerce Business & Estate Service, Inc., both of which provide services to the Bank's customers. The Company owns branches in Kelso and Kalama and leases facilities for branches in the Triangle Mall in Longview and Castle Rock. Each facility has automated teller machines and each branch except Kalama provides drive-up services. Business Finance Corporation leases its facilities in Bellevue, Washington.

Cowlitz Bancorporation
Cowlitz Financial Center
927 Commerce Ave.
Longview, Wa  98632
(360) 423-9800

Kalama Branch                        Castle Rock Branch
195 N. 1st St.                       202 Cowlitz St. W.
Kalama, Was  98625                   Castle Rock, Wa  98625
(360) 673-2226                       (360) 274-6685


Triangle Mall Branch                 Business Finance Corporation
800 Triangle Mall                    1404 140th N.E., STE 103
Longview, Wa  98632                  Bellevue, Wa  98007
(360) 577-6067                       (425) 649-0258


Kelso Branch
13th & Grade St
Kelso, Wa  98626
(360) 423-7800


Item 3.  Legal Proceedings

     The Company may occasionally have pending routine litigation resulting from the collection of the secured and unsecured indebtedness as part of its business of providing financial services. In some cases, such litigation will involve counterclaims or other claims against the Company. Such proceedings against financial institutions sometimes also involve claims for punitive damages in addition to other specific relief. Currently, the Company is not a party to any litigation other than in the ordinary course of business. In the opinion of management, the ultimate outcome of all pending legal proceedings will not individually or in the aggregate have a material adverse effect on the financial condition or the results of operations of the Company.

Item 4.  Submission of matters to a vote of securities holders

     No matters were submitted to a vote of securities holders of the registrant during the quarter ended December 31, 1998.


                                     PART II

Item 5. Market price and dividends on the registrant's common equity and related stockholder matters

     Effective March 12, 1998, Cowlitz Bancorporation stock began trading on the Nasdaq National Market under the symbol "CWLZ". Prior to that date, there had been no organized market for the Common Stock, and to the knowledge of the Company, no third party bid and asked information was available.


                                                        1998
                                            Market Price      Cash Dividend
                                         High       Low         declared
   1st Quarter*                          13.19      12.00          .013
   2nd Quarter                           14.13      11.88          .015
   3rd Quarter                           12.13       7.75          .015
   4th Quarter                            9.00       7.25          .015

   *First day of trading was March 12, 1998

     As of December 31, 1998 there were 4,001,999 shares of common stock outstanding, held by approximately 335 shareholders.

Changes in Securities and Use of Proceeds

     On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $472,000 net proceeds were $14.9 million. Of these proceeds $1.1 million has been used to repay long-term debt and a subordinated note, $1.8 million was used to acquire BFC as described below and the remainder is being used for working capital. The managing underwriters were Black & Company, Inc. and Pacific Crest Securities, Inc.

     Effective August 31, 1998, the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. BFC provides factoring, leasing, and inventory financing services in Washington, Oregon, California, and Nevada. The acquisition was accounted for using the purchase method and included an initial issuance of common stock with a value of $465,000. A cash payment was made in the amount of $1.8 million, with an adjustment to be made based on final determination of BFC's shareholders equity. A future contingent issuance of common stock valued at approximately $500,000 will be issued if BFC achieves earnings targets for the twelve-month period following the acquisition.

Item 6.  Financial Highlights


                                                               Year Ended December 31,
                                             1998          1997         1996          1995         1994
                                                    (dollars in thousands except per share data)
  Income Statement Data
Interest income                               $16,366       $15,086      $13,633       $10,644       $7,492
Interest expense                                6,501         6,943        6,174         4,548        2,841
                                               ------        ------      -------       -------       ------
Net interest income                             9,865         8,143        7,459         6,096        4,651
Provision for loan loss                           509           375          281           694          533
                                               ------        ------      -------       -------       ------
Net interest income after provision for
 loan loss                                      9,356         7,768        7,178         5,402        4,118
Non-interest income                               978           749          296           877          287
Non-interest expense                            6,927         5,284        3,682         3,093        2,363
                                               ------        ------      -------       -------       ------
Income before provision for income
 taxes                                          3,407         3,233        3,792         3,186        2,042
Provision for income taxes                      1,181         1,109        1,295         1,088          697
                                               ------        ------      -------       -------       ------
Net income                                     $2,226        $2,124       $2,497        $2,098       $1,345
                                               ======        ======      =======       =======       ======

Dividends
Cash                                             $212          $126         $101           $80          $49
Ratio of dividends to net income                9.52%         5.93%        4.04%         3.81%        3.64%
Per Share Data
Diluted earnings per share                      $0.57         $0.78        $0.97         $0.83        $0.78
Cash dividends per common share                 $0.06         $0.05        $0.04         $0.03        $0.03
Weighted average shares outstanding         3,715,901     2,601,650    2,586,711     2,514,769    1,723,733
Balance Sheet Data (at period end)
Investment securities                         $11,530        $8,481       $5,391        $3,263       $3,565
Trading assets                                     --            --           --         2,016        2,781
Loans, net                                    130,232       129,993      124,657       105,900       75,564
Total assets                                  178,345       173,293      159,157       131,348       94,728
Total deposits                                122,361       136,209      123,297       106,371       81,083
Total short-term borrowings                     2,275           725          550         2,625        1,350
Total long-term borrowings                     21,799        21,900       22,842        12,393        6,811
Total shareholders' equity                     30,920        13,887       11,813         9,391        5,182
Selected Ratios
Return on average total assets                  1.24%         1.28%        1.75%         1.90%        1.57%
Return on average shareholders'
 equity                                         8.34%        16.65%       23.93%        26.06%       30.21%
Net interest margin                             6.08%         5.33%        5.56%         5.91%        5.94%
Efficiency ratio (1)                           63.89%        59.42%       47.48%        44.36%       47.85%
Asset Quality Ratios
Allowance for loan losses to:
     Ending total loans                         1.37%         1.49%        1.50%         1.64%        1.50%
     Nonperforming assets (2)                  54.66%        81.51%      328.82%       540.80%      548.57%
Nonperforming assets to ending total assets     1.86%         1.39%        0.36%         0.25%        0.22%
Net loan charge-offs to average loans           0.54%         0.23%        0.13%         0.09%        0.20%
Capital Ratios
Average shareholders' equity to average
 assets                                        14.93%         7.69%        7.31%         7.30%        5.21%
Tier 1 capital ratio (3)                       22.21%         9.61%       10.11%         9.86%        7.68%
Total risk based capital ratio(4)              23.46%        11.34%       11.88%        11.96%       10.42%

(1)   Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.
(2)   Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and other real estate owned.
(3)   Tier 1 capital divided by risk-weighted assets.
(4)   Total risk-based capital divided by risk-weighted assets.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of certain significant business trends and uncertainties as well as other forward-looking statements and is intended to be read in conjunction with and is qualified in its entirety be reference to the consolidated financial statements of the Company and accompanying notes included elsewhere in this report. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, see "risk factors."

Introduction

     The Company has recently undertaken significant business changes to strengthen its position as a leading bank in Cowlitz County and to expand its services throughout western Washington. Beginning in November 1996, the Company expanded its operating base by opening a branch in Kelso, Washington. In July 1997, the Company acquired three Wells Fargo Bank branches, located in Castle Rock, Kalama, and Longview, Washington (the "Branch Acquisition"). In this acquisition, the Company acquired branch sites, retained the existing employees and assumed approximately $25.2 million in deposit liabilities, but did not acquire any loans or other revenue producing assets. During 1997, the Company established a trust department at its main office in Longview. In March 1998, the Company completed an initial public offering and in September 1998, the Company acquired Business Finance Corporation ("BFC") of Bellevue, Washington. BFC provides asset-based lending services to companies throughout the western United States.

Results of Operations

Net Interest Income

     For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits. Changes in net interest income result from changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

     Net interest income for the year ended December 31, 1998 was $9.9 million an increase of 21.1% from $8.1 million in 1997, which was $684,000 higher than 1996. Total interest earning assets averaged $162.2 million for the year ended December 31, 1998, compared to $152.9 million and $134.2 million for the corresponding periods in 1997 and 1996, respectively. The increase in average earning assets between 1998 and 1997 was attributable to an increase in taxable securities and interest earning balances due from banks after the Company's IPO in March of 1998, as well as the increase in loans after the Company's acquisition of BFC. For the year ended December 31, 1997, the increase in average earning assets was $18.6 million, the largest component of which was an increase in the amount of loans. The overall tax-equivalent yield on interest earning assets was 10.09% in 1998, compared to 9.87% in 1997 and 10.16% in 1996. The yield on interest-earning assets increased in 1998 when compared to 1997 due to loans at BFC which produce higher yields than loans at the Bank. Interest yields also increased on investments. In 1997, yields were lower on earning assets when compared to 1996, primarily due to lower interest rates on loans due to market conditions in the Bank's market area.

     Interest expense as a percentage of earning assets decreased to 4.01% in 1998, compared to 4.54% in 1997 and 4.60% in 1996. The average cost of interest bearing liabilities remained 5.30% in 1998 and 1997 compared to 5.35% in 1996. The Company's net interest spread was 4.79% in 1998, 4.57% in 1997, and 4.81% in 1996. The increase between 1998 and 1997 resulted from higher yields received on interest earning assets. Local competitive pricing conditions and funding needs for the Company's investments and loans were the primary determinants of rates paid for deposits during 1998, 1997 and 1996.

     Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to (i) average balances of assets and liabilities, (ii) the total dollar amounts of interest income on interest earning assets and interest expense on interest bearing liabilities, (iii) resulting yields or costs, (iv) net interest income and (v) net interest spread. Nonaccrual loans have been included in the table as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.


                                                                       Year Ended December 31,
                                           1998                             1997                            1996
                             Average                           Average     Interest           Average      Interest
                             Outstanding Interest              Outstanding Earned/             Outstanding Earned/
                              Balance    Earned/Paid Yield/Rate Balance    Paid     Yield/Rate  Balance    Paid       Yield/Rate

                                                                   (dollars in thousands)
ASSETS:
Loans                          $131,495  $14,103       10.73%   $130,362  $13,700      10.51%    $118,957  $12,721     10.69%
Taxable Securities               15,071      955        6.34%     10,261      667       6.50%       6,890      386      5.60%
Nontaxable securities(1)             81        4        4.94%          -        -       0.00%          36        3      8.33%
Trading assets                        -        -        0.00%          -        -       0.00%         589       34      5.77%
Federal funds sold                    -        -        0.00%          -        -       0.00%           -        -      0.00%
Interest earning balances
 due from Banks                  15,512    1,305        8.41%     12,259      719       5.87%       7,777      490      6.30%
                               --------  -------       -----    --------  -------      -----     --------  -------     -----
     Total interest
      earning assets           $162,159  $16,367       10.09%   $152,882  $15,086       9.87%    $134,249  $13,634     10.16%
Cash and due from banks           8,528                            7,553                            6,021
Premises and equipment, net       5,846                            5,064                            2,309
Allowance for loan losses        (1,930)                          (1,935)                          (1,801)
Net intangibles                   2,171                              580                                -
Other assets                      2,045                            1,846                            1,861
                               --------                         --------                         --------
      Total assets             $178,819                         $165,990                         $142,639
                               ========                         ========                         ========

LIABILITIES AND SHAREHOLDERS EQUITY:
Savings and interest-bearing
demand deposits                  $46,291  $1,894        4.09%    $37,568   $1,253       3.34%     $30,834   $1,031      3.34%
Certificates of deposits          52,682   3,048        5.79%     70,641    4,246       6.01%      64,863    3,960      6.11%
Long-term borrowings              21,755   1,469        6.75%     21,773    1,401       6.43%      17,315    1,073      6.20%
Short-term borrowings              1,865      90        4.83%        955       43       4.50%       2,359      110      4.66%
                                -------- -------       -----    --------  -------      -----     --------  -------     -----
     Total interest
      bearing liabilities       $122,593  $6,501        5.30%   $130,937   $6,943       5.30%    $115,371   $6,174      5.35%
Non-interest bearing deposits     28,672                          21,621                           16,196
Other liabilities                    851                             675                              639
     Total liabilities           152,116                         153,233                          132,206
      Shareholders' equity        26,703                          12,757                           10,433
                                --------                        --------                         --------
     Total liabilities and
     shareholders' Equity       $178,819                        $165,990                         $142,639
                               =========                        ========                         ========

Net interest income                       $9,866                           $8,143                           $7,460
                                         =======                          =======                           ======
Net interest spread                                     4.79%                           4.57%                           4.81%
Average yield on earning assets                        10.09%                           9.87%                          10.16%
Interest expense to
 earning assets                                         4.01%                           4.54%                           4.60%
Net interest income to
 earning assets                                         6.08%                           5.33%                           5.56%

(1) Interest earned on nontaxable securities has been computed on a 34 percent tax equivalent basis.


     Analysis of changes in interest differential. The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variance have been allocated to volume changes:

                                                                 Year Ended December 31,
                                                    1998 versus 1997                       1997 versus 1996
                                              Increase                                 Increase
                                           (Decrease) Due to                       (Decrease) Due to
                                                                Total Increase/                         Total Increase/
                                           Volume     Rate         (Decrease)     Volume        Rate      (Decrease)

                                                                  (dollars in thousands)
Interest income:
     Interest earning balances due
         From banks                         $275       $311             $586       $262     $(33)         $229
     Trading account income                    -          -                -       (34)                   (34)
Investment security income:
     Taxable securities                      304       (16)              288        219        62          281
     Nontaxable securities                     3          -                3        (2)         -          (2)
     Loans, including fees on loans          116        287              403      1,193     (214)          979
                                            ----       ----            -----     ------    -----        ------
          Total interest income              698        582            1,280      1,638     (185)        1,453
                                            ----       ----            -----     ------    -----        ------
Interest expense:
     Savings and interest bearing
          Demand                             359        282              641        222         -          222
     Certificates of deposit             (1,043)      (155)          (1,198)        351      (65)          286
     Short-term borrowings                    44          3               47       (63)       (4)         (67)
     Long-term borrowings                    (2)         70               68        288        40          328
                                            ----       ----            -----     ------    -----        ------
          Total interest expense           (642)        200            (442)        798      (29)          769
                                            ----       ----            -----     ------    -----        ------
Net interest spread                       $1,340       $382           $1,722       $840    $(156)         $684
                                           =====       ====           ======     ======    =====        ======


Provision for Loan Losses

     The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of nonperforming and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. See Allowance for Loan Losses disclosure for a more detailed discussion.

     The Company's provision for loan losses was $509,000, $375,000 and $281,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Net charge-offs were $710,000 in 1998 compared to net charge-offs of $299,000 and $150,000 for 1997 and 1996 respectively. Total charge-offs of $727,000 in 1998 reflect losses realized in the portfolio that the Company had recognized previously through the provision for loan losses. Management continues to closely monitor the loan quality and existing relationships.

     Nonaccrual loans were $2.7 million at December 31, 1998 and $1.9 million at December 31, 1997. During 1998, nonaccrual loans increased primarily in commercial loans secured by real estate. Included in the nonaccrual loans of $2.7 million are five borrowing relationships with an aggregate total of $1.7 million that are largely secured by real estate. Another component of this increase is approximately $331,000 of loans at the Company's subsidiary BFC. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Other real estate increased $485,000 during 1998, as a result of the reclassification of these loans from nonacrual in 1997 to other real estate owned in 1998. Any losses on nonaccrual loans, which are considered probable, have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed in the Allowance for Loan Losses disclosure. The increase in the provision for loan losses each year is largely reflective of the increases in nonaccrual loans during the periods. For a more detailed discussion see Allowance for Loan Losses disclosure.

Non-Interest Income

     Non-interest income consists of the following components:

                  Non-interest income
                                                                                     December 31,
                                                                  1998                  1997             1996
                  Service charge on deposit accounts            $   656                $  563           $  387
                  Net gains on sales of securities                    5                     -             (309)
                  Credit Card income                                114                   100               81
                  Fiduciary income                                   57                     -                -
                  ATM income                                         40                    13                -
                  Safe deposit box fees                              30                    15               12
                  Insurance Commissions                               9                    13               26
                  Data processing income                              -                    11               25
                  Other miscellaneous fees and income                67                    34               74
                                                                -------                ------           ------
                  Total non-interest income                     $   978                $  749           $  296
                                                                =======                ======           ======

   Total non-interest income has ranged from $978,000 for 1998, to $749,000 for 1997 and $296,000 for 1996. Service charges on deposit accounts increased to $656,000 in 1998 from $563,000 in 1997 and $387,000 in 1996 primarily because of the increase in deposits from the Branch Acquisition in July 1997. ATM income and safe deposit income have also increased after the Branch Acquisition. The opening of the trust department added $57,000 in non-interest income during 1998. The increase in non-interest income of $453,000 from 1996 to 1997 primarily reflects the loss in the Company's trading account of $309,000 in 1996. The loss was due primarily to the volatility of interest rates during this period. The Company did not conduct any trading activities during 1998 or 1997.

Non-Interest Expense

     Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premiums, professional fees, and other non-interest expenses. Non-interest expenses increased 31.1% to $6.9 million for the year ended December 31, 1998 compared to $5.3 million for the year ended December 31, 1997, which was an increase of 43.5% compared to $3.7 million for the year ended December 31, 1996. As discussed below, the primary reasons for this increase were increased staffing costs, as well as an increase in other operating expense such as occupancy expense and amortization of the deposit premium from the Branch Acquisition in July 1997 and the goodwill amortization from the acquisition of BFC in September 1998.

     A measure of the Company's ability to contain non-interest expenses is the efficiency ratio. This statistic is derived by dividing total non-interest expenses by total net interest income and non-interest income. The Company's efficiency ratio increased to 63.89% for the year ended December 31, 1998 compared to 59.42% for the corresponding period in 1997 and 47.48% for the year ended December 31, 1996, largely as a result of the Company's expansion activities during these periods.

     Salaries and benefits expense of $3.8 million in 1998 represented an increase of $997,000 or 36% from $2.8 million reported in 1997 which was $641,000 or 30% higher than the $2.1 million reported in 1996. In 1997, the salary expense reflected the addition of the employees that remained with the Bank after the Branch Acquisition in July 1997. During 1998, the salary and benefit expense includes the addition of approximately 22 employees from the branches for a twelve-month period. All of these employees were with the Company at both December 31, 1997 and December 31, 1998, but only received five and one-half months salary from the Company in 1997. Also contributing to the increase were ordinary increases in salary for existing employees generally ranging from three to six percent a year. At December 31, 1998, the Company had 105 full-time equivalent employees compared to 99 and 63 at December 31, 1997 and 1996, respectively.

     Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense in 1998 of $888,000 was $164,000 or 22.7% higher than the $724,000 reported in 1997, which was $331,000 or 84.2% higher than the $393,000 reported in 1996. The increase in occupancy expense in these periods was due primarily to building a new branch in Castle Rock and the remodel of the Triangle branch, both of which occurred in 1998. Also contributing to these increases were the expansion of the Company's main office facility, the Branch Acquisition in July 1997 and the opening of a branch in Kelso in late 1996.

     Intangible assets included a deposit premium of $1.6 million and $1.8 million, net of accumulated amortization, at December 31, 1998 and 1997, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 1998 also included goodwill of $1.5 million, net of accumulated amortization, representing the excess of acquisition costs over the fair value of net assets that arose in connection with the acquisition of Business Finance Corporation and is being amortized on a straight-line basis over a fifteen-year period. At December 31, 1998, expenses related to the amortization of intangibles were $309,000 compared to $123,000 at December 31, 1997 and $0 at December 31, 1996.

     Other operating expenses such as insurance, legal and accounting expenses, service charges, postage, and other business expenses were $1.7 million at December 31, 1998, $1.4 million at December 31, 1997, and $1.0 million at December 31, 1996. The increases from year to year were due to the Company's continued growth and expansion.

Income Taxes

     The provision for income taxes amounted to $1.2 million, $1.1 million and $1.3 million for 1998, 1997, and 1996, respectively. The provision resulted in an effective tax rate of 34.7% in 1998, 34.3% in 1997, and 34.2% in 1996.

Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of probable losses which have occurred as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific non-performing loans and estimates losses inherent in other loan exposures. An important building block in determining the adequacy of an allowance for loan losses is an analysis of loans by loan rating categories. The risk of a credit is evaluated by the Company's management at inception of the loan using an established grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest; a "10" rated loan would normally represent a loss. These gradings are reviewed annually or when indicators show that a credit may have weakened, such as operating losses, collateral impairment or delinquency problems.

The result is an allowance with two components:

     Specific Reserves: The amount of specific reserves is determined through a loan-by-loan analysis of classified and nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

     General  Allowance:  The amount of the general  allowance  is based on loss factors assigned to the Company's loan exposures based on internal credit ratings. These loss factors are determined on the basis of historical charge-off experience. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories of "management attention", "special mention", "substandard", "doubtful" and "loss" in the Company's Watch List. Suggested regulatory loss reserve factors are then applied to each of these categories of classified loan balances. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the previous year's actual net charge-offs and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Management selects a general allowance somewhere within this calculated range. Factors considered by management in making this decision include the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

     The quarterly analysis of specific and general loss components of the allowance is the principal method relied upon by management to ensure that changes in estimated loan loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific and the general components of the allowance, management also considers the experience of peer institutions and regulatory guidance in addition to the Company's own experience.

     Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined through the above process.

     At December 31, 1998, approximately $700,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific classified and nonperforming loans (including impaired loans) only, while approximately $1.1 million comprised the general portion of the allowance.

     Management's evaluation of the factors above resulted in allowances for loan losses of $1.8 million and $2.0 million at the end of 1998 and 1997, respectively. The allowance as a percentage of year-end total loans declined from 1.49% at year-end 1997 to 1.37% at year-end 1998. This decline reflects the increased level of charge-offs in 1998 which were considered by management in its determination of the adequacy of the allowance for loan losses in periods prior to charge-off. As such, these charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for loan losses.

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts.

     The following table shows the Company's loan loss performance for the periods indicated:


                                                                         Year Ended December 31,
                                                                   1998            1997           1996
                                                                          (dollars in thousands)
Loans outstanding at end of period                                  $132,046        $131,963       $126,551
Average loans outstanding during the period                         $131,495        $130,362       $118,957
Allowance for loan losses, beginning of period                        $1,970          $1,894         $1,763
Loans charged off:
     Commercial                                                          618             186             36
     Real estate                                                          --               3             30
     Consumer                                                             22              23             22
     Credit cards                                                         87             112             70
                                                                      ------          ------         ------
          Total loans charged-off                                        727             324            158
                                                                      ------          ------         ------
Recoveries:
     Commercial                                                           --               5              5
     Real estate                                                           3              --             --
     Consumer                                                              4              20              1
     Credit cards                                                         10              --              2
                                                                      ------          ------         ------
          Total recoveries                                                17              25              8
                                                                      ------          ------         ------
Provision for loan losses                                                509             375            281
                                                                      ------          ------         ------
Adjustment incident to acquisition                                        45              --             --
                                                                      ------          ------         ------
Allowance for loan losses, end of period                              $1,814          $1,970         $1,894
                                                                      ======          ======         ======
Ratio of net loans charged-off to average loans outstanding            0.54%           0.23%          0.13%
Ratio of allowance for loan losses to loans at year end                1.37%           1.49%          1.50%



Financial Condition

                                                       Summary Balance Sheet

                                              December 31,                      Increase (Decrease)
                                       1998      1997       1996      12/31/97-12/31/98     12/31/96-12/31/97
                                                                     (dollars)  (percent)  (dollars)  (percent)
                                                           (dollars in thousands)
ASSETS
     Cash and due from banks          $22,705    $23,109    $20,905     $(404)     (1.7)%     $2,204     10.5%
     Investment securities             11,530      8,481      5,391      3,049      36.0%      3,090     57.3%
     Loans, net                       130,232    129,993    124,657        239       0.2%      5,336      4.3%
     Other assets                      13,878     11,710      8,204      2,168      18.5%      3,506     42.7%
                                     --------   --------   --------    -------               -------
          Total assets               $178,345   $173,293   $159,157     $5,052       2.9%    $14,136      8.9%
                                     ========   ========   ========    =======               =======

LIABILITIES
     Non-interest-bearing             $33,062    $27,141    $16,821     $5,921      21.8%    $10,320     61.4%
deposits
     Interest-bearing deposits         89,299    109,068    106,476   (19,769)    (18.1)%      2,592      2.4%
                                     --------   --------   --------    -------               -------
     Total deposits                   122,361    136,209    123,297   (13,848)    (10.2)%     12,912     10.5%
     Other liabilities                 25,064     23,197     24,047      1,867       8.0%      (850)    (3.5)%
SHAREHOLDERS' EQUITY                   30,920     13,887     11,813     17,033     122.7%      2,074     17.6%
                                     --------   --------   --------    -------               -------
     Total liabilities and
shareholders' equity                 $178,345   $173,293   $159,157     $5,052       2.9%    $14,136      8.9%
                                     ========   ========   ========    =======               =======

Investment Securities

     At December 31, 1998, the Company's portfolio of investment securities totaled $11.5 million, a 36% increase when compared to a securities portfolio of $8.5 million at December 31, 1997. The investment portfolio increased during 1998 primarily as a result of the investment of the offering proceeds in March 1998.

   The Company follows a financial accounting principle which requires the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if liquidity requirements dictate or alternative investment opportunities arise. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability policy and illustrates management's assessment of the relative liquidity of the Company. At December 31, 1998, the investment portfolio consisted of 61.3% available-for-sale securities and 38.7% held-to-maturity investments. At December 31, 1997, available-for-sale securities were 47.4% and held-to-maturity investments were 52.6% of the investment portfolio. The Company did not conduct any trading activities during 1998 or 1997. See Note 2 to the Consolidated Financial Statements.

   The following table provides the book value of the Company's portfolio of investment securities as of December 31, 1998 and 1997.

                                                            December 31,
                                                    1998                       1997
                                          Amortized       Fair        Amortized       Fair
                                             Cost                       Cost         Value
                                                     (dollars in thousands)
Available-for-sale
U.S. Treasury securities                    $6,994        $7,065       $3,993        $4,017
                                            ------        ------       ------        ------
                    Total                   $6,994        $7,065       $3,993        $4,017
                                            ======        ======       ======        ======
Held-to-maturity
U.S. Treasury securities                      $999        $1,021       $2,978        $3,000
Municipal bond                                 199           199           --            --
Certificates of deposit                      3,267         3,267        1,486         1,486
                                            ------        ------       ------        ------
                    Total                   $4,465         4,487       $4,464        $4,486
                                            ======        ======       ======        ======

     At December 31, 1998, the Company's available-for-sale and held-to-maturity investments had a total net unrealized gains of approximately $93,000. This compares to net unrealized gains of approximately $46,000 at December 31, 1997. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

     In 1991, the Company became a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, in addition to dividend earnings. Investment in FHLB stock was $2.9 million at December 31, 1998 compared to $2.7 million at December 31, 1997.

     At December 31, 1998, net unrealized gains on available-for-sale securities were $47,000 representing 0.41% of the total portfolio. Management has no current plans to sell any of these securities.

     The following table summarizes the contractual maturities and weighted average yields of investment securities at December 31, 1998:

                                                    One                    After 5               Due
                              One year             through                 through             through
                               or less     Yield   5 years      Yield     10 years  Yield      10 years  Yield   Total      Yield
U.S. Treasury securities        $2,008     6.13%     $6,056     5.63%        $--       --         --       --     $8,064     5.77%
Other securities                 3,267     5.88%        100     4.00%         99    4.10%         --       --      3,466     5.78%
                                ------               ------                  ---                ----             -------
Total                           $5,275     5.90%     $6,156     5.23%        $99    4.10%         --       --    $11,530     5.78%
                                ======               ======                  ===                ====             =======

Loans

     Outstanding loans totaled $132,046,000 at December 31, 1998, representing an increase of $83,000 compared to $131,963,000 at December 31, 1997. Loan commitments were $24.7 million at December 31, 1998. Loan commitments amounted to $16.6 million at December 31, 1997.

     The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                                   Year Ended December 31,
                                                          1998                              1997
                                                 Amount         Percentage         Amount         Percentage
                                                               (dollars in thousands)
Commercial                                      $103,473           78.04%          $93,829           70.75%
Real estate construction                           3,206            2.42%            3,495            2.64%
Real estate commercial                             7,026            5.30%            5,475            4.13%
Real estate mortgage                              13,774           10.39%           24,167           18.22%
Consumer and other                                 5,063            3.82%            5,571            4.20%
Contracts purchased                                   45            0.03%               81            0.06%
                                                --------          ------          --------          ------
                                                 132,587          100.00%          132,618          100.00%
                                                                  ======                            ======
Deferred loan fees                                  (541)                             (655)
                                                --------                          --------
          Total loans                            132,046                           131,963
Allowance for loan losses                         (1,814)                           (1,970)
                                                --------                          --------
          Total loans, net                      $130,232                          $129,993
                                                ========                          ========

     The following table shows the maturities and sensitivity of the Company's loans to changes in interest rates at the dates indicated:

                                                                    December 31, 1998
                                                            Due after one
                                         Due in one year   through 5 years     Due after 5
                                              or less                              years          Total Loans
                                                             (dollars in thousands)
Commercial Loans                              $40,416           $49,584           $13,473          $103,473
Real estate construction                        1,251             1,537               418             3,206
Real estate commercial                          2,744             3,367               915             7,026
Real estate mortgage                            5,380             6,601             1,793            13,774
Consumer and other                              1,996             2,447               620             5,063

Contracts purchased                                 -                 -                45                45
                                              -------          --------           -------          --------
                                              $51,787           $63,536           $17,264          $132,587
                                              =======          ========           =======          ========
Loans with fixed interest rates                                                                   $97,584
Loans with floating interest rates                                                                   35,003
                                                                                                   --------
          Total                                                                                    $132,587
                                                                                                   ========


     In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996 issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114." The adoption of SFAS Nos. 114 and 118 did not have a material impact on the comparability of the tables provided herein. The Company, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days). The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrowers financial condition is such that collection of principal is not probable.

     At December 31, 1998 and 1997, the Company's recorded investment in certain loans that were considered to be impaired was $2.7 million and $2.3 million, respectively. Of these impaired loans, $891,000 and $302,000 have related valuation allowance of $65,000 and $199,000, while $1.8 million and $2.0 million did not require a valuation allowance. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 1998, 1997, and 1996, was approximately $2.4 million, $1.3 million, and $342,000, respectively. The Company's policy is to disclose as impaired loans all loans that are past due 90 days or more as to either principal or interest, except loans that are currently measured at fair value or the lower of cost or fair value and credit card receivables, which are considered large groups of smaller homogeneous loans and are collectively evaluated for impairment. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 1998, 1997, and 1996, interest income recognized on impaired loans totaled $77,000, $36,000, and $14,000, respectively, all of which was recognized on a cash basis.

     Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable.

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:

                                                                            December 31,
                                                                          1998        1997
Loans on nonaccrual status                                               $2,737      $1,897
Loans past due greater than 90 days but not on nonaccrual status              9         432
Other real estate owned                                                     573          88
Troubled debt restructurings                                                 --          --
                                                                         ------      ------
          Total nonperforming assets                                     $3,319      $2,417
                                                                         ======      ======
Percentage of nonperforming assets to total assets                         1.86%       1.39%

     The increase in nonperforming loans from December 31, 1997 to December 31, 1998 is reflective of 5 borrowing relationships with an aggregate principal balance of $1.7 million primarily secured by real estate. Also included in the increase is approximately $331,000 of loans at the Company's subsidiary BFC. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Other real estate owned has increased $485,000 and all properties are being actively marketed by local real estate agencies. Any probable losses have been considered in management's analysis of the allowance for loan losses.

Deposits

     The following table sets forth the average balances of the Company's interest bearing liabilities, interest expense and average rates paid for the period indicated:

                                                                       Year Ended December 31,
                                                  1998                          1997                          1996
                                       Average   Interest Average   Average   Interest  Average   Average   Interest  Average
                                       Balance   Expense    Rate    Balance   Expense     Rate    Balance   Expense     Rate
                                                                       (dollars in thousands)
Interest-bearing checking                $28,912  $1,396     4.83%    $21,956     $766     3.49%   $16,209      $533     3.29%
Savings                                   17,379     498     2.87%     15,612      487     3.12%    14,625       498     3.41%
Certificates of deposit                   52,682   3,048     5.79%     70,641    4,246     6.01%    64,863     3,960     6.11%
Long-term borrowings                      21,755   1,469     6.75%     21,773    1,401     6.43%    17,315     1,073     6.20%
Short-term borrowings                      1,865      90     4.83%        955       43     4.50%     2,359       110     4.66%
                                        --------  ------             --------   ------            --------    ------
     Total interest-bearing             $122,593  $6,501     5.30%   $130,937   $6,943     5.30%  $115,371    $6,174     5.35%
liabilities                                       ======                        ======                        ======
Total noninterest-bearing liabilities     29,523                       22,296                       16,835
                                        --------                     --------                     --------
     Total interest and noninterest-
          Bearing liabilities           $152,116                     $153,233                     $132,206
                                        ========                     ========                     ========

     Deposits decreased to $122.4 million at December 31, 1998, a decrease of 10.2% from $136.2 at December 31, 1997, primarily as a result of the Company reducing pricing on certain of its higher yielding certificates after the acquisition of deposits from the Branch Acquisitions in July of 1997, intending to eliminate these higher cost certificates of deposit at maturity. The decline in deposits has been primarily in time deposits. Nonvolatile, non-interest bearing deposits, also referred to as core deposits, have grown as a percentage of the Company's deposit base. To the extent that the Company is able to fund operations with non-interest bearing core deposits, net interest spread, the difference between interest income and interest expense, will improve. At December 31,1998, non-interest bearing demand deposits were 27% of total deposits, compared to 19.9% of total deposits at December 31, 1997

     Interest bearing deposits consist of NOW, money market, savings and time certificate accounts. By their nature, interest bearing account balances will tend to grow or decline as the Company reacts to changes in competitors' pricing and interest payment strategies. At December 31, 1998, total interest bearing deposit accounts of $89.3 million decreased $19.8 million or 18.1% from December 31, 1997. This decline was concentrated in certificate of deposit accounts as discussed above.

     The Company has from time to time funded its growth with higher interest rate certificates of deposit over $100,000. At December 31, 1998, time certificates of deposit in excess of $100,000 totaled $13.6 million or 32.5% of total outstanding time deposits, compared to $18.6 million or 29.7% of total outstanding time deposits at December 31, 1997. This decline in time deposits in excess of $100,000 during 1998 and 1997 reflects management's decision to allow this type of deposit to run-off following the Branch Acquisition in July 1997.

     The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 1998:

                                                      Time deposits of $100,000 or more (1)    All other time deposits (2)
                                                                                (dollars in thousands)
Reprice/Mature in three months or less                  $     6,796         49.89%             $     10,547       37.26%
Reprice/Mature after three months through six months          1,179          8.65%                    6,898       24.37%
Reprice/Mature after six months through one year              2,522         18.51%                    5,908       20.87%
Reprice/Mature after one year through five years              2,806         20.60%                    4,706       16.62%
Reprice/Mature after five years                                 320          2.35%                      250         .88%
                                                        ----------         ------              ------------      ------
     Total                                              $   13,623         100.00%             $     28,309      100.00%
                                                        ==========         ======              ============      ======

(1) Time deposits of $100,000 or more represent 32.5% of total time deposits at December 31, 1998.
(2) All other time deposits represent 67.5% of total time deposits at December 31, 1998.

     At December 31, 1998, other borrowings have the following times remaining to maturity:

                                                                      Due        Due
                                                                     after 3    after
                                                         Due in 3    months     one year     Due
                                                          months     through    through     after 5
                                                          or less   one year    5 years       years     Total
                                                                       (dollars in thousands)
Short-term borrowings                                      $2,275        $--        $--        $--      $2,275
Long-term borrowings                                           --        517     15,586      5,696      21,799
                                                           ------       ----    -------     ------     -------
     Total borrowings                                      $2,275       $517    $15,586     $5,696     $24,074
                                                           ======       ====    =======     ======     =======

     Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at December 31, 1998, bear interest at rates from 5.17% to 8.80%. At December 31, 1998, $21.7 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $22.8 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Asset-Liability Management/Interest Rate Sensitivity

     The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A part of asset-liability management involves interest rate sensitivity, the difference between repricing assets and repricing liabilities in a specific time period. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 1998, the analysis indicated that the earnings risk was within the Company's policy guidelines.

     A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of repricing intervals between assets and liabilities. Interest-rate sensitivity management attempts to maximize earnings growth by minimizing the effects of changing rates, asset and liability mix, and prepayment trends.

     The following table presents interest-rate sensitivity data at December 31, 1998. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all repricing intervals.

                                                Estimated Maturity or Repricing at December 31, 1998
                                           0-3           3-6        6-12        1-5         Over
                                          Months       Months      Months       Years       5 Years     Total
                                                               (dollars in thousands)
Interest Earning Assets:
     Interest earning balances due
          From banks                      $11,816         $--        $--         $--         $--     $11,816
     Investments available for sale         1,002       1,006         --       5,057          --       7,065
(1)
     Investments held to maturity             991       1,979        297       1,098         100       4,465
     Federal Home Loan Bank
          Stock (1)                         2,869          --         --          --          --       2,869
     Loans, including fees                 41,506       4,790      5,491      62,995      17,264     132,046
                                          -------     -------    -------     -------     -------    --------
          Total interest earning assets   $58,184      $7,775     $5,788     $69,150     $17,364    $158,261
                                          =======     =======    =======     =======     =======    ========
Allowance for loan losses                                                                            (1,814)
Cash and due from banks                                                                               10,889
Other assets                                                                                          11,009
                                                                                                    --------
          Total assets                                                                              $178,345
                                                                                                    ========
Interest Bearing Liabilities:
     Savings and interest demand
          Deposits                        $29,613         $--        $--         $--     $17,754     $47,367
     Certificates of deposit               17,343       8,077      8,430       7,981         101      41,932
     Borrowings                            17,026         207        127         100       6,614      24,074
                                          -------     -------    -------     -------     -------    --------
          Total interest bearing
               Liabilities                 63,982       8,284      8,557       8,081      24,469    $113,373
                                          =======     =======    =======     =======     =======    ========
Other liabilities                                                                                     34,052
Shareholders' equity                                                                                  30,920
                                                                                                    --------
          Total liabilities &
               Shareholders' equity                                                                 $178,345
Interest sensitivity gap                  (5,798)       (509)    (2,769)      61,069     (7,105)     $44,888
                                          -------     -------    -------     -------     -------    ========
Cumulative interest sensitivity gap      $(5,798)    $(6,307)   $(9,076)     $51,993     $44,888
                                          =======     =======    =======     =======     =======

(1)   Equity investments have been placed in the 0-3 month category

     The table illustrates that the Company is liability sensitive in all periods except in the 1-5 year period in which it is asset-sensitive. In an environment of increasing interest rates, the theoretical net interest margins of the Company would be adversely affected for the 12 months following December 31,1998, and favorably thereafter. Conversely, in a declining interest-rate environment, the Company's theoretical net interest margins would be favorably affected for the 12 month period following December 31, 1998, and adversely thereafter.

Market Risk

     Interest rate and credit risks are the most significant market risks impacting the Company's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk.

     Interest rate risk is managed through the monitoring of the Company's gap position (see Asset-Liability Management/Interest Rate Sensitivity) and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure.

     Rate shock is an instantaneous and complete adjustment in market rates of various magnitudes on a static or level balance sheet to determine the effect such a change in rates would have on the Company's net interest income for the succeeding twelve months, and the fair values of financial instruments.

   The Company utilizes asset/liability-modeling software to determine the effect of a shift in market interest rates, with scenarios of interest rates increasing 100 and 200 basis points and decreasing 100 and 200 basis points. The model utilized to create the table presented below is based on the concept that all rates do not move by the same amount or at the same time. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. In addition, interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on certain types of assets may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. The ability of certain borrowers to make scheduled payments on the adjustable rate loans may decrease in the event of an interest rate increase due to adjustments in the amount of the payments.

     The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate. Local conditions and the strategy of the Company determine the weights for loan and core deposits; the others are set by national markets. In addition, a timing factor has been used as (a) fixed rate instruments do not reprice immediately; (b)renewals may have different term than original maturities; and (c) there is a timing factor between rates on different instruments (i.e. core deposits usually reprice well after there has been a change in the federal funds rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

     The following table shows the estimated impact of the interest rate shock on net interest income and the fair values of financial instruments at December 31, 1998:

                                                                       Fair Values of Financial Instruments
                                        Net Interest Income                    Assets                    Liabilities
                                    Amount           %Change            Amount        % Change      Amount       %Change
                                                                 (all amounts in thousands)
+200 basis points                    10,008               1.5%       165,303           (3.1)%     146,366        (1.0)%
+100 basis points                     9,937               0.7%       169,973           (1.4)%     147,081        (0.5)%
Static                                9,865               0.0%       170,617            0.0%      147,817         0.0%
-100 basis points                     9,793              (0.7)%      176,124            2.2%      148,603         0.5%
-200 basis points                     9,722              (1.5)%      179,438            4.1%      149,426         1.1%

                                       25

     Loans and certificates of deposit represent the majority of interest rate exposure. Investments only represent 9.3% of interest earning assets and therefore, the impact of the investments on net interest income of moving rates would not be significant. Historically, savings and interest-bearing checking accounts have not repriced in proportion to changes in overall market interest rates. The change in net interest income can be attributed to the balance of loans and certificates of deposit maturing/repricing. As a result, in an increasing/decreasing interest rate environment net interest income would increase/decrease.

     The change in fair values of financial assets is mainly a result of total loans representing 83.4% of total interest-earning assets. Of these loans $ 97,584 have fixed interest rates, which decline in value during a period of rising interest rates.

     While asset/liability models have become a main focus of risk management, the Company believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. The quantitative risk information provided is limited by the parameters established in creating the related models. Therefore, the Company uses these models only as a supplement to other risk management tools.

Return on Equity and Assets

     Net income for the year ended December 31, 1998, totaled $2.2 million for a return on average shareholders' equity of 8.34% and a return on average total assets of 1.24%. These returns compare to a 16.65% return on average equity and 1.28% return on average total assets for the corresponding period in 1997. These declines reflect the additional common stock issued in the Company's March 1998 IPO and an increase in assets for the year ended December 31, 1998. The increase in assets is related to the increase in cash after the March IPO.

     Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

                                                                            Year Ended December 31,
                                                                        1998          1997          1996
                                                                    (dollars in thousands except per share data)
               Net income                                                 $2,226        $2,124       $2,497
               Average assets                                           $178,819      $165,990     $142,639
               Return on average assets                                    1.24%         1.28%        1.75%

               Net income                                                 $2,226        $2,124       $2,497
               Average equity                                            $26,703       $12,757      $10,433
               Return on average equity                                    8.34%        16.65%       23.93%

               Cash dividends paid per share                               $0.06         $0.05        $0.04
               Diluted earnings per share                                  $0.57         $0.78        $0.97
               Dividend payout ratio                                      10.53%         6.41%        4.12%

               Average equity                                            $26,703       $12,757      $10,433
               Average assets                                           $178,819      $165,990     $142,639
               Average equity to asset ratio                              14.93%         7.69%        7.31%

Liquidity

     Liquidity represents the ability to meet deposit withdrawals to fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customer deposits, loan payments, sales of assets, advances from the FHLB and the use of the federal funds market. As of December 31, 1998, approximately $5.3 million of the securities portfolio matures within one year.

     On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $472,000 net proceeds were $14.9 million. Of these proceeds $1.1 million has been used to repay long-term debt and a subordinated note. On August 31, 1998 the Company acquired BFC. The acquisition was accounted for using the purchase method, including issuance of common stock with a value of $465,000. A cash payment was made totaling $1.8 million, with an adjustment to be made based on final determination of BFC's shareholders equity. A future contingent issuance of common stock valued at approximately $500,000 will be issued if BFC achieves earnings targets for the twelve-month period following the acquisition. As part of the acquisition, goodwill was recorded in the amount of $1.6 million and is being amortized on a straight-line basis over a 15 year period.

     Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at December 31, 1998, bear interest at rates from 5.17% to 8.80%. At December 31, 1998, $21.7 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $22.8 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

     The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At December 31, 1998, the Company's ratios were 22.21% and 23.46%, respectively. At December 31, 1997, the Company's ratios were 9.61% and 11.34%, respectively. The ratio of shareholder's equity to average assets was 15.81% and 6.94% at December 31, 1998 and 1997, respectively. December 31, 1998 ratios are significantly higher than those at December 31, 1997 due to the initial public offering on March 12, 1998 in which $14.9 million was raised in additional capital.

Year 2000

     This section constitutes a Year 2000 readiness statement and contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third party and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on the Company's current assessments and remediation plans, which are based on certain representations of third party service providers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See "Risks" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

     The Company has an active Y2K plan and committee addressing all systems affected by the millennium issue. The plan includes five phases Awareness, Assessment, Renovation, Validation, and Implementation.

Awareness

     The Company's senior management participates on the committee as well as a representative from each critical area of the Bank. The board of directors is updated on the progress of the plan on a monthly basis. The awareness phase has been completed but will continue to be an on going effort in regards to educating customers and keeping abreast of all new Y2K issues. The Bank has implemented several awareness programs for customers and is sponsoring Year 2000 seminars for its larger business customers.

Assessment

     Assessment of the Company's systems has been completed and all hardware/software as well as non-hardware/software systems have been identified. The committee has developed a list of products and systems that could be affected by the Year 2000 date change. All vendors and suppliers have been contacted and have been individually assessed for both their criticality to the operation of the Company and if they are satisfactory in their Year 2000 efforts.

Renovation and Validation

     The Company is currently in the renovation and validation phases of the project. All mission critical systems will be validated for Y2K compliance by March 31, 1999 with minor systems completed by the end of the second quarter of 1999.

Implementation

     Any system found to be not in compliance with the Year 2000 date change has been brought to the attention of senior management and is being upgraded or replaced. The systems that have been identified are included in the Company's Year 2000 budget. A budget has been approved and the additional costs to address the Year 2000 issues at this time are estimated to be $235,000. The Year 2000 related costs incurred by the Company to date are approximately $122,000.

Contingency plan

     A contingency plan has been established that would be carried out in the event that the preventative measures put in place do not prove successful. Each area of the Company has completed a mission critical operating plan that would be initiated using manual processing. In the event that this plan would need to be implemented there would be a substantial increase in staffing and related expenses. This plan addresses business operations to be carried out assuming the telephone and electrical systems are in working order. The contingency plan will continue to be updated throughout 1999.

Risks

     The Company has attempted to assess the Year 2000 readiness of its loan and deposit customers. If these customers were adversely affected by the Year 2000, no assurance can be given that their ability to repay debt would not be affected.

     Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of Year 2000 issues. Although the Company has no reason to believe that a material disruption will occur, the most likely worst case scenario would result from a Y2K failure in the power supply, voice and data transmission systems or the federal government. If such a failure were to occur, the Company would implement its contingency plan. In such event, it is likely that there would be temporary disruption of customer service and customer inconvenience and additional costs from the implementation of the contingency plan. It is not possible to quantify those costs at the present time. Although the Company believes its contingency plan will satisfactorily address these issues, there can be no assurance that the Company's contingency plan will function as anticipated or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption of service.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Cowlitz Bancorporation:

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Arthur Andersen LLP



Portland, Oregon
January 15, 1999

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                           December 31, 1998 and 1997
               (in thousands of dollars, except number of shares)

                                                                            1998             1997
ASSETS
Cash and due from banks...........................................     $  22,705        $  23,109
Investment securities:
   Investments available-for-sale (at fair value, cost of $6,994 and
     $3,993 at December 31, 1998 and December 31, 1997,
     respectively)................................................         7,065            4,017
   Investments held-to-maturity (at amortized cost, fair value of $4,487 and $4,486 at December 31, 1998 and
     December 31, 1997, respectively).............................         4,465            4,464
                                                                      ----------        ---------
     Total investment securities..................................        11,530            8,481
                                                                      ----------        ---------
Loans.............................................................       132,046          131,963
Allowance for loan losses.........................................        (1,814)          (1,970)
                                                                      ----------        ---------
   Loans, net.....................................................       130,232          129,993
                                                                      ----------        ---------
Premises and equipment, net of accumulated depreciation of $1,837 and $1,354 at December 31, 1998 and December 31, 1997,
   respectively...................................................         5,859            5,653
Federal Home Loan Bank stock......................................         2,869            2,658
Intangible assets, net of accumulated amortization of
   $432 and $123 at December 31, 1998 and December 31, 1997,
   respectively...................................................         3,110            1,847
Other assets......................................................         2,040            1,552
                                                                      ----------        ---------
     Total assets.................................................     $ 178,345        $ 173,293
                                                                      ==========        =========

LIABILITIES
Deposits:
   Demand.........................................................     $  33,062        $  27,141
   Savings and interest-bearing demand............................        47,367           46,454
   Certificates of deposit........................................        41,932           62,614
                                                                      ----------        ---------
     Total deposits...............................................       122,361          136,209
Short-term borrowings.............................................         2,275              725
Long-term borrowings..............................................        21,799           21,900
Other liabilities.................................................           990              572
                                                                      ----------        ---------
     Total liabilities............................................     $ 147,425         $159,406
                                                                      ----------        ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 and no shares authorized as of December 31, 1998 and December 31, 1997, respectively;
    no shares issued and outstanding at December 31, 1998 and
   December 31, 1997, respectively................................     $       -        $       -
Common stock, no par value; 25,000,000 and 3,937,500 shares
   authorized as of December 31, 1998 and December 31, 1997,
   respectively; 4,001,999 and 2,604,543 shares issued and
   outstanding at December 31, 1998 and December 31, 1997,
    respectively..................................................        18,251            3,262
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................        11,085            9,071
Accumulated other comprehensive income............................            46               16
                                                                      ----------        ---------

     Total shareholders' equity...................................        30,920           13,887
                                                                      ----------        ---------
     Total liabilities and shareholders' equity...................     $ 178,345        $ 173,293
                                                                      ==========        =========

        The accompanying notes are an integral part of these statements.
                                       30

                                COWLITZ BANCORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                           December 31, 1998, 1997 and 1996
                   (in thousands of dollars, except per share amounts)

                                                                     1998           1997            1996
INTEREST INCOME
Interest and fees on loans.............................       $    14,103       $ 13,700       $  12,721
Interest on taxable investment securities..............               955            667             386
Interest on non-taxable investments securities.........                 3              -               2
Trading account interest...............................                 -              -              34
Interest from other banks..............................             1,305            719             490
                                                              -----------       --------       ---------
   Total interest income...............................            16,366         15,086          13,633
                                                              -----------       --------       ---------
INTEREST EXPENSE
Savings and interest-bearing demand....................             1,894          1,253           1,031
Certificates of deposit................................             3,048          4,246           3,960
Short-term borrowings..................................                90             43             110
Long-term borrowings...................................             1,469          1,401           1,073
                                                              -----------       --------       ---------
   Total interest expense..............................             6,501          6,943           6,174
                                                              -----------       --------       ---------
   Net interest income before provision for loan losses             9,865          8,143           7,459

PROVISION FOR LOAN LOSSES..............................              (509)          (375)           (281)
                                                              -----------       --------       ---------
   Net interest income after provision for loan losses.             9,356          7,768           7,178
                                                              -----------       --------       ---------
NONINTEREST INCOME
   Service charges on deposit accounts.................               656            563             387
   Other income........................................               317            186             218
   Net gains on sales of securities....................                 5              -            (309)
                                                              -----------       --------       ---------
     Total noninterest income..........................               978            749             296
                                                              -----------       --------       ---------
NONINTEREST EXPENSE
   Salaries and employee benefits......................             3,775          2,778           2,137
   Net occupancy and equipment expense.................               888            724             393
   Business tax expense................................               242            224             202
   Amortization of intangibles.........................               309            123               -
   Other operating expense.............................             1,713          1,435             950
                                                              -----------       --------       ---------
     Total noninterest expense.........................             6,927          5,284           3,682
                                                              -----------       --------       ---------
     Income before income tax expense..................             3,407          3,233           3,792

INCOME TAX EXPENSE.....................................             1,181          1,109           1,295
                                                              -----------       --------       ---------
     Net income........................................       $     2,226       $  2,124       $   2,497
                                                              ===========       ========       =========
BASIC EARNINGS PER SHARE...............................       $      0.60       $   0.82       $    0.97
DILUTED EARNINGS PER SHARE.............................       $      0.57       $   0.78       $    0.97

        The accompanying notes are an integral part of these statements.
                                       31

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Years Ended 1998, 1997, and 1996
                            (in thousands of dollars)

                                                                            1998         1997         1996
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................................    $     2,226  $     2,124  $     2,497
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.................................            833          557          191
   Provision for loan losses.....................................            509          375          281
    Net losses (gains) on sales of trading securities............              -            -          309
    Net losses (gains) on sales of investments securities
      available-for-sale.........................................             (5)           -            -
    Net amortization of investment security premiums and
      accretion of discounts.....................................             (5)          (2)          (3)
    (Increase) decrease in other assets..........................            182         (248)          49
    Increase (decrease) in other liabilities.....................           (111)         (83)          87
    Federal Home Loan Bank stock dividends.......................           (211)        (195)        (180)
    Purchase of trading securities...............................              -            -      (64,500)
    Sales of trading securities..................................                           -       66,204
                                                                     -----------   ----------   ----------
      Net cash provided by operating activities..................          3,418        2,528        4,935
                                                                     -----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities
    held-to-maturity.............................................          3,669        3,784        2,860
  Proceeds from maturities of investment securities
    available-for-sale...........................................          1,000            -            -
  Purchases of investment securities:
    Held-to-maturity.............................................         (3,665)      (1,994)      (2,969)
    Available-for-sale...........................................         (3,996)      (4,857)      (2,006)
  Net (increase) decrease in loans...............................          1,065       (5,711)     (19,038)
  Purchases of premises and equipment............................           (725)      (1,300)      (2,797)
  Proceeds from assumption of deposit liabilities................              -       22,885            -
  Acquisition of business, net of cash acquired..................         (1,776)           -            -
                                                                     -----------   ----------   ----------
      Net cash (used in) provided by investment activities.......         (4,428)      12,807      (23,950)
                                                                     -----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand, savings, and interest-bearing
    demand deposits..............................................          6,834        5,536       (1,207)
  Net increase (decrease) in certificates of deposit.............        (20,682)     (17,841)      18,133
  Dividends paid.................................................           (212)        (126)        (101)
  Net increase (decrease) in short-term borrowings...............          1,550          175       (2,075)
  Proceeds from long-term borrowings.............................          5,000        2,000       15,070
  Repayment of long-term borrowings..............................         (6,408)      (2,942)      (4,621)
  Repurchase of common stock.....................................           (494)           -            -
  Issuance of common stock for cash, net of amount paid for
       fractional shares and offering costs......................         15,018           67           19
                                                                     -----------   ----------   ----------
      Net cash provided by (used in) financing activities........            606      (13,131)      25,218
                                                                     -----------   ----------   ----------
      Net increase (decrease) in cash and due from banks.........           (404)       2,204        6,203
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR.....................         23,109       20,905       14,702
                                                                     -----------   ----------   ----------
CASH AND DUE FROM BANKS AT END OF PERIOD.........................    $    22,705  $    23,109  $    20,905
                                                                     ===========   ==========   ==========
CASH PAID FOR INTEREST...........................................    $     6,548  $     6,990  $     6,143
CASH PAID FOR INCOME TAXES.......................................    $     1,193  $     1,068  $     1,245
LOANS TRANSFERRED TO OREO........................................    $       544  $         -  $         -

        The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)


                                                                                     Accumulated
                                                               Additional                 Other        Total
                                             Common Stock        Paid-in    Retained  Comprehensive Shareholders' Comprehensive
                                         Shares       Amount     Capital    Earnings      Income       Equity        Income
BALANCE AT DECEMBER 31, 1995              2,585,608   $  3,176   $  1,538   $  4,677     $    -    $   9,391
Comprehensive Income:
  Net income...........................           -          -          -      2,497          -        2,497       $  2,497
  Net changes in unrealized gains on
     Investments available-for-sale, net
     Of deferred taxes of $3...........           -          -          -          -          7            7              7
                                                                                                                   --------
  Other comprehensive income, net of tax          -          -          -          -          -            -              7
                                                                                                                   --------
  Comprehensive Income.................           -          -          -          -          -            -       $  2,504
                                                                                                                   ========
Issuance of common stock for cash......       4,795         19          -          -          -           19
Cash dividend paid ($.04 per share)....           -          -          -       (101)         -         (101)
                                          ---------   --------     ------     ------    -------     --------
BALANCE AT DECEMBER 31, 1996              2,590,403      3,195      1,538      7,073          7       11,813
Comprehensive Income:
  Net income...........................           -          -          -      2,124          -        2,124       $  2,124
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $5...........           -          -          -          -          9            9              9
                                          ---------   --------     ------     ------    -------     --------       --------
  Other comprehensive income, net of tax          -          -          -          -          -            -              9
                                                                                                                   --------
  Comprehensive Income.................           -          -          -          -          -            -       $  2,133
                                                                                                                   ========
Issuance of common stock for cash......      14,140         67          -          -          -           67
Cash dividend paid ($.05 per share)....           -          -          -       (126)         -         (126)
                                          ---------   --------     ------     ------    -------     --------
BALANCE AT DECEMBER 31, 1997              2,604,543      3,262      1,538      9,071         16       13,887
Comprehensive Income:
  Net income...........................           -          -          -      2,226          -        2,226          2,226
  Net changes in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $16..........           -          -          -          -         30           30             30
                                                                                                                    -------
  Other comprehensive income, net of tax          -          -          -          -          -            -             30
                                                                                                                    -------
  Comprehensive Income.................           -          -          -          -          -            -       $  2,256
                                                                                                                    =======
  Issuance of common stock for cash....   1,396,251     15,019          -          -          -       15,019
  Purchase of treasury stock...........     (50,000)      (494)         -          -          -         (494)
  Issuance of common stock for
  acquisition..........................      51,282        465          -          -          -          465
  Cash dividends paid ($.06 per share).           -          -          -       (212)         -         (212)
Cash paid for fractional shares........         (77)        (1)         -          -          -           (1)
                                          ---------   --------     ------     ------    -------     --------
BALANCE AT DECEMBER 31, 1998              4,001,999   $ 18,251     $1,538    $11,085   $    46      $ 30,920
                                          =========   ========     ======     ======    =======     ========

        The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

1. Summary of Significant Accounting Policies

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

Investment Securities

     Investment securities are classified as either trading, available-for-sale or held-to-maturity. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Securities not classified as either held-to-maturity or trading are classified as available-for-sale. Trading securities are carried at fair value. Net unrealized gains and losses on trading securities are included in the consolidated statements of income. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax effect, added to or deducted from shareholders' equity. Held-to-maturity securities are carried at amortized cost.

Loans

     Interest income on simple interest loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate that collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest is anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent that payments are subsequently received and collection of the remaining recorded investment is probable. Loan fees are offset against operating expenses to the extent that these fees cover the direct expense of originating loans. Fees in excess of origination costs are deferred and amortized to income over the related loan period.

Stock-Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock -based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has opted to continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair-value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the income statement if the fair-value method has been used.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

Allowance for Loan Losses

     The allowance for loan losses is based on management's estimates. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Actual losses may vary from the current estimates. These estimates are reviewed periodically and are adjusted as deemed necessary. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

     A loan is impaired when, based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to included in impaired loans all loans that are past due 90 days or more as to either principal or interest, except for loans that are currently measured at fair value or at the lower of cost or fair value, and credit card receivables, which are considered large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, impairment is measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrowers' financial condition is such that collection of principal is not probable.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed on the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to
39.5 years.

     Improvements are capitalized and depreciated over the lesser of their estimated useful lives or the life of the lease. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts.


Intangible Assets

     Intangible assets include a deposit premium of $1,570 and $1,847 (net of accumulated amortization) at December 31, 1998 and 1997, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 1998 also include goodwill of $1,540 (net of accumulated amortization), representing the excess of acquisition costs over the fair value of net assets that arose in connection with the acquisition of Business Finance Corporation and is being amortized on a straight-line basis over a fifteen-year period.

Other Borrowings

     Federal funds purchased generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the transaction date. Other long-term borrowed funds extend beyond one year.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


Income Taxes

     Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates, which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset or liability from the beginning to the end of the year, less amounts applicable to the change in value related to investments available-for-sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

     Earnings per share computations are computed using the weighted average number of common and dilutive common equivalent shares (stock options) assumed to be outstanding during the period using the treasury stock method.

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                       WeightedPer Share
                                                     Net Income        Avg Shares       Amount

                                                       For the year ended December 31, 1998
                  Basic earnings per share           $ 2,226           3,715,901        $0.60
                  Stock Options                                          178,194
                  Diluted earnings per share         $ 2,226           3,894,095        $0.57

                                                       For the year ended December 31, 1997

                  Basic earnings per share           $ 2,124           2,601,650        $0.82
                  Stock Options                                          109,862
                  Diluted earnings per share         $ 2,124           2,711,512        $0.78

                                                       For the year ended December 31, 1996

                  Basic earnings per share           $ 2,497           2,586,711        $0.97
                  Stock Options                                                -
                  Diluted earnings per share         $ 2,497           2,586,711        $0.97


     The Company for the periods reported had no reconciling items between net income and income available to common shareholders.

Supplemental Cash Flow Information

     For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts in the balance sheet caption "Cash and due from banks" and include cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Off-Balance-Sheet Financial Instruments

     In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

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

     As required by SAB No. 98, the Company has restated its historical basic and diluted earnings per share to conform with this new guidance. The following is a summary of the historical and restated earnings per share amounts:

                                                Year ended                    Year ended
                                            December 30, 1997               December 30, 1996
                                          Basic         Diluted          Basic          Diluted
     Previously reported EPS........    $  0.76        $   0.76        $  0.90        $  0.90
     Restated EPS...................    $  0.82        $   0.78        $  0.97        $  0.97

SFAS No. 133

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operation.

Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and it's components in the financial statements. For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

   The components of comprehensive income for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                           1998       1997           1996
                               Unrealized gain (loss) arising during
                                 the period, net of tax..............  $      33      $     9      $     7
                               Reclassification adjustment for
                                 net realized gains (losses) on
                                 securities available-for-sale
                                 included in net income during the
                                 year, net of tax of $2, $0, and $0..          3             -           -
                                                                       ---------      --------   ----------
                                 Net unrealized gain included in
                                    other comprehensive income.......  $      30      $      9   $        7
                                                                       =========      ========   ==========

Prior Year Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   Investment Securities

     The amortized cost and estimated fair values of investment securities at December 31 are shown below:

                  December 31, 1998                                    Available-for-Sale
                                                                     Gross        Gross      Estimated
                                                     Amortized    Unrealized    Unrealized      Fair
                                                       Cost          Gains        Losses       Value
   U.S. Government and agency securities............ $   6,994    $      71     $       -    $  7,065
                                                     ---------    ---------     ---------    --------
                  Total............................. $   6,994    $      71     $       -    $  7,065
                                                     =========    =========     =========    ========

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


                                                                         Held-to-Maturity
                                                                     Gross        Gross      Estimated
                                                     Amortized    Unrealized    Unrealized      Fair
                                                       Cost          Gains       Losses        Value
   Municipal Bonds.................................. $     199     $     -       $    -        $    199
   U.S. Government and agency securities............       999           22           -           1,021
   Certificates of deposit..........................     3,267           -            -           3,267
                                                     ---------     --------      ------        --------
                  Total............................. $   4,465     $     22      $    -        $  4,487
                                                     =========     ========      ======        ========

                  December 31, 1997                                    Available-for-Sale
                                                                     Gross        Gross      Estimated
                                                     Amortized    Unrealized    Unrealized      Fair
                                                       Cost          Gains        Losses       Value
   U.S. Government and agency securities............ $   3,993    $      24     $       -    $  4,017
                                                     ---------     --------      --------    --------
                  Total............................. $   3,993    $      24     $       -    $  4,017
                                                     =========    =========     =========    ========

                                                                         Held-to-Maturity
                                                                     Gross        Gross      Estimated
                                                     Amortized    Unrealized    Unrealized      Fair
                                                       Cost          Gains       Losses        Value
   U.S. Government and agency securities.............$   2,978    $      22     $       -    $  3,000
   Certificates of deposit...........................    1,486            -             -       1,486
                                                     ---------    ---------     ---------    --------
                  Total..............................$   4,464    $      22     $       -    $  4,486
                                                     =========    =========     =========    ========

     Gross gains of $5, $0, and $379 and gross losses of $0, $0, and $688 were realized on sales of trading and available-for-sales securities in 1998, 1997, and 1996, respectively. There were no sales of held-to-maturity securities.

Maturity of Investments

     The carrying amount and estimated fair value of debt securities by contractual maturity at December 31, 1998, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligation.

                                                       Available-for-Sale              Held-to-Maturity
                                                     Amortized    Estimated         Amortized    Estimated
                                                        Cost      Fair Value          Cost       Fair Value
   Due in one year or less...........................$   2,002    $   2,008         $   3,267   $    3,267
   Due after one year through five years.............    4,992        5,057             1,099        1,121
   Due after five years through fifteen years........        -            -                99           99
                                                     ---------    ---------         ---------   ----------
                  Total..............................$   6,994    $   7,065         $   4,465   $    4,487
                                                     =========    =========         =========   ==========

     At December 31, 1998 and 1997 a security with a par value of $1 million was pledged to secure the treasury, tax and loan account at the Federal Reserve. Another security with a par value of $1 million was pledged for trust deposits held in the Bank.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

3.  Loans and Allowance for Loan Losses

   The loan portfolio as of December 31 consists of the following:

                                                                            1998              1997
   Commercial loans..................................                  $  103,473       $   93,829
   Real estate:
         Construction................................                       3,206            3,495
         Mortgage....................................                      13,774           24,167
         Commercial..................................                       7,026            5,475
   Installment and other consumer....................                       5,063            5,571
   Contracts purchased...............................                          45               81
                                                                       ----------       ----------
                                                                          132,587          132,618
   Less:
         Deferred loan fees                                                  (541)            (655)
         Allowance for loan losses                                         (1,814)          (1,970)
                                                                       ----------       ----------
                  Total loans, net...................                  $  130,232       $  129,993
                                                                       ==========       ==========

An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

                                                              1998         1997           1996
Balance, beginning of year...........................     $   1,970        $  1,894       $  1,763
   Provision for loan losses.........................           509             375            281
   Loans charged to the allowance ...................          (727)           (324)          (158)
   Recoveries credited to the allowance..............            17              25              8
   Adjustment incident to acquisition................            45               -              -
                                                          ---------        --------       --------
Balance, end of year.................................     $   1,814        $  1,970       $  1,894
                                                          =========        ========       ========

     Loans on which the accrual of interest has been discontinued amounted to approximately $2,737, $1,897, and $407 at December 31, 1998, 1997, and 1996,
respectively. Interest forgone on nonaccrual loans was approximately $297, $177, and $41 in 1998, 1997, and 1996, respectively.

     At December 31, 1998 and 1997, the Company's recorded investment in certain loans that were considered to be impaired was $2,736 and $2,270, respectively. Of these impaired loans, $891 and $302 have related valuation allowances of $65 and $199, while $1,845 and $1,968 did not require a valuation allowance. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 1998, 1997, and 1996, was approximately $2,420, $1,300, and $342, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 1998, 1997, and 1996 interest income recognized on impaired loans totaled $77, $36, and $14, respectively, all of which was recognized on a cash basis.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

4.  Premises and Equipment

   Premises and equipment consist of the following at December 31:

                                                                                1998    1997
         Land........................................                      $     858    $    633
         Buildings and improvements..................                          4,415       4,208
         Furniture and equipment.....................                          2,386       2,157
         Construction in process.....................                             37           9
                                                                           ---------    --------
                                                                               7,696       7,007
         Accumulated depreciation....................                         (1,837)     (1,354)
                                                                           ---------    --------
                           Total.....................                      $   5,859    $  5,653
                                                                           =========    ========

     Depreciation included in net occupancy and equipment expense amounted to $524, $432, and $191 for the years ended December 31, 1998, 1997, and 1996, respectively.

5.  Borrowings

     Short-term borrowings consist of Federal Funds purchased of $2,275 and $725 at December 31, 1998 and 1997, respectively.

                                                                                  1998             1997
   Long-term borrowings consist of the following at December 31:
     Notes payable to Federal Home Loan Bank; interest from 5.17 percent to 8.80 percent at  December  31,  1998,  payable in  monthly  installments  plus interest due 1999 to 2013,
       secured by certain investment securities and mortgage loans.........     $21,738        $ 20,517

     Note payable to a bank,  due January  1999,paid in April 1998;  interest at prime  plus 1  percent;  interest  not to fall  below 8.5  percent or to exceed 14 percent (9.25 percent at December 1997);  principal payable in annual installments; interest payable in
       quarterly installments, secured by bank stock ......................           -              319

     Subordinated  promissory notes of the Company,  due February 2000; interest at 8.5 percent; interest payable semiannually on June 30
       and December 31     ................................................           -            1,000

     Contract payable to private party; interest 9.0 percent, payable in monthly installments plus interest through
       October 2010        ................................................          61              64
                                                                                -------       ----------
           Total           ................................................     $21,799       $   21,900
                                                                                =======       ==========
   The aggregate  maturities  of notes payable  subsequent to December 31, 1998, are as follows:

           1999            .................................................    $   517
           2000            .................................................      5,933
           2001            .................................................      7,284
           2002            .................................................      2,184
           2003            .................................................        185
           Thereafter      .................................................      5,696
                                                                                -------
                                                                                $21,799
                                                                                =======

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

6.  Income Taxes

   The components of the provision for income taxes for the years ended December 31 were as follows:

                                                                  1998          1997        1996
                                                                -------      -------    --------

                  Current.................................      $ 1,069      $ 1,044    $  1,274
                  Deferred................................          112           65          21
                                                                -------      -------    --------
                      Total provision for income taxes....      $ 1,181      $ 1,109    $  1,295
                                                                =======      =======    ========


   The federal statutory income tax rate and effective tax rate of the provision do not vary significantly.

   The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 was as follows:

                                                                            1998        1997
                                                                         -------      -------
         Deferred tax assets:
           Allowance for loan losses                                      $   522     $   596
           Amortization of intangible assets                                   84          23
           Loan origination fees                                               15          31
                                                                          -------     -------
                                                                              621         650
                                                                          -------     -------
         Deferred tax liabilities:
           Cash-basis adjustments                                               -         (29)
           Accumulated depreciation                                           (91)        (67)
           Federal Home Loan Bank stock dividends                            (469)       (396)
           Unrealized gains on available-for-sale securities                  (24)         (8)
           Other                                                                -          (1)
                                                                          -------     -------
                                                                             (584)       (501)
                                                                          -------     -------
                           Net deferred tax                               $    37     $   149
                                                                          =======     =======

7.  Certificates of Deposit:

     Included in certificates of deposit are certificates in denominations of $100 or greater totaling $13,623 and $18,633 at December 31, 1998 and 1997, respectively. Interest expense relating to certificates of deposit in denominations of $100 or greater was $933, $1,297, and $1,360 for the years ended December 31, 1998, 1997, and 1996, respectively.

8.  Shareholders Equity and Regulatory Capital

     Dividends are paid by the Company from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Company's subsidiaries may transfer to the Company in the form of cash dividends, loans or advances. Transfers are limited by the subsidiary's retained earnings, which for the Bank were $10,159 at December 31, 1998.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


     The Company and the Bank are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items. The quantitative measures for capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company's capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes that as of December 31, 1998, the Company and the Bank meet all minimum capital adequacy requirements to which they are subject. The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes that no events or changes in conditions have occurred subsequent to such notification to change the Bank's category.

     The following table presents selected capital information for the Company (consolidated) and the Bank as of December 31, 1998 and 1997:

                                                                                             To Be Well
                                                                     For Capital          Capitalized under
                                                                      Adequacy            Prompt Corrective
                                                 Actual               Purposes            Action Provisions
                                          -----------------     ------------------       --------------------
                                          Amount      Ratio     Amount       Ratio       Amount         Ratio
As of December 31, 1998
   Total risk-based capital:
      Consolidated....................   $  29,330    23.46%   $  10,001       8.00%    $  12,501       10.00%
      Bank ...........................      16,383    13.32        9,841       8.00        12,301       10.00
   Tier 1 risk-based capital:
      Consolidated....................      27,764    22.21        5,000       4.00         7,501        6.00
      Bank ...........................      14,842    12.07        4,921       4.00         7,381        6.00
   Tier 1 (leverage) capital:
      Consolidated....................      27,764    15.81        7,026       4.00         8,782        5.00
      Bank ...........................      14,842     8.72        6,806       4.00         8,507        5.00

As of December 31, 1997

   Total risk-based capital:
      Consolidated....................      14,194    11.34       10,007       8.00        12,503       10.00
      Bank ...........................      13,852    11.09        9,994       8.00        12,993       10.00
   Tier 1 risk-based capital:
      Consolidated....................      12,025     9.61        5,003       4.00         7,505        6.00
      Bank ...........................      12,285     9.83        4,997       4.00         7,496        6.00
   Tier 1 (leverage) capital:
      Consolidated....................      12,025     6.94        7,002       4.00         8,752        5.00
      Bank ...........................      12,285     7.12        6,898       4.00         8,623        5.00

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


9.  Stock Option and Employee Stock Purchase Plans:

   During 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Plan), which authorizes up to 525,000 shares of common stock for issuance thereunder. Under the 1997 Plan, options may be granted to the Company's employees, directors and consultants. The exercise price of incentive stock options under the 1997 Plan must be at least equal to the fair value of the common stock on the date of grant. Options granted under the 1997 Plan will generally vest over a five-year period, at the discretion of the compensation committee. All incentive stock options granted under the 1997 Plan will expire ten years from the date of grant unless terminated sooner pursuant to the provisions of the 1997 Plan. At December 31, 1998 and December 31, 1997, options to purchase a total of 446,000 and 385,000 shares, respectively, have been granted under the 1997 plan to executives and directors of the Company and the Bank.

   The Company adopted an employee stock purchase plan during 1996. The Company may sell up to 175,000 shares of common stock to its eligible employees under the plan. During 1998, the Company sold 5,301 shares of stock under the plan. The employee is granted the right to purchase the stock at a price equal to fair value at the date of grant, as determined by the Board of Directors. These grants are made to qualified employees each quarter and expire within the month they are granted.

   A summary of option activity for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                            1998         1998           1997           1997         1996       1996
                                           Common      Weighted        Common        Weighted      Common      Weighted
                                           Shares      Avg. Price      Shares        Avg. Price    Shares      Avg. Price
                                           ---------  -----------     ----------     ----------    ---------  -----------
Balance, beginning of year..............     400,208   $   5.69           13,945     $   4.29             -    $   -
   Granted..............................      95,193       8.02          428,732         5.63        29,594        4.16
   Exercised............................     (16,174)      5.55          (13,441)        4.43        (4,795)       4.06
   Forfeited............................     (18,019)     10.52          (29,028)        4.67       (10,854)       4.06
Balance, end of year....................     461,208       5.82          400,208         5.69        13,945        4.29
Exercisable, end of year................     166,200       5.37          111,458         5.64        13,945        4.29
Fair value of options granted...........                 $ 1.08                        $ 1.49                    $ 0.06


     At December 31, 1998, exercise prices for outstanding options ranged from $5.71 to $7.94. For the options outstanding at December 31, 1998, the weighted average contractual life is 9.1 years.

     The Company accounts for both the 1997 Plan and the Employee Stock Purchase Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistently with SFAS No. 123 and recognized over the vesting period, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       1998              1997              1996
                                                                     ------          --------           -------
   Net Income:                      As reported                      $ 2,226          $  2,124          $ 2,497
                                    Pro Forma                        $ 2,152          $  2,024          $ 2,496

   Basic earnings per share:        As reported                      $  0.60          $  0.82           $  0.97
                                    Pro Forma                        $  0.58          $  0.78           $  0.97

   Diluted earnings per share:      As reported                      $  0.57          $  0.78           $  0.97
                                    Pro Forma                        $  0.55          $  0.75           $  0.97


                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 1998, 1997, and 1996: risk-free interest rate of
4.56 percent, 7 percent and 7 percent; expected dividend yield of 0.58 percent for all years; and an expected volatility of 2.28 percent, 2.24 percent and 2.24 percent. Expected lives for options granted in 1998 and 1997 were 6 years and
0.25 year for options granted in 1996. Due to the discretionary nature of stock option grants, the compensation cost included in the 1998, 1997 and 1996 pro forma net income per SFAS No. 123 may not be representative of that expected in future years.

10.   Contingent Liabilities and Commitments with Off-Balance-Sheet Risk:

   The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of the subsidiaries that arise in the normal course of business and that involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the subsidiary's undisbursed commitments and contingent liabilities at December 31, 1998 is as follows:

               Commitments to extend credit....................     $  20,424
               Credit card commitments.........................         3,974
               Standby letters of credit.......................           258
                                                                    ---------
                   Total.......................................     $  24,656
                                                                    =========

     Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated balance sheets. Because these instruments have fixed maturity dates and many of them expire without being drawn upon, they do not generally present a significant liquidity risk to the Bank.

     Most of the Bank's lending activity is with customers located in Cowlitz County, Washington. An economic downturn in Cowlitz County would likely have a negative impact on the Bank's results of operations, depending on the severity of the downturn. The Bank maintains a diversified portfolio and does not have significant on- or off- balance-sheet concentrations of credit risk in any one industry.

11.   Balances with the Federal Reserve Bank:

     The Bank is required to maintain reserves in cash or with the Federal Reserve Bank equal to a percentage of its reservable deposits. Required reserves were approximately $1,023, $929, and $580 as of December 31, 1998, 1997, and 1996, respectively.

12.   Related-Party Transactions:

     Certain directors, executive officers and their spouses, associates and related organizations, had banking transactions with the Bank in the ordinary course of business. All loans and commitments to loan were made on substantially the same terms and conditions, including collateral required as comparable transactions with unaffiliated parties. Directors and executive officers are charged the same rates of interest and loan fees as are charged to employees of the Company, which interest rates and fees are slightly lower than charged to nonemployee borrowers. The amounts of loans outstanding to directors, executive officers, principal shareholders, and companies with which they are associated was as follows: 45

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

                                                                           December 31,
                                                                       1998              1997
                                                                   --------          --------
                  Beginning balance ............................  $   1,077          $  1,318
                  Loans made....................................        186               704
                  Loan repayments made..........................       (319)             (698)
                  Other.........................................          -              (247)
                                                                  ----------         --------
                  Ending balance................................  $     944          $  1,077
                                                                  =========          ========

     Certain directors at December 31, 1996 were no longer directors at December 31, 1997. The balances outstanding to such persons are reflected in the Other category above.

     The chairman of the Company owns a securities brokerage franchise of Raymond James Financial Services, Inc., which leases space from the Company.

13.   Employee Benefit Plan:

     The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees. The amount of the Company's annual contribution is at the discretion of the Board of Directors. The Bank contributed $164 and $115 for the years ended December 31, 1998 and 1997, respectively.

14.   Fair Value of Financial Instruments:

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in the Company's balance sheets are cash, federal funds sold or purchased; debt and equity securities; loans; demand, savings and other interest bearing deposits; notes and debentures. Examples of financial instruments, which are not included in the Company's balance sheets, are commitments to extend credit and standby letters of credit.

     Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

     The statement requires the fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts, to equal the carrying value of these financial instruments and does not allow for the recognition of the inherent value of core deposit relationships when determining fair value. While the statement does not require disclosure of the fair value of nonfinancial instruments, such as the Company's premises and equipment, its banking and trust franchises and its core deposit relationships, the Company believes that these nonfinancial instruments have significant fair value.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and due from banks - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment securities - For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


     Loans - For certain variable rate loans, fair value is estimated at carrying value, as these loans reprice to market frequently. The fair value of other types of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using the rates currently offered for deposits of similar remaining maturities.

     Short-term borrowing - The carrying amounts of borrowings under repurchase agreements and short-term borrowings approximate their fair values.

     Long-term borrowing - Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

     Commitments to extend credit, credit card commitments and standby letters of credit - The fair values of commitments to extend credit, credit card commitments and standby letters of credit were not material as of December 31, 1998 and 1997.

     The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                         1998                  1997
                                                                  -----------------     -------------------
                                                                  Carrying   Fair       Carrying   Fair
                                                                  Amount     Value      Amount     Value
Financial assets:
   Cash and due from banks....................................  $   22,705 $ 22,705   $   23,109 $   23,109
   Investment securities......................................      11,530   11,552        8,481      8,503
   Loans, net of allowances for loan losses...................     130,232  133,491      129,993    130,093
   Federal Home Loan Bank stock...............................       2,869    2,869        2,658      2,658
Financial liabilities:
   Demand.....................................................      33,062   33,062       27,141     27,141
   Savings and interest-bearing deposits......................      47,367   47,367       46,454     46,454
   Certificates of deposit....................................      41,932   42,326       62,614     62,524
   Short-term borrowings......................................       2,275    2,275          725        725
   Long-term borrowings.......................................      21,799   22,787       21,900     21,824



15.   Segments of an Enterprise and Related Information:

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" as of January 1, 1998. This statement establishes standards for the reporting and display of information about operating segments in financial statements and related disclosures.

     The Company is principally engaged in community banking activities through its five Bank branches and corporate offices. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. In addition, beginning in 1998 with the acquisition of Business Finance Corporation, the Company provides asset based financing to companies throughout the Western United States.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

     The community banking and asset based financing activities are monitored and reported by Company management as separate operating segments. As permitted under the Statement, the five separate banking offices have been aggregated into a single reportable segment, Community Banking. The asset based financing operating segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as Other in the following table below.

     The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that some operating expenses are not allocated to segments.

     Summarized financial information for the year ended December 31, 1998 concerning the Company's reportable segments is shown in the following table. Prior to 1998, the Company had only one operating segment, Community Banking.

                                        Banking           Other            Intersegment           Consolidated
                                      ----------       --------            ------------           -------------
Interest income                       $   15,870       $    556            $       (60)           $      16,366
Interest expense                           6,501             60                    (60)                   6,501
                                      ----------       --------            -----------            -------------
   Net interest income                     9,369            496                      -                    9,865
Provision for loan loss                      509              -                      -                      509
Noninterest income                           978              -                      -                      978
Noninterest expense                        6,710            217                      -                    6,927
                                      ----------       --------            -----------            -------------
   Income before taxes                     3,128            279                      -                    3,407
Provision for income taxes                 1,086             95                      -                    1,181
                                      ----------       --------            -----------            -------------
   Net income                         $    2,042       $    184            $         -            $       2,226
                                      ==========       ========            ===========            =============
Depreciation and amortization         $      524       $      -            $         -            $         524
                                      ==========       ========            ===========            =============
Assets                                $  175,410       $  4,797            $    (1,862)           $     178,345
                                      ==========       ========            ===========            =============

16.   Acquisition

     On August 31, 1998, the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. BFC provides asset-based financing to companies throughout the Western United States. A cash payment of approximately $1,776 was made and 51,282 shares of Company stock with a value of $465 were issued in connection with the acquisition. Available cash resources were used to finance the acquisition. A future contingent issuance of the Company's common stock valued at approximately $500 will be made if BFC achieves certain earnings goals for the twelve-month period following the acquisition. The value of any subsequently issued shares will be allocated to cost in excess of the fair value of the net assets acquired.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

     The BFC acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of BFC for the period from August 31, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets acquired and liabilities assumed is summarized as follows:


                             Factored receivables...........  $  2,357
                             Other assets...................        273
                             Goodwill  .....................      1,571
                             Liabilities assumed............     (1,836)
                             Stock issued...................       (465)
                                                              ---------
                             Cash paid for acquisition......      1,900
                             Cash acquired..................       (124)
                                                              ---------
                             Net cash paid for acquisition..  $   1,776
                                                              =========


     The following unaudited pro forma financial information for the Company gives effect to the BFC acquisition as if it had occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future for the combined companies under the ownership and management of the Company. The pro forma results include certain adjustments, such as additional expense as a result of goodwill amortization.

                                                                              Pro Forma
                                                                             (unaudited)
                                                                  Year ended             Year ended
                                                                December 31, 1998     December 31, 1997
                      Interest income.........................   $     16,519          $    $15,180
                      Net income..............................   $      2,423          $      2,210
                      Diluted earnings per share..............   $       0.62          $       0.81

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)


17.   Parent-Company-Only Financial Data:

     The following sets forth condensed financial information of the Company on a stand-alone basis:

                             Statements of Condition
                                (unconsolidated)
                                                                           December 31,
                                                                         1998            1997
Assets:
   Cash and due from depository institutions......................   $ 11,250       $     937
   Investment in bank subsidiary..................................     16,458          14,147
   Investment in non-bank subsidiary..............................      2,424               -
   Receivables due from non-bank subsidiary.......................        579               -
   Other assets...................................................        320             156
                                                                     --------       ---------
         Total assets.............................................   $ 31,031       $  15,240
                                                                     ========       =========
Liabilities and shareholders' equity:
   Liabilities:
     Long-term borrowings.........................................   $      -       $   1,319
     Other liabilities............................................        111              34
         Total liabilities........................................        111           1,353
   Shareholders' equity...........................................     30,920          13,887
                                                                     --------       ---------
         Total liabilities and shareholders' equity...............   $ 31,031       $  15,240
                                                                     ========       =========

                              Statements of Income
                                (unconsolidated)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                              1998       1997       1996
  Income:
   Income from subsidiaries.......................................        $    495    $    54    $    56
                                                                          --------    -------    -------
         Total income.............................................             495         54         56
                                                                          --------    -------    -------
Expenses:
   Interest expense...............................................              30        116        130
   Other expense..................................................             800        353        334
                                                                          --------    -------    -------
         Total expense............................................             830        469        464
                                                                          --------    -------    -------
         Loss before income tax benefit and equity in
           Undistributed earnings of subsidiaries.................            (335)      (415)      (408)
         Income tax benefit.......................................              97        135        138
                                                                          --------    -------    -------
         Net loss before equity in undistributed earnings
           Of subsidiaries........................................            (238)      (280)      (270)
Equity in undistributed earnings of subsidiaries..................           2,464      2,404      2,767
                                                                          --------    -------    -------
         Net income...............................................        $  2,226    $ 2,124    $ 2,497
                                                                          ========    =======    =======

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

                            Statements of Cash Flows


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                         1998         1997        1996
Cash flow from operating activities:
   Net income.....................................................    $  2,226   $  2,124    $  2,497
   Adjustments to reconcile net income to net cash (used for)
     operating activities:
       Undistributed earnings of the subsidiaries ................      (2,464)    (2,404)     (2,767)
       Decrease (increase) in other assets........................        (164)      (149)         39
       Increase (decrease) in other liabilities...................          77         23          (5)
                                                                      --------    -------    --------
         Net cash used by operating activities....................        (325)      (406)       (236)
                                                                      --------    -------    --------
Cash flows from investing activities:
   Capital payments from bank.....................................           -        500           -
   Acquisition of business, net of cash acquired..................      (1,776)         -           -
   Advances to subsidiaries.......................................        (579)         -           -
                                                                      --------    -------    --------
         Net cash (used for) provided by investing activities.....      (2,355)       500           -
                                                                      --------    -------    --------
Cash flows from financing activities:
   Net repayments of long-term borrowings.........................      (1,319)      (159)       (146)
   Purchase of treasury stock.....................................        (494)         -           -
   Proceeds from issuance of common stock.........................      15,018         67          19
   Dividends paid.................................................        (212)      (126)       (101)
                                                                      --------    -------    --------
         Net cash provided by (used for) financing activities.....      12,993       (218)       (228)
                                                                      --------    -------    --------
Net increase (decrease) in cash and cash equivalents..............      10,313       (124)       (464)
Cash and cash equivalents at beginning of year....................         937      1,061       1,525
                                                                      --------    -------    --------
Cash and cash equivalents at end of year..........................    $ 11,250   $    937   $   1,061
                                                                     =========   ========   =========

18.   Quarterly Financial Information (unaudited):

                                                                       March 31     June 30  September 30    December 31
                                                                      ---------    --------  ------------    -----------
1998
Interest income...................................................   $     3,781  $  4,189    $      4,104    $     4,292
Interest expense..................................................         1,661     1,722           1,571          1,547
                                                                     -----------  --------    ------------    -----------
Net interest income...............................................         2,120     2,467           2,533          2,745
Provision for loan losses.........................................          (106)      (26)           (111)          (266)
Noninterest income................................................           264       231             239            244
Noninterest expense...............................................         1,619     1,681           1,734          1,893
                                                                     -----------  --------    ------------    -----------
     Income before income taxes...................................           659       991             927            830
Provision for income taxes........................................           224       337             315            305
                                                                     -----------  --------    ------------    -----------
     Net income...................................................   $       435  $    654    $        612    $       525
                                                                     ===========  ========    ============    ===========
Basic earnings per share..........................................   $      .15   $    .16    $        .15    $       .13
                                                                     ===========  ========    ============    ===========
Diluted earnings per share........................................   $      .14   $    .15    $        .15    $       .13
                                                                     ===========  ========    ============    ===========

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except number of shares and per share amounts)

                                                                       March 31     June 30   September 30     December 31
                                                                     ----------   ---------   ------------     -----------
1997
Interest income...................................................   $     3,594  $  3,622    $      3,919    $     3,951
Interest expense..................................................         1,761     1,676           1,796          1,709
                                                                      ----------  --------    ------------    -----------
Net interest income...............................................         1,833     1,946           2,123          2,242
Provision for loan losses.........................................           (91)      (98)           (111)           (75)
Noninterest income................................................           154       161             219            215
Noninterest expense...............................................         1,116     1,214           1,509          1,446
                                                                      ----------  --------    ------------    -----------
     Income before income taxes...................................           780       795             722            936
Provision for income taxes........................................           265       271             245            328
                                                                      ----------  --------    ------------    -----------
     Net income...................................................   $       515  $    524    $        477    $       608
                                                                     ===========  ========    ============    ===========
Basic earnings per share..........................................   $      .20   $    .20    $        .18    $       .23
                                                                     ===========  ========    ============    ===========
Diluted earnings per share........................................   $      .20   $    .20    $        .18    $       .22
                                                                     ===========  ========    ============    ===========

     As discussed in Footnote 1, the Company has restated its historical basic and diluted earnings per share to conform with SAB No. 98.


                                     Quarter ended        Quarter ended        Quarter ended                Quarter ended
                                     March 31, 1997       June 30, 1997      September 30, 1997          December 31, 1997
                                   Basic    Diluted     Basic   Diluted       Basic     Diluted          Basic     Diluted
                                   -----    -------     -----   -------       -----     -------          -----     -------
   Previously reported EPS.....  $   .17    $   .17     $  .19  $ .19        $  .17     $ .17            $ .22     $ .22
   Restated EPS................  $   .20    $   .20     $  .20  $ .20        $  .18     $ .18            $ .23     $ .22


Item 9.  Changes in and disagreements with accountants

     None

                                    PART III

Item 10.  Directors and executive officers of the registrant

     The response to this item is incorporated by reference to the sections entitled "Security ownership of directors and executive officers, Election of directors, Information regarding the board of directors and its committees," in the Company's 1999 Proxy Statement.

Item 11  Executive Compensation

     The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's 1999 Proxy Statement.

Item 12  Security ownership of certain beneficial owners and management

     The response to this item is incorporated by reference entitled "Security ownership of directors and executive officers" in the Company's 1999 Proxy Statement.

Item 13  Certain relationships and related transactions

     The response to this item is incorporated by reference entitled "Related party transactions" in the Company's 1999 Proxy Statement.

Item 14  Exhibits, Financial Statement schedules and reports on form 8-K

     a.  No Form 8-Ks were filed during the fourth quarter.

     b.  The exhibit list is set forth on the Exhibit Index included herein.

                                   Signatures

     Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1999.


COWLITZ BANCORPORATION
(Registrant)


/s/ Charles W. Jarrett
Charles W. Jarrett
President/Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 25th day of March, 1999.

Principal Executive Officer:

/s/ Charles W. Jarrett
President/Chief Operating Officer


Principal Executive Officer:

/s/ Don P. Kiser
Don P. Kiser
Vice President/Chief Financial Officer

Accounting Officer:

/s/ Donna P. Gardner
Donna P. Gardner
Vice-President/Secretary-Treasurer

Remaining Directors:

/s/ Benjamin Namatinia                       /s/ Mark F. Andrews, Jr.
Benjamin Namatinia                           Mark F. Andrews, Jr.
Chairman/Chief Executive Officer             Director

/s/ E. Chris Searing                         /s/ Larry M. Larson
E. Chris Searing                             Larry M. Larson
Director                                     Director

                                  EXHIBIT INDEX

3.1*     Form of Restated and Amended Articles of Incorporation of Registrant.
3.2*     Bylaws of Registrant.
10.1*    Advances Security and Deposit Agreement dated March 29, 1991 between
          Federal Home Loan Bank of Seattle and Cowlitz Bank.
10.2*    Federal Home Loan Bank of Seattle Form of Promissory Note
          (Credit Line Fixed Rate Advance).
10.3*    Purchase and Assumption Agreement dated as of March 5, 1997 between
          Wells Fargo Bank, N.A. and Cowlitz Bank.
10.4*    Lease Agreement dated October 7, 1963 between Twin City
          Development Co. and Bank of Cowlitz County.
10.5*    Assignment of Lease dated March 4, 1976 between Bank of the West and Old National Bank of Washington.
10.6*    Assignment of Lease dated March 30, 1979 between Old National Bank of Washington and Pacific National Bank of Washington.
10.7*    Extension of Lease dated April 1, 1989 between Triangle Development
          Company and First Interstate Bank of Washington, N.A.
10.8*    Employment Agreement dated January 1, 1998 between Cowlitz
          Bancorporation and Charles W. Jarrett.
10.9*    Employment Agreement dated January 1, 1998 between Cowlitz
          Bancorporation and Ben Namatinia.
10.10*   Cowlitz Bancorporation 1997 Stock Option Plan.
10.11*   Form of Stock Option Agreement.
10.12*   Cowlitz Bancorporation Employee Stock Purchase Plan.
11.1 Computation of Per Share Earnings. (Included in Note 1 to the Consolidated Financial Statements included herein)
21*      List of all Subsidiaries of the Registrant
23       Consent of Arthur Andersen LLP
27       Financial Data Schedule.

     * Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355