Form 10-Q
period 1999-03-31
COWLITZ BANCORPORATION
filed 1999-05-17
CIK 894267

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


          [X]      Quarterly report Pursuant to section 13 or
                    15(d) of the Securities and Exchange act
                                     of 1934

                      For the quarter ended March 31, 1999

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

Yes__X___   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 1999:    4,004,052

                     TABLE OF CONTENTS

                                                                         Page
Part I
Financial Statements

     Consolidated Balance Sheets -
     March 31, 1999 and December 31, 1998                                   3

     Consolidated Statements of Income -
     Three months ended March 31, 1999 and March 31, 1998                   4

     Consolidated Statements of Cash Flows
     Three months ended March 31, 1999 and March 31, 1998                   5

     Consolidated Statements of Changes in Shareholders' Equity             6

     Notes to Consolidated Financial Statements                             7

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations                                             11

Part II

Other

     Changes in Securities and Use of Proceeds                             20

     Exhibits and Reports on Form 8-K                                      20

     Signatures                                                            21

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (in thousand of dollars)


                                                                                         March 31,     December 31,
                                                                                           1999            1998
                                                                                        (unaudited)

ASSETS
Cash and due from banks ...............................................................   $ 24,688       $ 22,705
Investment securities:
   Investments available-for-sale (at fair value, cost of $5,998 and $6,994 at
     March 31, 1999 and December 31, 1998,
     respectively) ....................................................................      6,031          7,065
   Investments held-to-maturity (at amortized cost, fair value of
     $4,479 and $4,487 at March 31, 1999 and December 31, 1998,
     respectively) ....................................................................      4,465          4,465
                                                                                          --------       --------
     Total investment securities ......................................................     10,496         11,530
                                                                                          --------       --------
Loans .................................................................................    128,193        132,046
Allowance for loan losses .............................................................     (1,988)        (1,814)
                                                                                          --------       --------
   Loans, net .........................................................................    126,205        130,232
                                                                                          --------       --------
Premises and equipment, net of accumulated depreciation of $1,980 and $1,837 at March 31, 1999 and December 31, 1998,
   respectively .......................................................................      5,926          5,859
Federal Home Loan Bank stock ..........................................................      2,925          2,869
Intangible assets, net of accumulated amortization of $516 and $432
   at March 31, 1999 and December 31, 1998, respectively ..............................      2,966          3,110
Other assets ..........................................................................      2,312          2,040
                                                                                          --------       --------
     Total assets .....................................................................   $175,518       $178,345
                                                                                          --------       --------
                                                                                          --------       --------
LIABILITIES
Deposits:
   Demand .............................................................................   $ 30,319       $ 33,062
   Savings and interest-bearing demand ................................................     50,560         47,367
   Certificates of deposit ............................................................     38,742         41,932
                                                                                          --------       --------
     Total deposits ...................................................................    119,621        122,361
Short-term borrowings .................................................................      2,475          2,275
Long-term borrowings ..................................................................     21,603         21,799
Other liabilities .....................................................................        876            990
                                                                                          --------       --------
     Total liabilities ................................................................   $144,575       $147,425
                                                                                          --------       --------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 and no shares authorized as of March
   31, 1999 and December 31, 1998, respectively; no shares issued and outstanding at March 31, 1999 and
   December 31, 1998, respectively ....................................................   $  -           $  -
Common stock, no par value; 25,000,000 and 3,937,500 authorized as of March 31, 1999 and December 31, 1998, respectively;
   4,002,377 and 4,001,999 shares issued and outstanding at
   March 31, 1999 and December 31, 1998, respectively .................................     18,254         18,251
Additional paid in capital ............................................................      1,538          1,538
Retained earnings .....................................................................     11,127         11,085
Net unrealized gains on investments available-for-sale ................................         24             46
                                                                                          --------       --------
     Total shareholders' equity .......................................................     30,943         30,920
                                                                                          --------       --------
     Total liabilities and shareholders' equity .......................................   $175,518       $178,345
                                                                                          --------       --------
                                                                                          --------       --------

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)


                                                                           Three months ended
                                                                              March 31,
                                                                          1999          1998
                                                                       ---------      ---------
                                                                              (unaudited)

INTEREST INCOME
Interest and fees on loans........................................     $   3,585      $   3,344
Interest on taxable investment securities.........................           215            195
Interest on non-taxable investment securities.....................             2              -
Interest from other banks.........................................           251            242
                                                                       ---------      ---------
   Total interest income..........................................         4,053          3,781
                                                                       ---------      ---------
INTEREST EXPENSE
Savings and interest-bearing demand...............................           477            402
Certificates of deposit...........................................           543            899
Short-term borrowings.............................................            31             17
Long-term borrowings..............................................           408            343
                                                                       ---------      ---------
   Total interest expense.........................................         1,459          1,661
                                                                       ---------      ---------
   Net interest income before provision for loan losses...........         2,594          2,120

PROVISION FOR LOAN LOSSES.........................................          (634)          (106)
                                                                       ---------      ---------
   Net interest income after provision for loan losses............         1,960          2,014
                                                                       ---------      ---------
NONINTEREST INCOME
   Service charges on deposit accounts............................           157            164
   Other income...................................................           114             95
   Net gains on sales of available-for-sale securities............             -              5
                                                                       ---------      ---------
     Total noninterest income.....................................           271            264
                                                                       ---------      ---------
NONINTEREST EXPENSE
   Salaries and employee benefits.................................         1,166            938
   Net occupancy and equipment expense............................           252            195
   Business tax expense...........................................            65             58
   Amortization of intangibles....................................            84             69
   Other operating expense........................................           509            359
                                                                       ---------      ---------
     Total noninterest expense....................................         2,076          1,619
                                                                       ---------      ---------
     Income before income tax expense.............................           155            659

INCOME TAX EXPENSE................................................            53            224
                                                                       ---------      ---------
     Net income...................................................     $     102      $     435
                                                                       ---------      ---------
                                                                       ---------      ---------
BASIC EARNINGS PER SHARE..........................................     $    0.03      $    0.15
DILUTED EARNINGS PER SHARE........................................     $    0.02      $    0.14


The accompanying notes are an integral part of these statements.

                      COWLTIZ BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                           Three months ended
                                                                              March 31,
                                                                          1999          1998
                                                                       ---------      ---------
                                                                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................       $   102      $   435
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization................................           227          125
     Provisions for loan losses...................................           634          106
     Net amortization of investment security premiums and accretion
       of discounts...............................................            (1)          (1)
     (Increase) in other assets...................................           (95)        (293)
     Increase (decrease) in other liabilities.....................          (114)          254
     Federal Home Loan Bank stock dividends.......................           (56)         (53)
                                                                         -------      -------
         Net cash provided by operating activities................           697          573
                                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity.............................................           991          694
   Proceeds from sales and maturities of investment securities
     available-for-sale...........................................         1,000        1,000
   Purchases of investment securities:
     Held-to-maturity.............................................          (990)      (1,190)
     Available-for-sale...........................................             -       (3,996)
   Net (increase) decrease in loans...............................         3,288         (223)
   Purchases of premises and equipment............................          (210)        (126)
                                                                         -------      -------
       Net cash (used in) provided by investment activities.......         4,079       (3,841)
                                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest-bearing
     demand deposits..............................................           450        5,580
   Net increase (decrease) in certificates of deposit.............        (3,190)      (2,031)
   Dividends paid.................................................           (60)         (32)
   Net increase in short-term borrowings..........................           200          450
   Repayment of long-term borrowings..............................          (196)        (514)
   Issuance of common stock for cash, net of amount paid for
       fractional shares..........................................             3       14,997
                                                                         -------      -------
       Net cash provided by shares financing activities...........        (2,793)      18,450
                                                                         -------      -------
       Net increase (decrease) in cash and due from banks.........         1,983       15,182

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR......................        22,705       23,109
                                                                         -------      -------
CASH AND DUE FROM BANKS AT END OF PERIOD..........................       $24,688      $38,291
                                                                         -------      -------
                                                                         -------      -------

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)

                                                                                           Accumulated
                                                                   Additional                  Other       Total
                                                  Common Stock       Paid-in    Retained  Comprehensive Shareholders' Comprehensive
                                                Shares      Amount   Capital    Earnings      Income       Equity        Income
                                               ---------   -------  ---------   --------  ------------- ------------- -------------
BALANCE AT DECEMBER 31, 1997                   2,604,543     3,262     1,538       9,071          16        13,887
Comprehensive Income:
  Net income .................................         -         -         -       2,226           -         2,226       $2,226
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $16 ................         -         -         -           -          30            30           30
                                                                                                                         ------
  Other comprehensive income, net of tax .....         -         -         -           -           -             -           30
                                                                                                                         ------
  Comprehensive Income .......................         -         -         -           -           -             -       $2,256
                                                                                                                         ------
                                                                                                                         ------
  Issuance of common stock for cash .......... 1,396,251    15,019         -           -           -        15,019
  Purchase of treasury stock .................   (50,000)     (494)        -           -           -          (494)
  Issuance of common stock for
  acquisition ................................    51,282       465         -           -           -           465
  Cash dividends paid ($.06 per share) .......         -         -         -        (212)          -          (212)
Cash paid for fractional shares ..............       (77)       (1)        -           -           -            (1)
                                               ---------   -------  ---------   --------     --------   -------------
BALANCE AT DECEMBER 31, 1998                   4,001,999   $18,251    $1,538     $11,085      $   46       $30,920
Comprehensive Income:
  Net income .................................         -         -         -         102           -           102       $  102
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $12 ................         -         -         -           -         (22)          (22)         (22)
                                                                                                                         ------
  Other comprehensive income, net of tax .....         -         -         -           -           -             -          (22)
                                                                                                                         ------
  Comprehensive Income .......................         -         -         -           -           -             -       $   80
                                                                                                                         ------
                                                                                                                         ------
  Issuance of common stock for cash ..........       378         3         -           -           -             3
  Cash dividends paid ($.015 per share) ......         -         -         -         (60)          -           (60)
                                               ---------   -------  ---------   --------     --------   -------------

BALANCE AT MARCH 31, 1999                      4,002,377   $18,254    $1,538     $11,127      $   24       $30,943
                                               ---------   -------  ---------   --------     --------   -------------
                                               ---------   -------  ---------   --------     --------   -------------

        The accompanying notes are an integral part of these statements

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

   Cowlitz Bancorporation (the Company) is a one-bank holding company located in southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the Bank), a Washington state-chartered commercial bank, is the only community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. During the third quarter of 1998, the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. Business Finance Corporation provides asset based financing to companies throughout the western United States.

2. Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

   The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999.

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

5. Earnings Per Share

   The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                  Weighted     Per Share
                                             Net Income          Avg Shares      Amount

                                                 For the quarter ended March 31, 1999
            Basic earnings per share           $   102             4,002,343      $ .03
            Stock Options                                             93,828
            Diluted earnings per share         $   102             4,096,171      $ .02


                                                 For the quarter ended March 31, 1998

            Basic earnings per share           $   435             2,844,440      $ .15
            Stock Options                                            198,041
            Diluted earnings per share         $   435             3,042,481      $ .14

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

   The components of comprehensive income for the periods ended March 31, 1999 and 1998 are as follows:

                                                          Three months ended
                                                               March 31
                                                           1999         1998
                                                          -----        -----
                    Net income.........................   $ 102        $ 435
                    Net change in unrealized gain/loss
                      on available for sale securities.     (22)          (6)
                                                          -----        -----
                    Comprehensive income...............   $  80        $ 429
                                                          -----        -----
                                                          -----        -----

8. Segments of an Enterprise and Related Information:

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

   The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 1998 annual report, except that some operating expenses are not allocated to segments.

   Summarized financial information for the period ending March 31, 1999 concerning the Company's reportable segments is shown in the following table. Prior to September 1998, the Company had only one operating segment, Community Banking.

                                    Banking           Other         Intersegment         Consolidated
                                  ----------       --------         ------------        -------------
Interest income                   $    3,796       $    298         $       (41)        $       4,053
Interest expense                       1,459             41                 (41)                1,459
                                  ----------       --------         ------------        -------------
   Net interest income                 2,337            257                   -                 2,594
Provision for loan loss                  286            348                   -                   634
Noninterest income                       271              -                   -                   271
Noninterest expense                    1,867            209                   -                 2,076
                                  ----------       --------         ------------        -------------
   Income before taxes                   455           (300)                  -                   155
Provision for income taxes               155           (102)                  -                    53
                                  ----------       --------         ------------        -------------
   Net income                     $      300       $   (198)        $         -         $         102
                                  ----------       --------         ------------        -------------
                                  ----------       --------         ------------        -------------


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

Results of Operations

   Net Income

   The Company's net income of $102,000 or $.02 per diluted share at March 31, 1999, reflects a decrease compared to net income of $435,000 or $.14 per diluted share at March 31, 1998. This decrease is primarily a result of provisions to the allowance for loan losses in the first quarter of 1999. During the quarter, the Company determined that approximately $348,000 in receivables purchased by it Business Finance Corporation subsidiary may not be collectible. These receivables have been charged off and the Company has increased its provision for loan losses accordingly. Also contributing to the decrease was an increase in non-interest expense of $457,000 or 28.2% during the first quarter of 1999. The increase in non-interest expense is primarily due to an increase in salaries and benefits expense and expenses arising from the opening of a loan office in Vancouver, Washington. Earnings per share also reflect an increase in average shares outstanding after the Company's March 12, 1998 initial public offering.

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

   Net interest income for the quarter ended March 31, 1999 was $2.6 million, which was an increase of 22.4% from $2.1 million at March 31, 1998. The overall tax-equivalent earning asset yield of 10.41% at March 31, 1999 compares to 9.51% at March 31, 1998. The increase in interest income is primarily due to the addition of loans from Business Finance Corporation
(BFC) in the third quarter of 1998. These loans typically yield a higher rate of interest than those loans generated at Cowlitz Bank (the Bank). Average yields earned at the Bank were approximately 9.39% during the first quarter of 1999 and approximately 9.42% during the corresponding quarter in 1998. The Bank's average yields earned have declined slightly due to lower interest rates on loans, as well as a decline in these assets due to market conditions and increased competition in its market area.

                   Cowlitz Bank
                                                       Three months ended
                                                      1999              1998
                                                    -------           -------
          Interest earned......................       3,617             3,747
          Average interest earning assets......     154,098           159,046
          Average yields earned................        9.39%             9.42%

   The average cost of interest bearing liabilities increased slightly to 5.16% at March 31, 1999 compared to 5.06% at March 31, 1998. Average interest bearing liabilities decreased $18.3 million from March 31, 1998 to March 31, 1999. During the past twelve months the Company has not aggressively priced certain higher interest rate certificates of deposit, as a result certificates have decreased. While certificates have decreased, there has been an increase in Money Market and Savings deposits, as well as a slight increase in long and short-term borrowings that have contributed to the increase in the interest rate paid on interest bearing liabilities from quarter to quarter.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                      Three Months Ended
(unaudited)                                March 31,               Increase
(in thousands of dollars)               1999         1998          (Decrease)         Change
                                     --------     ---------        ----------        ---------
Interest income(1).................  $  4,054     $   3,781        $      273            7.2 %
Interest expense...................     1,459         1,661              (202)         (12.2)%
                                     --------     ---------        ----------
Net interest income................  $  2,595     $   2,120        $      475           22.4 %
                                     --------     ---------        ----------

Average interest earning assets....  $155,737     $ 159,046            (3,309)           2.1 %
Average interest bearing liabilities $113,034     $ 131,359           (18,325)         (14.0)%

Average yields earned (2)..........     10.41%        9.51%                .90
Average rates paid (2).............      5.16%        5.06%                .10
Net interest spread (2)............      5.25%        4.45%                .80
Net interest margin (2)............      6.67%        5.33%               1.34

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the three months ended March 31, 1999 and 1998 have been annualized.


Market Risk

   Interest rate risk and credit risks are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Management has assessed these risks and feels that there has been no material changes since December 31, 1998.

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

   The Company's provision for loan losses was $634,000 and $106,000 for the quarters ended March 31, 1999 and 1998, respectively. The provision increased between quarters due to the determination that approximately $348,000 in receivables purchased by BFC may not be collectible. These receivables have been charged off during the first quarter of 1999. As a result, net charge-offs increased to $460,000 at March 31, 1999 compared to net charge-offs of $118,000 at March 31, 1998. Total charge-offs were $496,000 at March 31, 1999 and $131,000 at March 31, 1998. Management continues to closely monitor the loan quality and existing relationships.

   Nonaccrual loans were $3.0 million at March 31, 1999 and $1.5 million at March 31, 1998. From year to year, nonaccrual loans increased primarily in commercial loans secured by real estate. BFC accounted for approximately $300,000 of the increase, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $2.0 million of the remaining non-accrual loans reflect well-collateralized loans primarily secured by real estate. Any losses on nonaccrual loans which are considered probable, have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed in the Allowance for Loan Losses disclosure. The increase in the provision for loan losses each year is largely reflective of the increases in nonaccrual loans during the period and the higher level of charge-offs discussed previously. For a more detailed discussion see Allowance for Loan Losses disclosure.

   Other real estate owned increased $357,000 from March 31, 1998 to March 31, 1999, as a result of the reclassification of loans from nonacrual to other real estate owned.

Non-Interest Income

   Non-interest income consists of the following components:

                                                                  March  31,
                                                         ----------------------------
                                                         1999                    1998
                                                         ----                    ----
        Service charge on deposit accounts............$   157                 $   164
        Net gains on sales of securities..............      -                       5
        Credit Card income............................     30                      27
        Fiduciary income..............................     23                       8
        ATM income....................................     11                       9
        Safe deposit box fees.........................     29                      26
        Other miscellaneous fees and income...........     21                      25
                                                      -------                 -------
        Total non-interest income.....................$   271                 $   264
                                                      -------                 -------
                                                      -------                 -------

   Non-interest income increased to $271,000 at March 31, 1999 from $264,000 in the corresponding period in 1998, largely as a result of the increase in fiduciary income. Fiduciary income increased to $23,000 at March 31, 1999 from $8,000 at March 31, 1998. The Company's trust services opened in April 1997 and this service continues to expand.

Non-Interest Expense

   Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premiums, professional fees, and other non-interest expenses. Non-interest expenses increased 28.2% to $2.1 million for the quarter ended March 31, 1999 compared to $1.6 million for the quarter ended March 31, 1998, primarily due to increased staffing costs, occupancy expense and amortization of goodwill from the acquisition of BFC in the third quarter of 1998.

   Salaries and benefits expense of $1.2 million at March 31, 1999 represents an increase of $228,000 from $938,000 at March 31, 1998. At March 31, 1999, the Company had 110 full-time equivalent employees compared to 100 at March 31, 1998. The increase from quarter to quarter was due to the additional employees as well as ordinary salary increases for existing employees generally ranging from three to six percent a year.

   Net occupancy expenses consist of depreciation on premises, lease costs and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at March 31, 1999 was $252,000 or 29.2% higher than $195,000 at March 31, 1998. The increase in occupancy expense in 1999 was due primarily to leasehold improvements completed at branch locations after the first quarter of 1998 and at the new Vancouver loan office opened early in the first quarter of 1999.

   Other operating expense such as insurance, legal and accounting expenses, service charges, postage and other business expenses were $359,000 at March 31, 1998 and $509,000 at March 31, 1999. The increase from quarter to quarter was due to the Company's continued growth and expansion.

Income Taxes

   The provision for income taxes amounts to $53,000 and $224,000 at March 31, 1999 and 1998, respectively. The provision resulted in an effective tax rate of 34.2% and 34% for March 31, 1999 and 1998, respectively.

Loan Losses and Recoveries

   The allowance for loan losses represents management's estimate of probable losses, which exist as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific non-performing loans and estimates losses inherent in other loan exposures. An important element in determining the adequacy of an allowance for loan losses is an analysis of loans by loan rating categories. The risk of a credit is evaluated by the Company's management at inception of the loan using an established grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest; a "10" rated loan would normally represent a loss. These gradings are reviewed annually or when indicators show that a credit may have weakened, such as operating losses, collateral impairment or delinquency problems.

The result is an allowance with two components:

Specific Reserves: The amount of specific reserves is determined through a loan-by-loan analysis of classified and nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

General Allowance: The amount of the general allowance is based on loss factors assigned to the Company's loan exposures based on the internal credit ratings. These loss factors are determined on the basis of historical charge-off experience. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories of "management attention", "special mention", "substandard", "doubtful" and "loss" on the Company's Watch List. Suggested regulatory loss reserve factors are then applied to each of these categories of classified loan balances, net of the balances of the loans already considered in management's determination of its specific reserves. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the previous year's actual net charge-offs and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Management selects a general allowance somewhere within this calculated range. Factors considered by management in making this decision include the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

Approximately $900,000 and $700,000 of the allownace for loan losses at March 31, 1999 and December 31, 1998, respectively was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific classified and nonperforming loans (including impaired loans) only. Approximately $1.1 million comprised the general portion of the allowance at both March 31, 1999 and December 31, 1998.

Management's evaluation of the factors above resulted in allowances for loan losses of $2.0 million and $1.8 million at March 31, 1999 and December 31, 1998, respectively. The allowance as a percentage of year-end total loans increased to 1.55% at March 31, 1999 from 1.37% at year-end 1998. The increase in the allowance reflects the increased level of nonaccruals and other specifically reserved loans.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts.

   The following table shows the Company's loan loss performance for the periods indicated:

                                                                   Quarter Ended     Year Ended
(unaudited)                                                          March 31,      December 31,
(in thousands of dollars)                                              1999             1998
                                                                   -------------    ------------
Loans outstanding at end of period................................   $ 128,193        $ 132,046
Average loans outstanding during the period.......................   $ 130,322        $ 131,495

Allowance for loan losses, beginning of period....................   $   1,814        $   1,970
Loans charged off:
   Commercial.....................................................         444              618
   Real Estate....................................................          29                -
   Consumer.......................................................          16               22
   Credit Cards...................................................           7               87
                                                                     ---------        ---------
     Total loans charged-off......................................         496              727
                                                                     ---------        ---------

Recoveries:
   Commercial.....................................................          36                3
   Real Estate....................................................           -                -
   Consumer.......................................................           -                4
   Credit Cards...................................................           -               10
                                                                     ---------        ---------
     Total recoveries.............................................          36               17
                                                                     ---------        ---------
Provision for loan losses.........................................         634              509
Adjustment incident to acquisition................................           -               45
                                                                     ---------        ---------
Allowance for loan losses, end of period..........................   $   1,988        $   1,814
                                                                     ---------        ---------
                                                                     ---------        ---------

Ratio of net loans charged-off to average loans outstanding.......        .35%              .54%
Ratio of allowance for loan losses to loans at end of period......       1.55%             1.37%




Loans

   Total loans outstanding were $128.2 million and $132.0 million at March 31, 1999 and December 31, 1998, respectively. Loan commitments were $17.1 million at March 31, 1999 and $24.7 million at December 31, 1998.

   The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                           March 31, 1999         December 31, 1998
(in thousands of dollars)                          Amount    Percentage     Amount    Percentage
                                                  ---------------------   ----------------------
Commercial .................................      $101,170      78.61%    $ 103,473      78.04%
Real estate construction....................         3,506       2.72         3,206       2.42
Real estate commercial......................         7,065       5.49         7,026       5.30
Real estate mortgage........................        12,084       9.39        13,774      10.39
Consumer and other..........................         4,875       3.79         5,063       3.82
Contracts purchased.........................             -          -            45        .03
                                                  --------     ------     ---------     ------
                                                   128,700     100.00%      132,587     100.00%
                                                               ------                   ------
                                                               ------                   ------
Deferred loan fees..........................          (507)                    (541)
                                                  --------                ---------
     Total loans............................       128,193                  132,046
Allowance for loan losses...................        (1,988)                  (1,814)
                                                  --------                ---------
     Total loans, net.......................      $126,205                $ 130,232
                                                  --------                ---------
                                                  --------                ---------

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

   The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:

(unadited)                                                             March 31,    December 31,
(in thousands of dollars)                                              1999         1998
                                                                       ---------    ------------
Loans on nonaccrual status                                               2,974          2,737
Loans past due greater than 90 days but not on nonaccrual status            16              9
Other real estate owned                                                    678            573
Troubled debt restructuring                                                  -              -
                                                                         -----          -----
   Total nonperforming assets                                            3,668          3,319
                                                                         -----          -----
                                                                         -----          -----
Percentage of nonperforming assets to total assets                        2.09%          1.86%

   At March 31,1999 nonperforming assets were $3.7 million or 2.1% of total assets. BFC accounted for approximately $300,000, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $2.0 million of the remaining non-accrual loans reflect well-collateralized loans primarily secured by real estate. Other real estate increased $357,000 from March 31, 1998 to March 31, 1999, as a result of the reclassification of loans from nonaccrual to other real estate owned.

Liquidity

   Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan
Bank) and the use of the federal funds market. As of March 31, 1999, approximately $1.0 million of the securities portfolio matures within one year.

   Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at March 31, 1999 bear interest at rates from 5.17% to 8.80%. At March 31, 1999, $21.5 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $21.5 million. Due to the acquisition of three branches and the cash on deposit with the bank from the initial public offering in March 1998 the need for FHLB borrowings has decreased. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At March 31, 1999, the Company's ratios were 22.50% and 23.76%, respectively. At December 31, 1998, the company's ratios were 22.21% and 23.46%, respectively. The ratio of average shareholders' equity to average assets was 16.33% and 15.81% at March 31, 1999 and December 31, 1998, respectively.

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

RENOVATION AND VALIDATION

   The Company is currently in the renovation and validation phases of the project. All mission critical systems have been validated for Y2K compliance and minor systems will be completed by the end of the second quarter of 1999.

IMPLEMENTATION

   Any system found to be not in compliance with the Year 2000 date change has been brought to the attention of senior management and is being upgraded or replaced. The systems that have been identified are included in the Company's Year 2000 budget. A budget has been approved and the additional costs to address the Year 2000 issues at this time are estimated to be $235,000. The Year 2000 related costs incurred by the Company to date are approximately $196,000.

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

   (b) On March 30, 1999, the Company filed form 8-K containing item 7
       (Exhibits).

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Cowlitz Bancorporation
                                     (Registrant)



Dated:                               /s/ Charles W. Jarrett
                                     -------------------------------------
                                     Charles W. Jarrett
                                     President and Chief Operating Officer


Dated:                               /s/ Donna P. Gardner
                                     -------------------------------------
                                     Donna P. Gardner
                                     Vice-President/Secretary-Treasurer

                                  EXHIBIT INDEX

Exhibit No.

3.1*     Restated and Amended Articles of Incorporation of the Company

3.2*     Bylaws of the Company

27       Financial Data Schedule

         *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355