Form 10-Q
period 1999-06-30
COWLITZ BANCORPORATION
filed 1999-08-16
CIK 894267

                   1. U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


           [X] Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                       For the quarter ended June 30, 1999

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

Yes__X___         No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on July 31, 1999:         4,154,070

                                TABLE OF CONTENTS

                                                                                              Page
Part I
Financial Statements

         Consolidated Balance Sheets -
         June 30, 1999 and December 31, 1998                                                     3

         Consolidated Statements of Income -
         Three and Six months ended June 30, 1999 and June 30, 1998                              4

         Consolidated Statements of Cash Flows
         Six months ended June 30, 1999 and June 30, 1998                                        5

         Consolidated Statements of Changes in Shareholders' Equity                              6

         Notes to Consolidated Financial Statements                                              7

         Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                               11

Part II

Other
         Changes in Securities and Use of Proceeds                                               22

         Submission of Matters to a Vote of Security Holders                                     22

         Other Information                                                                       23

         Exhibits and Reports on Form 8-K                                                        23

         Signatures                                                                              24


                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (in thousand of dollars)

                                                                       June 30,         December 31,
                                                                         1999             1998
                                                                      (unaudited)
ASSETS
Cash and due from banks...........................................     $  18,697        $  22,705
Investment securities:
   Investments available-for-sale (at fair value, cost of $8,484 and
     $6,994 at June 30, 1999 and December 31, 1998,
     respectively)................................................         8,473            7,065
   Investments held-to-maturity (at amortized cost, fair value of
     $4,567 and $4,487 at June 30, 1999 and December 31, 1998,
     respectively)................................................         4,564            4,465
                                                                       ---------        ---------
     Total investment securities..................................        13,037           11,530
                                                                       ---------        ---------

Loans.............................................................       125,488          132,046
Allowance for loan losses.........................................        (1,906)          (1,814)
                                                                       ---------        ---------
   Loans, net.....................................................       123,582          130,232
                                                                       ---------        ---------
Premises and equipment, net of accumulated depreciation of $2,131 and $1,837 at June 30, 1999 and December 31, 1998,
   respectively...................................................         5,846            5,859
Federal Home Loan Bank stock......................................         2,981            2,869
Intangible asset, net of accumulated amortization of $600 and $432
   at June 30, 1999 and December 31, 1998, respectively...........         2,882            3,110
Other assets......................................................         1,856            2,040
                                                                       ---------        ---------
     Total assets.................................................     $ 168,881        $ 178,345
                                                                       ---------        ---------
                                                                       ---------        ---------
LIABILITIES
Deposits:
   Demand.........................................................     $  26,929        $  33,062
   Savings and interest-bearing demand............................        49,341           47,367
   Certificates of deposit........................................        38,320           41,932
                                                                       ---------        ---------
     Total deposits...............................................       114,590          122,361
Short-term borrowings.............................................           850            2,275
Long-term borrowings..............................................        21,400           21,799
Other liabilities.................................................           878              990
                                                                       ---------        ---------
     Total liabilities............................................     $ 137,718         $147,425
                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 as of June 30, 1999 and
   December 31, 1998; no shares issued and outstanding at
   June 30, 1999 and December 31, 1998, respectively..............     $       -        $       -
Common stock, no par value; 25,000,000 authorized as of
   June 30, 1999 and December 31, 1998; 4,004,052 and 4,001,999
   shares issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively................................        18,265           18,251
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................        11,370           11,085
Net unrealized gains on investments available-for-sale............           (10)              46
                                                                       ---------        ---------
     Total shareholders' equity...................................        31,163           30,920
                                                                       ---------        ---------
     Total liabilities and shareholders' equity...................     $ 168,881        $ 178,345
                                                                       ---------        ---------
                                                                       ---------        ---------

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)

                                                           Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                              1999       1998                1999       1998
                                                          --------   --------           ---------  ---------
                                                                             (unaudited)
INTEREST INCOME
Interest and fees on loans.............................   $  3,332   $  3,444           $   6,917  $   6,788
Interest on taxable investment securities..............        215        257                 430        452
Interest on non-taxable investments securities.........          2          1                   4          1
Interest from other banks..............................        257        487                 508        729
                                                          --------   --------           ---------  ---------
   Total interest income...............................      3,806      4,189               7,859      7,970
                                                          --------   --------           ---------  ---------

INTEREST EXPENSE
Savings and interest-bearing demand....................        478        516                 955        918
Certificates of deposit................................        499        859               1,042      1,758
Short-term borrowings..................................         21         20                  52         37
Long-term borrowings...................................        347        327                 755        670
                                                          --------   --------           ---------  ---------
   Total interest expense..............................      1,345      1,722               2,804      3,383
                                                          --------   --------           ---------  ---------
   Net interest income before provision for loan losses      2,461      2,467               5,055      4,587

PROVISION FOR LOAN LOSSES..............................       (196)       (26)               (830)      (132)
                                                          --------   --------           ---------  ---------
   Net interest income after provision for loan losses.      2,265      2,441               4,225      4,455
                                                          --------   --------           ---------  ----------

NONINTEREST INCOME
   Service charges on deposit accounts.................        171        155                 328        319
   Other income........................................        211         76                 325        171
   Net gains on sales of available-for-sale securities.          3          -                   3          5
                                                          --------   --------           ---------  ---------
     Total noninterest income..........................        385        231                 656        495
                                                          --------   --------           ---------  ---------

NONINTEREST EXPENSE
   Salaries and employee benefits......................      1,148        912               2,314      1,850
   Net occupancy and equipment expense.................        304        229                 556        424
   Business tax expense................................         64         65                 129        123
   Amortization of intangibles.........................         84         70                 168        139
   Other operating expense.............................        535        405               1,044        764
                                                          --------   --------           ---------  ---------
     Total noninterest expense.........................      2,135      1,681               4,211      3,300
                                                          --------   --------           ---------  ---------
     Income before income tax expense..................        515        991                 670      1,650

INCOME TAX EXPENSE.....................................        200        337                 253        561
                                                          --------   --------           ---------  ---------
     Net income........................................   $    315   $    654           $     417  $   1,089
                                                          --------   --------           ---------  ---------
                                                          --------   --------           ---------  ---------
BASIC EARNINGS PER SHARE...............................   $   0.08   $   0.16           $     .10  $     .32
DILUTED EARNINGS PER SHARE.............................   $   0.08   $   0.15           $     .10  $     .30

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                            Six months ended
                                                                                   June 30,
                                                                            1999             1998
                                                                       ---------        ---------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................     $     417        $   1,089
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization................................           462              391
     Provisions for loan losses...................................           830              132
     Net amortization of investment security premiums and accretion
       of discounts...............................................            (1)              (3)
     (Increase) decrease in other assets..........................           212             (759)
     (Decrease) in other liabilities..............................          (112)             (79)
     Federal Home Loan Bank stock dividends.......................          (112)            (105)
                                                                       ---------        ---------
         Net cash provided by operating activities................         1,696              666
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity.............................................         2,970              892
   Proceeds from maturities of investment securities
     available-for-sale...........................................         2,000            1,000
   Purchases of investment securities:
     Held-to-maturity.............................................        (3,068)          (3,268)
     Available-for-sale...........................................        (3,492)          (3,996)
   Net (increase) decrease in loans...............................         5,820            2,522
   Purchases of premises and equipment............................          (281)            (539)
   Acquisition of business........................................            60                -
                                                                       ---------        ---------
       Net cash provided by (used in) investment activities.......         4,009           (3,389)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest-bearing
     demand deposits..............................................        (4,159)           3,377
   Net increase (decrease) in certificates of deposit.............        (3,612)         (11,801)
   Dividends paid.................................................          (132)             (92)
   Net increase (decrease) in short-term borrowings...............        (1,425)           1,100
   Repayment of long-term borrowings..............................          (399)          (1,710)
   Issuance of common stock for cash, net of amount paid for
       fractional shares..........................................            14           15,014
                                                                       ---------        ---------
       Net cash provided by shares financing activities...........        (9,713)           5,888
                                                                       ----------       ---------
       Net increase (decrease) in cash and due from banks.........        (4,008)           3,165

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR......................        22,705           23,109
                                                                       ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD..........................     $  18,697        $  26,274
                                                                       ---------        ---------
                                                                       ---------        ---------

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)


                                                                                       Accumulated
                                             Common Stock      Additional                 Other        Total
                                         -------------------     Paid-in    Retained  Comprehensive Shareholders' Comprehensive
                                         Shares       Amount     Capital    Earnings      Income       Equity        Income
                                        ----------   --------- ----------- ---------  ------------- ------------- -------------

BALANCE AT DECEMBER 31, 1997              2,604,543   $  3,262   $  1,538   $  9,071     $   16    $  13,887
Comprehensive Income:
  Net income...........................           -          -          -      2,226          -        2,226       $  2,226
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $16..........           -          -          -          -         30           30             30
                                                                                                                   --------
  Other comprehensive income, net of tax          -          -          -          -         -             -             30
                                                                                                                   ---------

  Comprehensive Income.................           -          -          -          -          -            -       $  2,256
                                                                                                                   ========
  Issuance of common stock for cash....   1,396,251     15,019          -          -          -       15,019
  Purchase of treasury stock...........     (50,000)      (494)         -          -          -         (494)
  Issuance of common stock for
  acquisition..........................      51,282        465          -          -          -          465
  Cash dividends paid ($.06 per share).           -          -          -       (212)         -         (212)
Cash paid for fractional shares........         (77)        (1)         -          -          -           (1)
                                         -----------  ---------  --------   --------     ------    ---------

BALANCE AT DECEMBER 31, 1998              4,001,999   $ 18,251     $1,538   $ 11,085     $   46    $  30,920
Comprehensive Income:
  Net income...........................           -          -          -        417          -          417       $    417
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $27..........           -          -          -          -        (56)         (56)           (56)
                                                                                                                   --------
  Other comprehensive income, net of tax          -          -          -          -          -            -            (56)
                                                                                                                   --------
  Comprehensive Income.................           -          -          -          -          -            -       $    361
                                                                                                                   --------
                                                                                                                   --------
  Issuance of common stock for cash....       2,053         14          -          -          -           14
  Cash dividends paid ($.033 per share)           -          -          -       (132)         -         (132)
                                         ----------   --------   --------   --------     ------    ---------

BALANCE AT JUNE 30, 1999                  4,004,052   $ 18,265   $  1,538   $ 11,370    $   (10)   $  31,163
                                         ----------   --------   --------   --------     ------    ---------
                                         ----------   --------   --------   --------     ------    ---------

        The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

   Cowlitz Bancorporation (the Company) is a one-bank holding company located in southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the
Bank), a Washington state-chartered commercial bank, is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. During the third quarter of 1998, the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. Business Finance Corporation provides asset based financing to companies throughout the western United States.

2. Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

   The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999.

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

5. Earnings Per Share

   The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                       Weighted      Per Share
                                                     Net Income        Avg Shares       Amount

                                                        For the three months ended June 30, 1999

                  Basic earnings per share           $   315           4,003,905        $ .08
                  Stock Options                                           50,904
                  Diluted earnings per share         $   315           4,054,809        $ .08

                                                        For the three months ended June 30, 1998

                  Basic earnings per share           $   654           4,000,247        $ .16
                  Stock Options                                          221,037
                  Diluted earnings per share         $   654           4,221,284        $ .15

                                                          For the six months ended June 30, 1999

                  Basic earnings per share           $   417           4,003,128        $ .10
                  Stock Options                                           73,619
                  Diluted earnings per share         $   417           4,076,747        $ .10

                                                          For the six months ended June 30, 1998

                  Basic earnings per share           $ 1,089           3,425,537        $ .32
                  Stock Options                                          209,930
                  Diluted earnings per share         $ 1,089           3,635,467        $ .30

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

   SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

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

   The components of comprehensive income for the periods ended June 30, 1999 and 1998 are as follows:

                                                             Three months ended        Six months ended
                                                                    June 30,                June 30,
                                                                1999       1998         1999       1998
                                                                ----       ----         ----       ----
                  Unrealized gain (loss) arising during
                    the period, net of tax .................  $   (36)   $    (2)     $   (58)   $   (11)
                  Reclassification adjustment for net
                    realized gains (losses) on securities
                    available-for-sale included in net
                    income during the year net of tax of $1,
                    $0, $1, and $2..........................        2          -            2          3
                                                              -------    -------      -------    -------
                  Net unrealized gain (loss) included in
                    Other comprehensive income..............  $   (34)   $    (2)     $   (56)   $    (8)
                                                              -------    -------      -------    -------
                                                              -------    -------      -------    -------

8. Segments of an Enterprise and Related Information:

   The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" as of January 1, 1998. This statement establishes standards for the reporting and display of information about operating segments in financial statements and related disclosures.

   The Company is principally engaged in community banking activities through its five Bank branches and corporate offices. The community banking activities include accepting deposits, providing loans and lines of credit to individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. In addition, beginning in 1998 with the acquisition of Business Finance Corporation, the Company provides asset based financing to companies throughout the western United States.

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

   Summarized financial information for the three and six month periods ending June 30, 1999 concerning the Company's reportable segments are shown in the following tables. Prior to September 1998, the Company had only one operating segment, Community Banking.

                                                        Three months ended June 30, 1999

                                        Banking           Other            Intersegment           Consolidated
                                      ----------       --------            ------------           -------------
Interest income                       $    3,543       $    310            $       (47)           $       3,806
Interest expense                           1,345             47                    (47)                   1,345
                                      ----------       --------            -----------            -------------
   Net interest income                     2,198            263                      -                    2,461
Provision for loan loss                      196              -                      -                      196
Noninterest income                           385              -                      -                      385
Noninterest expense                        1,981            154                      -                    2,135
                                      ----------       --------            -----------            -------------
   Income before taxes                       406            109                      -                      515
Provision for income taxes                   146             54                      -                      200
                                      ----------       --------            -----------            -------------
   Net income                         $      260       $     55            $         -            $         315
                                      ----------       --------            -----------            -------------
                                      ----------       --------            -----------            -------------

                                                        Six months ended June 30, 1999

                                        Banking           Other            Intersegment           Consolidated
                                      ----------       --------            ------------           -------------
Interest income                       $    7,339       $    608            $       (88)           $       7,859
Interest expense                           2,804             88                    (88)                   2,804
                                      ----------       --------            -----------            -------------
   Net interest income                     4,535            520                      -                    5,055
Provision for loan loss                      482            348                      -                      830
Noninterest income                           656              -                      -                      656
Noninterest expense                        3,848            363                      -                    4,211
                                      ----------       --------            -----------            -------------
   Income before taxes                       861           (191)                     -                      670
Provision for income taxes                   301            (48)                     -                      253
                                      ----------       --------            -----------            -------------
   Net income                         $      560       $   (143)           $         -              $       417
                                      ----------       --------            -----------            -------------
                                      ----------       --------            -----------            -------------


9. Subsequent Event

   On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition will be accounted for using the purchase method, including a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $1.26 million in cash and common stock will be issued under the terms of a three-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage will operate as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

   On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition will be accounted for using the purchase method, including a cash payment of $675,000. Remaining payments of approximately $180,000 in cash will be paid under the terms of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue will join together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

10. Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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

Results of Operations

Introduction

   The Company's subsidiary, Cowlitz Bank (the Bank) is the largest community bank located in Longview, Washington. The Bank has made a strategic decision to lower its cost of funds by not aggressively repricing out of area certificates of deposit. The company's average cost of funds has declined to 3.98% at June 30, 1999 compared to 4.34% during the same period in 1998. In addition during the first six months of 1999, the Bank's loan portfolio has declined reflecting the pricing of loans to maintain yields and management's continuous monitoring of loan quality and existing customer relationships. Interest yields on earning assets have declined as market rates have decreased.

   On September 1, 1998, the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. BFC provides asset based lending services to companies throughout the western United States. Reflecting the more aggressive lending mix of its portfolio, loans generated at BFC typically yield a higher rate of interest than those loans generated at the Bank. For the Company, higher yields generated by BFC have helped offset the decline in interest yields at the Bank.

   The above factors have contributed to a general decrease in assets for the company. During the first six months of 1999, the Company has continued to implement a strategy of growth by exploring numerous opportunities and programs to employ its capital raised in the March 1998 public offering.

Net Income

   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

   The Company's net income of $315,000, or $.08 per diluted share, at June 30, 1999, reflects a decrease of 51.8% compared to net income of $654,000, or $.15 per diluted share, at June 30, 1998. The decrease in second quarter earnings is primarily a result of the increase in the provision for loan losses and additional operating expenses related to the company's expansion activities. The provision for loan losses increased to $196,000 for the three months ended June 30, 1999 compared to $26,000 during the same period in 1998.

   SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   Net income for the first six months of 1999 was $417,000 compared to $1.1 million for the comparable period in 1998. Net income for 1999 has decreased primarily as a result of the increase in the provision for loan losses during the first six months of 1999. Also contributing is an increase in non-interest expense of $911,000, as the Company has continued its strategy of growth. In the first six months of 1999, the Company has opened a loan office in Vancouver, Washington, as well as pursued other acquisition opportunities.

Net Interest Income

   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

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

   Net interest income for the quarter ended June 30, 1999 was $2,461,000, compared to $2,467,000 at June 30, 1998. The overall tax-equivalent earning asset yield was 9.90% at June 30, 1999 compared to 9.87% at June 30, 1998. Interest income has decreased slightly with the increase in yield offset by a decline in average interest earning assets to $153.8 million at June 30, 1999 from $169.7 million at June 30, 1998. The reason for this reduction in earning assets was the decrease in loans as well as a decline in excess funds invested at the FHLB, as the company has reduced its higher rate certificates of deposit issued to out of state depositors. Also contributing to the increase in yields for the three month period ended June 30, 1999 was the addition of loans from the Company's subsidiary Business Finance Corporation (BFC). These loans typically yield a higher rate of interest than those loans at Cowlitz Bank (the
Bank). As can be seen in the table below yields at the Bank have declined to 8.79% at June 30, 1999 compared to 9.50% in the same period of 1998. The yields at the Bank have declined due to market conditions in the Bank's service area.



                    COWLITZ BANK
                                                        Three months ended
                                                              June 30,
                                                       1999             1998
                                                       ----             ----
           Interest earned......................       3,347            4,029
           Average interest earning assets......     152,260          169,685
           Average yields earned................        8.79%            9.50%


   The average cost of interest-bearing liabilities was 4.84% at June 30, 1999 compared to 5.41% at June 30, 1998. Average interest-bearing liabilities decreased to $111.1 million at June 30, 1999 as compared to $127.4 million for the corresponding period in 1998. Interest paid on certificates of deposit was reduced to $499,000 for the three month period ending June 30, 1999 compared to $859,000 during the corresponding period in 1998. In accordance with the its strategy, the Company has not aggressively priced certain of its higher yielding certificates of deposits, resulting in these certificates of deposit generally not renewing at maturity. Certificates of deposit were $38.3 million at June 30, 1999 compared to $50.8 million at June 30, 1998.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.


                                       Three Months Ended
(unaudited)                                  June 30,                Increase
(In thousands of dollars)                1999         1998          (Decrease)            Change
                                      -------      -------          ---------             ------
Interest  income(1)................   $  3,807     $   4,189        $     (382)             (9.1) %
Interest expense...................      1,345         1,722              (377)            (21.9) %
                                      --------     ---------        ----------

Net interest income................   $  2,462     $   2,467        $       (5)              (.2) %
                                      --------     ---------        ----------
                                      --------     ---------        ----------
Average interest earning assets....   $153,786     $ 169,684           (15,898)             (9.4) %
Average interest bearing liabilities  $111,067     $ 127,390           (16,323)            (12.8) %

Average yields earned (2)..........       9.90%         9.87%              .03
Average rates paid (2).............       4.84%         5.41%             (.57)
Net interest spread (2)............       5.06%         4.46%              .60
Net interest margin (2)............       6.40%         5.82%              .58

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the three months ended June 30, 1999 and 1998 have been annualized.

   SIX MONTHS ENDED JUNE 30,1999 AND 1998

   Total interest earning assets averaged $154.8 million for the six months ended June 30, 1999, compared to $164.4 million for the corresponding period in 1998. The average yield on interest earning assets increased slightly to 10.16% during the first six months of 1999 compared to 9.70% for the corresponding period in 1998. This increase is a result of the addition of BFC in the third quarter of 1998. These loans typically yield a higher rate of interest than those loans generated by the Bank. During the first six months of 1999, the average yields earned at the Bank have declined to 9.09% for the six months ended June 30, 1999, compared to 9.46% for the like period in 1998. The Bank's average yields have declined as a result of lower yields on loans, as well as a decline in these assets due to market conditions.

                          COWLITZ BANK
                                                                Six months ended
                                                                    June 30,
                                                             1999             1998
                                                             ----             ----
                 Interest earned......................       6,964            7,776
                 Average interest earning assets......     153,174           164,394
                 Average yields earned................        9.09%            9.46%

   Interest bearing liabilities averaged $112.0 million and $128.6 million during the first six months of 1999 and 1998, respectively. The average cost of these liabilities decreased in the first six months of 1999 to 5.01% from 5.26% in the first six months of 1998. As discussed above, the Company has allowed certain higher rate certificates of deposit to mature and not be renewed.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                        Six Months Ended
(unaudited)                                  June 30,                Increase
(in thousands of dollars)                1999         1998          (Decrease)            Change
                                      -------      -------          ---------             ------
Interest  income(1)................   $  7,860     $   7,970        $     (110)             (1.4)%
Interest expense...................      2,804         3,383              (579)            (17.1)%
                                      --------     ---------        ----------
Net interest income................   $  5,056     $   4,587        $      469              10.2 %
                                      --------     ---------        ----------
                                      --------     ---------        ----------
Average interest earning assets....   $154,757     $ 164,394            (9,637)             (5.9)%
Average interest bearing liabilities  $112,045     $ 128,617           (16,572)            (12.9)%

Average yields earned (2)..........      10.16%         9.70%               .46
Average rates paid (2).............       5.01%         5.26%              (.25)
Net interest spread (2)............       5.15%         4.44%               .71
Net interest margin (2)............       6.53%         5.58%               .95

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) Ratios for the three months ended June 30, 1999 and 1998 have been annualized.


Market Risk

   Interest rate risk and credit risk are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Management has assessed these risks and feels that there has been no material change since December 31, 1998.

Non-Interest Income

   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

   Non-interest income was $385,000 for the three months ended June 30, 1999 and $231,000 in the corresponding period in 1998. The expansion of the Bank's mortgage division and Trust services has added to non-interest income, as well as a slight increase in service charges on deposit accounts.

   SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   Total non-interest income increased to $656,000 for the first six months of 1999 compared to $495,000 during the same period in 1998.

   Non-interest income consists of the following components:

                                                                       Six Month Ended
                                                                           June  30,
                                                                ----------------------------
                                                                    1999              1998
                                                                -----------        ---------
                  Service charge on deposit accounts............$   328             $   319
                  Net gains on sales of securities..............      3                   5
                  Credit Card income............................     64                  56
                  Fiduciary income..............................     66                  25
                  ATM income....................................     25                  18
                  Safe deposit box fees.........................     32                  29
                  Premiums on mortgage loans....................     86                   -
                  Underwriting fees.............................     18                   -
                  Other miscellaneous fees and income...........     34                  43
                                                                -------             -------

                  Total non-interest income.....................$   656             $   495
                                                                -------             -------
                                                                -------             -------

   The increase in non-interest income is primarily a result of the expansion in services provided by the mortgage division of the Bank as well as the continued growth of the Trust Department. Premiums on mortgage loans consist of the release of servicing on loans sold to correspondent lenders. The mortgage division established this correspondent lending program in mid 1998.

Non-Interest Expense

   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

   Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premium, professional fees, and other non-interest expenses. Non-interest expenses increased 27.0% to $2.1 million for the quarter ended June 30, 1999 compared to $1.7 million for the quarter ended June 30, 1998, primarily due to increased staffing costs and occupancy expenses related to the companies continued growth during 1999.

   SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   For the six months ended June 30, 1999, non-interest expense was $4.2 million as compared to $3.3 million for the six months ended June 30, 1998. Salaries and benefits expense of $2.3 million for the first six months of 1999 represents an increase of $464,000 from $1.9 million for the comparable period in 1998. At June 30, 1999, the Company had 113 full-time equivalent employees compared to 96 at June 30, 1998. The increase between the six month period in 1999 compared to the corresponding period in 1998 was due to the additional employees as well as ordinary salary increases for existing employees generally ranging from three to six percent a year.

   Net occupancy expenses consist of depreciation on premises, lease costs of buildings and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at June 30, 1999 was $556,000 or 31.1% higher than $424,000 at June 30, 1998. The increase in occupancy expense in 1999 was due primarily the amortization of leasehold improvements completed at branch locations and at the new Vancouver loan office in 1998 and the first quarter of 1999.

Income Taxes

   The provision for income taxes amounts to $253,000 and $561,000 at June 30, 1999 and 1998, respectively. The provision resulted in an effective tax rate of 37.8% and 34%, respectively. This increase was due to the amortization of goodwill associated with the BFC acquisition that is not deductible for income tax purposes.

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

The result is an allowance with two components:

Specific Reserves: The amount of specific reserves are established when there are significant conditions or circumstances related to a loan that would indicate that a loss would be incurred. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

General Allowance: The amount of the general allowance is based on loss factors assigned to the Company's loan exposures based on the internal credit ratings. These loss factors are determined on the basis of historical charge-off experience and suggested regulatory guidelines. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories of "management attention", "special mention", "substandard", "doubtful" and "loss" on the Company's Watch List. Suggested regulatory loss reserve factors are then applied to each of these categories of classified loan balances, net of the balances of the loans already considered in management's determination of its specific reserves. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the previous year's actual net charge-offs and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Management selects a general allowance somewhere within this calculated range. Factors considered by management in making this decision include the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

   Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process.

   At June 30, 1999 approximately $500,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific loans, compared to approximately $700,000 at December 31, 1998. Specific reserves declined as those loans requiring specific reserves have been reduced by either principal payments or have been charged-off. In accordance with the Companys methodology for assessing the adequacy of the allowance for loan losses, the general portion of the allowance increased to $1.4 million at June 30, 1999 compared to $1.1 million at December 31, 1998.

   Management's evaluation of the factors above resulted in allowances for loan losses of $1.9 million and $1.8 million at June 30, 1999 and December 31, 1998, respectively. The allowance as a percentage of total loans increased to 1.52% at June 30, 1999 from 1.37% at year-end 1998.

   The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts.

Provision for Loan Losses

   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

   The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is sufficient to cover potential and future losses. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, the level of nonperforming and impaired loans, evaluation of future economic trends in the Company's market area, and other relevant factors related to the loan portfolio. See Loan Losses and Recoveries and Loans disclosures for a more detailed discussion

   The Company's provision for loan losses was $196,000 and $26,000 for the three months ended June 30, 1999 and 1998, respectively. The Company has increased its provision as non-performing loans and charge-offs have increased. Net charge-offs for the three months ended June 30, 1999 were $278,000, compared to net charge-offs of $61,000 for the same period in 1998. Total charge-offs were $317,000 in the second quarter of 1999 compared to $61,000 in the second quarter of 1998. Management continues to closely monitor the loan quality and existing relationships. For a more detailed disclosures please see Loans and Loan Losses and Recoveries.

   SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   Provisions for loan losses recorded for the six months ended June 30, 1999 were $830,000 as compared to $132,000 at June 30, 1998. Net charge-offs were $738,000 and $179,000 at June 30, 1999 and 1998, respectively. Total charges offs of $813,000 at June 30, 1999 and $192,000 at June 30, 1998. At June 30,
1999 the provision for loan losses was 1.52% of total loans outstanding. During the first quarter 1999, the Company determined that approximately $348,000 in receivables purchased by its subsidiary BFC may not be collectible. These receivables have been charged off and the Company has increased it provision for loan losses accordingly. The increase in the provision also reflects the increase in nonaccrual loans and the level of net charge-offs during the period.

   The following table shows the Company's loan loss performance for the periods indicated:

                                                                       Six months
                                                                       ending
(unaudited)                                                            June 30,       December 31,
(in thousands of dollars)                                              1999           1998
                                                                       ---------      ---------
Loans outstanding at end of period................................     $ 125,488      $ 132,046
Average loans outstanding during the period.......................     $ 126,119      $ 131,495

Allowance for loan losses, beginning of period....................     $   1,814      $   1,970
Loans charged off:
   Commercial.....................................................           714            618
   Real Estate....................................................            29              -
   Consumer.......................................................            25             22
   Credit Cards...................................................            45             87
                                                                       ---------      ---------
     Total loans charged-off......................................           813            727
                                                                       ---------      ---------

Recoveries:
   Commercial.....................................................            60              -
   Real Estate....................................................             -              3
   Consumer.......................................................            15              4
   Credit Cards...................................................             -             10
                                                                       ---------      ---------
     Total recoveries.............................................            75             17
                                                                       ---------      ---------
Provision for loan losses.........................................           830            509
                                                                       ---------      ---------

Allowance for loan losses, end of period..........................     $   1,906      $   1,814
                                                                       ---------      ---------

Ratio of net loans charged-off to average loans outstanding.......           .59%           .54%
Ratio of allowance for loan losses to loans at end of period......          1.52%          1.37%

   Loans

   Total loans outstanding were $125.5 million and $132.0 at June 30, 1999 and December 31, 1998, respectively. Loan commitments were $15.2 million at June 30, 1999 and $24.7 million at December 31, 1998.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                                 June 30, 1999               December 31, 1998
(in thousands of dollars)                          Amount         Percentage           Amount      Percentage
                                                   -------------------------           ----------------------
Commercial .................................       $   98,055            77.8%         $ 103,473          78.1%
Real estate construction....................            3,674             2.9              3,206           2.4
Real estate commercial......................            7,398             5.9              7,026           5.3
Real estate mortgage........................           11,730             9.3             13,774          10.4
Consumer and other..........................            5,122             4.1              5,063           3.8
Contracts purchased.........................                -              -                  45           *
                                                   ----------     -----------          ---------   ------------
                                                      125,979           100.0%           132,587         100.0 %
                                                                  -----------                      -------------
                                                                  -----------                      -------------
Deferred loan fees..........................             (491)                              (541)
                                                   ----------                          ---------
     Total loans............................          125,488                            132,046
Allowance for loan losses...................           (1,906)                            (1,814)
                                                   ----------                          ---------
     Total loans, net.......................         $123,582                          $ 130,232
                                                   ----------                          ---------
                                                   ----------                          ---------

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

   The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:

(unaudited)                                                            June 30,         December 31,
(in thousands of dollars)                                              1999             1998
                                                                       ---------        ---------
Loans on nonaccrual status                                                 3,430            2,737
Loans past due greater than 90 days but not on nonaccrual status              22                9
Other real estate owned                                                      102              573
Troubled debt restructuring                                                    -                -
                                                                       ---------        ---------
   Total nonperforming assets                                              3,554            3,319
                                                                       ---------        ---------
                                                                       ---------        ---------
Percentage of nonperforming assets to total assets                          2.10%            1.86%

   At June 30, 1999 nonperforming assets were $3.6 million or 2.1% of total assets. Nonaccrual loans were $3.4 million at June 30, 1999 and $1.5 million at June 30, 1998. From June 30, 1998 to June 30, 1999, nonaccrual loans increased primarily in commercial loans secured by real estate. BFC accounted for approximately $442,000 of the total nonaccrual loans, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $2.3 million of the remaining non-accrual loans reflect loans primarily secured by real estate, including one customer relationship of approximately $1.1 million. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed in the Loan Losses and Recoveries disclosure.

   Other real estate owned decreased to $102,000 as of June 30, 1999 compared to $600,000 at June 30, 1998, as a result of the sale of properties classified as other real estate owned.

Liquidity

   Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of June 30, 1999, approximately $4.0 million of the securities portfolio matures within one year.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets.

Advances from the FHLB have terms ranging from 1 through 15 years and at June 30, 1999 bear interest at rates from 5.17% to 8.80%. At June 30, 1999, $21.3 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $19.8 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At June 30, 1999, the Company's ratios were 22.95% and 24.20%, respectively. At December 31, 1998, the company's ratios were 22.21% and 23.46%, respectively. The ratio of Tier 1 capital to average assets was 16.73% and 15.81% at June 30, 1999 and December 31, 1998, respectively.

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

RENOVATION AND VALIDATION

   The Company has completed the renovation and validation phases of the project. All mission critical systems and minor systems have been validated for Y2K compliance.

IMPLEMENTATION

   Any system found to be not in compliance with the Year 2000 date change has been brought to the attention of senior management and is being upgraded or replaced. The systems that have been identified are included in the Company's Year 2000 budget. A budget has been approved and the costs to address the Year 2000 issues at this time are estimated to be $268,000. The Year 2000 related costs incurred by the Company to date are approximately $224,000.

CONTINGENCY PLAN

   A contingency plan has been established that would be carried out in the event that the preventative measures put in place do not prove successful. Each area of the Company has completed a mission critical operating plan that would be initiated using manual processing. In the event that this plan would need to be implemented, there would be a substantial increase in staffing and related expenses. This plan addresses business operations to be carried out assuming the telephone and electrical systems are in working order. The contingency plan will continue to be updated throughout 1999.

RISKS

   The Company has attempted to assess the Year 2000 readiness of its loan and deposit customers. If these customers were adversely affected by the Year 2000, no assurance can be given that their ability to repay debt would not be affected.

   Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of Year 2000 issues. Although the Company has no reason to believe that a material disruption will occur, the most likely worst case scenario would result from a Y2K failure in the power supply, voice and data transmission systems or the federal government. If such a failure were to occur, the Company would implement its contingency plan. In such event, it is likely that there would be a temporary disruption of customer service, customer inconvenience and additional costs from the implementation of the contingency plan. It is not possible to quantify those costs at the present time. Although the Company believes its contingency plan will satisfactorily address these issues, there can be no assurance that the Company's contingency plan will function as anticipated or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption of service.

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

   Effective August 31, 1998, the Company acquired Business Finance Corporation
(BFC) of Bellevue, Washington. BFC provides factoring, leasing, and inventory financing services in Washington, Oregon, California, Nevada, and Hawaii. The acquisition was accounted for using the purchase method and included an initial issuance of common stock with a value of $465,000 and a cash payment in the amount of $1.8 million. A future contingent issuance of common stock valued at approximately $500,000 will be issued if BFC achieves earnings targets for the twelve-month period following the acquisition.

Item 4

Submission of Matters to a Vote of Security Holders

(a)    Cowlitz Bancorporation Annual Shareholders' Meeting was held on May 15,
       1999.

(b)    Not Applicable

(c) A brief description of each matter voted upon at the Annual Shareholders meeting held on May 15, 1999 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

       (1)    Election of (5) directors for the terms expiring in 2000.

         Directors:
         Mark F. Andrews, Jr.
           Votes cast for:                  2,616,243
           Votes cast against:                      -
           Votes withheld                     127,122
         Charles W. Jarrett
           Votes cast for:                  2,614,643
           Votes cast against:                      -
           Votes withheld                     128,722
         Larry M. Larson
           Votes cast for:                  2,617,943
           Votes cast against:                      -
           Votes withheld                     125,422
         Benjamin Namatinia
           Votes cast for:                  2,612,513
           Votes cast against:                      -
           Votes withheld                     130,852
         E. Chris Searing
           Votes cast for:                  2,618,643
           Votes cast against:                      -
           Votes withheld                     124,722

   (d)   none

Item 5

Other Information

   On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition will be accounted for using the purchase method, including a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $1.26 million in cash and common stock will be issued under the terms of a three-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage will operate as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

   On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition will be accounted for using the purchase method, including a cash payment of $675,000. Remaining payments of approximately $180,000 in cash will be paid under the terms of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue will join together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.


Item 6

(a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.

(b) On May 20, 1999, the Company filed form 8-K containing item 7 (Exhibits).

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Cowlitz Bancorporation
                                        (Registrant)



Dated:  August 16, 1999                 /s/  Charles W. Jarrett
                                        ---------------------------------
                                        Charles W. Jarrett
                                        President and Chief Operating Officer


Dated:  August 16, 1999                 /s/  Donna P. Gardner
                                        ---------------------------------
                                        Donna P. Gardner
                                        Vice-President/Secretary-Treasurer

                                  Exhibit Index

Exhibit No.

3.1*     Restated and Amended Articles of Incorporation of the Company

3.2*     Bylaws of the Company

27       Financial Data Schedule

         *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355