Form 10-Q
period 1999-09-30
COWLITZ BANCORPORATION
filed 1999-11-15
CIK 894267

                   1. U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


          [X]        Quarterly report Pursuant to section 13
                     or 15(d) of the Securities and Exchange
                                   act of 1934

                    For the quarter ended September 30, 1999

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

Yes  X         No
   -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on October 31, 1999:      4,092,052

                                TABLE OF CONTENTS

                                                                                               Page
Part I
Financial Statements

         Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998                                                3

         Consolidated Statements of Income -
         Three and Nine months ended September 30, 1999 and September 30, 1998                   4

         Consolidated Statements of Cash Flows
         Nine months ended September 30, 1999 and September 30, 1998                             5

         Consolidated Statements of Changes in Shareholders' Equity                              6

         Notes to Consolidated Financial Statements                                              7

         Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                               12

Part II

Other

         Changes in Securities and Use of Proceeds                                               24

         Other Information                                                                       24

         Exhibits and Reports on Form 8-K                                                        24

         Signatures                                                                              25

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (in thousand of dollars)

                                                                       September 30,    December 31,
                                                                           1999            1998
                                                                         (unaudited)
ASSETS
Cash and due from banks...........................................     $  15,173        $  22,705
Investment securities:
   Investments available-for-sale (at fair value, cost of $8,484 and $6,994 at September 30, 1999 and December 31, 1998,
     respectively)................................................         8,462            7,065
   Investments held-to-maturity (at amortized cost, fair value of
     $4,370 and $4,487 at September 30, 1999 and
     December 31, 1998, respectively).............................         4,564            4,465
                                                                       ---------        ---------
     Total investment securities..................................        13,026           11,530
                                                                       ---------        ---------

Loans.............................................................       140,633          132,046
Allowance for loan losses.........................................        (2,094)          (1,814)
                                                                       ---------        ---------
   Loans, net.....................................................       138,539          130,232
                                                                       ---------        ---------
Premises and equipment, net of accumulated depreciation of $2,311 and $1,837 at September 30, 1999 and December 31, 1998,
   respectively...................................................         6,011            5,859
Federal Home Loan Bank stock......................................         3,035            2,869
Intangible asset, net of accumulated amortization of $717 and $432
   at September 30, 1999 and December 31, 1998, respectively......         5,062            3,110
Other assets......................................................         1,900            2,040
                                                                       ---------        ---------
     Total assets.................................................     $ 182,746        $ 178,345
                                                                       =========        =========

LIABILITIES
Deposits:
   Demand.........................................................     $  28,099        $  33,062
   Savings and interest-bearing demand............................        48,520           47,367
   Certificates of deposit........................................        46,241           41,932
                                                                       ---------        ---------
     Total deposits...............................................       122,860          122,361
Short-term borrowings.............................................           600            2,275
Long-term borrowings..............................................        26,327           21,799
Other liabilities.................................................         1,120              990
                                                                       ---------        ---------
     Total liabilities............................................     $ 150,907         $147,425
                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 as of September 30, 1999 and December 31, 1998; no shares issued and outstanding at
   September 30, 1999 and December 31, 1998, respectively.........     $       -        $       -
Common stock, no par value; 25,000,000 authorized as of
   September 30, 1999 and December 31, 1998; 4,089,570 and 4,001,999
   shares issued and outstanding at September 30, 1999
   and December 31, 1998, respectively............................        18,887           18,251
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................        11,428           11,085
Net unrealized gains on investments available-for-sale............           (14)              46
                                                                       ---------        ---------
     Total shareholders' equity...................................        31,839           30,920
                                                                       ---------        ---------
     Total liabilities and shareholders' equity...................     $ 182,746        $ 178,345
                                                                       =========        =========

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)

                                                           Three months ended             Nine months ended
                                                              September 30,                September 30,
                                                              1999       1998                1999       1998
                                                          --------   --------           ---------  ---------
                                                                             (unaudited)
INTEREST INCOME
Interest and fees on loans.............................   $  4,193   $  3,504           $  11,110  $  10,292
Interest on taxable investment securities..............        220        243                 650        695
Interest on non-taxable investments securities.........          2          1                   6          2
Interest from other banks..............................        172        356                 680      1,085
                                                          --------   --------           ---------  ---------
   Total interest income...............................      4,587      4,104              12,446     12,074
                                                          --------   --------           ---------  ---------

INTEREST EXPENSE
Savings and interest-bearing demand....................        456        504               1,411      1,422
Certificates of deposit................................        521        675               1,563      2,433
Short-term borrowings..................................         16         27                  68         64
Long-term borrowings...................................        393        365               1,148      1,035
                                                          --------   --------           ---------  ---------
   Total interest expense..............................      1,386      1,571               4,190      4,954
                                                          --------   --------           ---------  ---------
   Net interest income before provision for loan losses      3,201      2,533               8,256      7,120

PROVISION FOR LOAN LOSSES..............................       (235)      (111)             (1,065)      (243)
                                                          --------   --------           ---------  ---------
   Net interest income after provision for loan losses.      2,966      2,422               7,191      6,877
                                                          --------   --------           ---------  ----------

NONINTEREST INCOME
   Service charges on deposit accounts.................        183        168                 511        487
   Gains on loans sold.................................        211          -                 294          -
   Other income........................................        155         71                 397        242
   Net gains/losses on sales of available-for-sale
     securities........................................         (5)         -                  (2)         5
                                                          --------   --------           ---------  ---------
     Total noninterest income..........................        544        239               1,200        734
                                                          --------   --------           ---------  ---------

NONINTEREST EXPENSE
   Salaries and employee benefits......................      1,914        922               4,228      2,772
   Net occupancy and equipment expense.................        424        231                 980        655
   Business tax expense................................         78         61                 207        184
   Amortization of intangibles.........................        117         76                 285        215
   Other operating expense.............................        755        444               1,799      1,208
                                                          --------   --------           ---------  ---------
     Total noninterest expense.........................      3,288      1,734               7,499      5,034
                                                          --------   --------           ---------  ---------
     Income before income tax expense..................        222        927                 892      2,577

INCOME TAX EXPENSE.....................................         88        315                 341        876
                                                          --------   --------           ---------  ---------
     Net income........................................   $    134   $    612           $     551  $   1,701
                                                          ========   ========           =========  =========

BASIC EARNINGS PER SHARE...............................   $   0.03   $   0.15           $     .14  $     .47
DILUTED EARNINGS PER SHARE.............................   $   0.03   $   0.15           $     .13  $     .44

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                            Nine months ended
                                                                               September 30,
                                                                            1999             1998
                                                                       ---------        ---------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................     $     551        $   1,701
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization................................           759              601
     Provisions for loan losses...................................         1,065              243
     Net losses/gains on sales of investment securities
      available-for-sale..........................................             2               (5)
     Net amortization of investment security premiums and
      accretion of discounts......................................            (1)              (4)
     (Increase) decrease in other assets..........................           278             (582)
     Increase (Decrease) in other liabilities.....................          (325)             168
     Federal Home Loan Bank stock dividends.......................          (166)            (158)
                                                                       ---------        ---------
         Net cash provided by operating activities................         2,163            1,964
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity.............................................         3,267            1,387
   Proceeds from maturities of investment securities
     available-for-sale...........................................         2,000            1,000
   Purchases of investment securities:
     Held-to-maturity.............................................        (3,365)          (3,565)
     Available-for-sale...........................................        (3,492)          (3,996)
   Net (increase) decrease in loans...............................        (4,600)            (145)
   Purchases of premises and equipment............................          (510)            (631)
   Acquisition of business, net of cash acquired..................        (1,504)          (1,575)
                                                                       ---------        ----------
       Net cash provided by (used in) investment activities.......        (8,204)          (7,525)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest-bearing
     demand deposits..............................................        (3,810)             229
   Net increase (decrease) in certificates of deposit.............         4,309          (17,719)
   Dividends paid.................................................          (208)            (153)
   Net increase (decrease) in short-term borrowings...............        (1,675)           1,225
   Proceeds from long-term borrowings.............................         5,000                -
   Repayment of long-term borrowings..............................        (4,766)          (1,213)
   Repurchase of common stock.....................................          (363)            (494)
   Issuance of common stock for cash, net of amount paid for
       fractional shares..........................................            22           15,019
                                                                       ---------        ---------
       Net cash provided by shares financing activities...........        (1,491)          (3,106)
                                                                       ---------        ---------
       Net increase (decrease) in cash and due from banks.........        (7,532)          (8,667)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR......................        22,705           23,109
                                                                       ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD..........................     $  15,173        $  14,442
                                                                       =========        =========

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)

                                                                                         Accumulated
                                              Common Stock       Additional                  Other        Total
                                              ------------        Paid-in    Retained   Comprehensive  Shareholders'   Comprehensive
                                            Shares     Amount     Capital    Earnings       Income        Equity           Income
                                            ------     ------    ----------  --------   -------------  -------------   -------------
BALANCE AT DECEMBER 31, 1997              2,604,543   $  3,262   $  1,538   $  9,071        $   16      $  13,887
Comprehensive Income:
  Net income...........................           -          -          -      2,226             -          2,226         $  2,226
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $16..........           -          -          -          -            30             30               30
                                                                                                                          --------
  Other comprehensive income, net of tax          -          -          -          -            -               -               30
                                                                                                                          --------
  Comprehensive Income.................           -          -          -          -             -              -         $  2,256
                                                                                                                          ========
  Issuance of common stock for cash....   1,396,251     15,019          -          -             -         15,019
  Purchase of treasury stock...........     (50,000)      (494)         -          -             -           (494)
  Issuance of common stock for
  acquisition..........................      51,282        465          -          -             -            465
  Cash dividends paid ($.06 per share).           -          -          -       (212)            -           (212)
Cash paid for fractional shares........         (77)        (1)         -          -             -             (1)
                                          ---------   --------   --------   --------        ------      ---------

BALANCE AT DECEMBER 31, 1998              4,001,999   $ 18,251   $  1,538  $   11,085       $   46      $  30,920
Comprehensive Income:
  Net income (unaudited)...............           -          -          -        551             -            551         $    551
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $33 (unaudited)         -          -          -          -           (60)           (60)             (60)
                                                                                                                          --------
  Other comprehensive income, net of tax
     (unaudited).......................           -          -          -          -             -              -              (60)
                                                                                                                          --------
  Comprehensive Income (unaudited).....           -          -          -          -             -              -         $    491
                                                                                                                          ========
  Issuance of common stock for cash
     (unaudited).......................       3,261         22          -          -             -             22
  Purchase of treasury stock (unaudited)    (64,500)      (363)         -          -             -           (363)
  Issuance of common stock for
  Acquisition (unaudited)..............     148,810        977          -          -             -            977
  Cash dividends paid ($.05 per share)
     (unaudited).......................           -          -          -       (208)            -           (208)
                                          ---------   --------   --------   --------        ------      ---------

BALANCE AT SEPTEMBER 30, 1999             4,089,570   $ 18,887   $  1,538   $ 11,428        $  (14)     $  31,839
                                          =========   ========   ========   ========        ======      =========

        The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations

     Cowlitz Bancorporation (the Company) is a one-bank holding company headquartered in southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the Bank), a Washington state-chartered commercial bank, is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. In the third quarter of 1999, the Bank expanded its mortgage operation by acquiring Bay Mortgage of Bellevue, Washington; Bay Mortgage of Seattle, Washington; and Bay Escrow of Seattle, Washington. In addition to these acquisitions in 1999, the Bank opened a mortgage and trust office in Vancouver, Washington and a new branch in Bellevue, Washington that will operate under the name Bay Bank. During the third quarter of 1998, the Company acquired Business Finance Corporation (BFC) of Bellevue, Washington. Business Finance Corporation provides asset based financing to companies throughout the western United States.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999.

3.   Acquisitions

     On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $1.26 million in cash and common stock may be issued under the terms of a three-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage will operate as a division of Cowlitz Bank and serves customers throughout the greater Bellevue/Seattle market area.

     On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $675,000. Remaining payments of approximately $180,000 in cash may be paid under the terms of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue will join together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

     On September 1, 1999, the Company acquired Bay Escrow, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $125,000. Bay Escrow will operate as a division of Cowlitz Bank and will complete escrow transactions for Bay Mortgage.

     The following table reconciles the acquisition of Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. As part of these transactions, $2.3 million was recorded in goodwill and will be amortized on a straight-line basis over a fifteen year period:

                                             Bay Mortgage    Bay Mortgage    Bay Escrow
                                               Bellevue         Seattle        Seattle
                                           ---------------  --------------  ------------
     Fair value of assets acquired,
       Including goodwill................. $         6,623  $          771  $        132
     Less liabilities assumed.............           4,646              96             7
     Less stock issued....................             977               -             -
                                           ---------------  --------------  ------------
     Cash paid for acquisition............           1,000             675           125
     Less cash acquired...................              89             146            61
                                           ---------------  --------------  ------------
     Net cash paid in acquisition......... $           911  $          529  $         64
                                           ===============  ==============  ============

     On September 14, 1999, the Company announced a definitive agreement to acquire Northern Bank of Commerce "NBOC". The acquisition will be accounted for using the purchase method, including cash and stock. Under the terms of the definitive agreement the shareholders of NBOC will receive up to .82584 shares of the Company's stock and $1.63 in cash for each share of NBOC stock. The amount of stock merger consideration may be reduced if NBOC's shareholders' equity does not meet specified thresholds immediately prior to closing. The cash portion of the merger consideration will be deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a two year period following the merger. NBOC will operate as a branch of the Bank under the name Northern Bank of Commerce. The transaction is expected to close during the first quarter of 2000.

4.   Supplemental Cash Flow Information

     For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts in the balance sheet caption "Cash and due from banks" and included cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

5.   Use of Estimates in the Preparation of Financial Statements

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

6.   Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                       Weighted       Per Share
                                                    Net Income        Avg Shares        Amount

                                                      For the three months ended September 30, 1999
                  Basic earnings per share           $   134           4,132,932        $ .03
                  Stock Options                                           19,218
                  Diluted earnings per share         $   134           4,152,150        $ .03


                                                     For the three months ended September 30, 1998
                  Basic earnings per share           $   612           4,001,066        $ .15
                  Stock Options                                          176,139
                  Diluted earnings per share         $   612           4,177,205        $ .15


                                                     For the nine months ended September 30, 1999
                  Basic earnings per share           $   551           4,046,872        $ .14
                  Stock Options                                           57,377
                  Diluted earnings per share         $   551           4,104,249        $ .13


                                                     For the nine months ended September 30, 1998
                  Basic earnings per share           $ 1,701           3,619,488        $ .47
                  Stock Options                                          203,119
                  Diluted earnings per share         $ 1,701           3,822,607        $ .44

     For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

7.   Recently Issued Accounting Standards

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

8.   Comprehensive Income

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

     The components of comprehensive income for the periods ended September 30, 1999 and 1998 are as follows:

                                                                 Three months ended Nine months ended
                                                                 September 30,            September 30,
                                                                1999       1998         1999       1998
                                                                ----       ----         ----       ----
            Unrealized gain (loss) arising during
              the period, net of tax .................        $    (7)   $    55      $   (61)   $    50
            Reclassification adjustment for net
              realized gains (losses) on securities
              available-for-sale included in net
              income during the year net of tax of $(2),
               $0, $(1), and $2.......................             (3)         -           (1)         3
                                                              -------    -------      -------    -------
            Net unrealized gain (loss) included in
              Other comprehensive income..............        $    (4)   $    55      $   (60)   $    47
                                                              =======    =======      =======    =======

9.   Segments of an Enterprise and Related Information:

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" as of January 1, 1998. This statement establishes standards for the reporting and display of information about operating segments in financial statements and related disclosures.

     The Company is principally engaged in community banking activities through its six Bank branches and corporate offices. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. Beginning in 1998 with the acquisition of Business Finance Corporation, the Company provides asset based financing to companies throughout the western United States. In the third quarter of 1999 the Company acquired Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington, these companies specialize in all facets of residential lending including FHA and VA loans, construction loans and bridge loans.

     The community banking, asset based financing activities, and mortgage banking are monitored and reported by Company management as separate operating segments. As permitted under the Statement, the six separate banking offices have been aggregated into a single reportable segment, Community Banking. The asset based financing and the mortgage banking segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as Other in the following table below.

     The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 1998 annual report, except that some operating expenses are not allocated to segments.

     Summarized financial information for the three and nine month periods ending September 30, 1999 and September 1998 concerning the Company's reportable segments are shown in the following tables.

                                                     Three months ended September 30, 1999

                                        Banking           Other            Intersegment           Consolidated
                                        -------           -----            ------------           ------------
Interest income                       $    3,588       $  1,071            $       (72)           $       4,587
Interest expense                           1,386             72                    (72)                   1,386
                                      ----------       --------            -----------            -------------
   Net interest income                     2,202            999                      -                    3,201
Provision for loan loss                      235              -                      -                      235
Noninterest income                           313            231                      -                      544
Noninterest expense                        2,112          1,176                      -                    3,288
                                      ----------       --------            -----------            -------------
   Income before taxes                       168             54                      -                      222
Provision for income taxes                    61             27                      -                       88
                                      ----------       --------            -----------            -------------
   Net income                         $      107       $     27            $         -            $         134
                                      ==========       ========            ===========            =============


                                                     Three months ended September 30, 1998

                                        Banking           Other            Intersegment           Consolidated
                                        -------           -----            ------------           ------------
Interest income                       $    3,979       $    139            $       (14)           $       4,104
Interest expense                           1,571             14                    (14)                   1,571
                                      ----------       --------            -----------            -------------
   Net interest income                     2,408            125                      -                    2,533
Provision for loan loss                      111              -                      -                      111
Noninterest income                           239              -                      -                      239
Noninterest expense                        1,692             42                      -                    1,734
                                      ----------       --------            -----------            -------------
   Income before taxes                       844             83                      -                      927
Provision for income taxes                   287             28                      -                      315
                                      ----------       --------            -----------            -------------
   Net income                         $      557       $     55            $         -            $         612
                                      ==========       ========            ===========            =============

                                                     Nine months ended September 30, 1999


                                        Banking           Other            Intersegment           Consolidated
                                        -------           -----            ------------           ------------
Interest income                       $   10,927       $  1,679            $      (160)           $      12,446
Interest expense                           4,190            160                   (160)                   4,190
                                      ----------       --------            -----------            -------------
   Net interest income                     6,737          1,519                      -                    8,256
Provision for loan loss                      717            348                      -                    1,065
Noninterest income                           969            231                      -                    1,200
Noninterest expense                        5,960          1,539                      -                    7,499
                                      ----------       --------            -----------            -------------
   Income before taxes                     1,029           (137)                     -                      892
Provision for income taxes                   362            (21)                     -                      341
                                      ----------       --------            -----------            -------------
   Net income                         $      667       $   (116)           $         -            $         551
                                      ==========       ========            ===========            =============




                                                     Nine months ended September 30, 1999

                                        Banking           Other            Intersegment           Consolidated
                                        -------           -----            ------------           ------------

Interest income                       $   11,949       $    139            $       (14)           $      12,074
Interest expense                           4,954             14                    (14)                   4,954
                                      ----------       --------            -----------            -------------
   Net interest income                     6,995            125                      -                    7,120
Provision for loan loss                      243              -                      -                      243
Noninterest income                           734              -                      -                      734
Noninterest expense                        4,992             42                      -                    5,034
                                      ----------       --------            -----------            -------------
   Income before taxes                     2,494             83                      -                    2,577
Provision for income taxes                   848             28                      -                      876
                                      ----------       --------            -----------            -------------
   Net income                         $    1,646       $     55            $         -            $       1,701
                                      ==========       ========            ===========            =============


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

Results of Operations

Introduction

     The Company's subsidiary Cowlitz Bank (the Bank) is the largest community bank headquartered in Cowlitz County. During the third quarter of 1999, the Bank has expanded its mortgage operations with the acquisitions of Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington. Also during this period the Bank acquired Bay Escrow of Seattle, Washington and opened a new branch in Bellevue, Washington that will operate under the name of Bay Bank. The addition of these new divisions has increased the Company's interest yields on earning assets, although this increase in income has been temporarily offset by the cost of this expansion.

     On September 1, 1998, the Company acquired Business Finance Corporation
(BFC) of Bellevue, Washington. BFC provides asset based lending services to companies throughout the western United States. Reflecting the more aggressive lending mix of its portfolio, loans generated at BFC typically yield a higher rate of interest than those loans generated at the Bank.

Net Income

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The Company's net income of $134,000, or $.03 per diluted share, at September 30, 1999, reflects a decrease as compared to net income of $612,000, or $.15 per diluted share, at September 30, 1998. The decrease in third quarter earnings is primarily a result of the increased operating expenses related to the company's expansion activities as well as the increase in the provision for loan losses. Non-interest expense increased to $3.3 million for the three months ended September 30,1999 compared to $1.7 million for the corresponding period in 1998. The provision for loan losses increased to $235,000 for the three months ended September 30, 1999 compared to $111,000 during the same period in 1998.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net income for the first nine months of 1999 was $551,000 compared to $1.7 million for the comparable period in 1998. Net income for 1999 has decreased as a result of an increase in non-interest expense of $2.5 million from the nine month period ended September 30, 1999 compared to the same period in 1998, as the Company has continued its strategy of growth. The increase in the provision for loan losses during the first nine months of 1999 has also contributed to the decline in net income. In the first nine months of 1999, the Company has:

     -    Opened a loan office in Vancouver, Washington
     -    Acquired Bay Mortgage of Bellevue, Washington
     -    Acquired Bay Mortgage of Seattle, Washington
     -    Acquired Bay Escrow of Seattle, Washington
     - Opened a new Branch in Bellevue, Washington to operate under the name Bay Bank

Net Interest Income

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

     Net interest income for the quarter ended September 30, 1999 was $3.2 million, compared to $2.5 million at September 30, 1998. The overall tax-equivalent earning asset yield was 11.96% at September 30, 1999 compared to 10.18% at September 30, 1998. The average earning assets have decreased to $153.4 million at September 30, 1999 from $161.3 million at September 30, 1998. Average earning assets have declined as the excess funds invested at the FHLB have decreased, due to the Company's decision to reduce its higher rate, out of state certificates of deposit in the first two months of the third quarter and to use its cash to pay for acquisitions during the three month period ending September 30, 1999. In September 1999, the Company implemented a local marketing campaign that has increased certificates of deposit, but at generally lower rates than the out of state certificates of deposit. The funds brought in through this process have been invested in new loans. Since this initiative occurred late in the third quarter, average earning assets do not fully reflect these changes. The increase in interest income was attributable primarily to interest and fees on loans, which have increased as a result of the addition of BFC and the two mortgage companies. While average assets have declined, yields have increased, reflecting the investment of the Company's funds in higher yielding loans. The mortgage divisions primarily fund loans through correspondent relationships, in which the loans remain on the Company's balance sheet for a short period of time, usually under 30 days, until they are sold. The Company earns interest and fees associated with these loans until they are sold and uses the sales proceeds to fund new loans, increasing yields.

     The average cost of interest-bearing liabilities was 4.99% at September 30, 1999 compared to 5.31% at September 30, 1998. Average interest-bearing liabilities decreased to $111.2 million at September 30, 1999 as compared to $118.3 million for the corresponding period in 1998. Interest paid on certificates of deposit was reduced to $521,000 for the three-month period ending September 30, 1999 compared to $675,000 during the corresponding period in 1998. In accordance with its strategy, the Company has not aggressively priced certain of its higher yielding certificates of deposits, resulting in these certificates of deposit generally not renewing at maturity. The Bank has completed this program and has implemented a marketing campaign in its market areas, which will provide additional liquidity for continued growth and Year 2000 cash management.

Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                        Three Months Ended
(unaudited)                                 September 30,            Increase
(in thousands of dollars)                1999         1998          (Decrease)            Change
                                      --------     ---------        ----------            ------
Interest  income(1)................   $  4,588     $   4,104        $      484             11.8%
Interest expense...................      1,386         1,571              (185)           (11.8)%
                                      --------     ---------        ----------

Net interest income................   $  3,202     $   2,533        $      669             26.4%
                                      ========     =========        ==========

Average interest earning assets....   $153,447     $ 161,337            (7,890)            (4.9)%
Average interest bearing liabilities  $111,172     $ 118,265            (7,093)            (6.0)%

Average yields earned (2)..........    11.96%       10.18%               1.78
Average rates paid (2).............     4.99%        5.31%               (.32)
Net interest spread (2)............     6.97%        4.87%               2.51
Net interest margin (2)............     8.35%        6.28%               2.07

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) Ratios for the three months ended September 30, 1999 and 1998 have been annualized.

     NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

     Net interest income for the nine months ended September 30, 1999 was $8.3 million compared to $7.1 million at September 30, 1998. Total interest earning assets averaged $154.4 million for the nine months ended September 30, 1999, compared to $163.6 million for the corresponding period in 1998. The average yield on interest earning assets increased to 10.75% during the first nine months of 1999 compared to 9.84% for the corresponding period in 1998. This increase is a result of investing funds in higher yielding loans at BFC, the Bank's mortgage division, and the new branch in Bellevue, Washington. The loans at BFC typically yield a higher rate of interest than those loans generated by the Bank. As shown in the table below, the Bank's average yields have also increased slightly during the period as a result of the addition of the two mortgage companies in the third quarter of 1999. The Company has decreased its interest earning assets, as excess funds at FHLB have declined due to the Company's decision to reduce its higher rate, out of state certificates of deposit in the first eight months of the year and to use its cash to pay for acquisitions during the three month period ending September 30, 1999.

                   COWLITZ BANK
                                                        Nine months ended
                                                           September 30,
                                                      1999               1998
                                                      ----               ----
          Interest earned......................     10,987             11,591
          Average interest earning assets......    152,482            163,365
          Average yields earned................       9.61%             9.46%

     Interest bearing liabilities averaged $111.8 million and $125.6 million during the first nine months of 1999 and 1998, respectively. The average cost of these liabilities decreased in the first nine months of 1999 to 5.00% from 5.26% in the first nine months of 1998. As discussed above, the Company has allowed certain higher rate certificates of deposit to mature and not be renewed.

Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                        Nine Months Ended
(unaudited)                                 September 30,            Increase
(in thousands of dollars)               1999          1998          (Decrease)             Change
                                      --------     ---------        ----------             ------
Interest  income(1)................   $ 12,448     $  12,075        $      373               3.1%
Interest expense...................      4,190         4,954              (764)            (15.4)%
                                      --------     ---------        ----------
Net interest income................   $  8,258     $   7,121        $    1,137              16.0%
                                      ========     =========        ==========

Average interest earning assets....   $154,422     $ 163,630            (9,208)             (5.6)%
Average interest bearing liabilities  $111,751     $ 125,623           (13,377)            (10.7)%

Average yields earned (2)..........      10.75%         9.84%              .91
Average rates paid (2).............       5.00%         5.26%             (.26)
Net interest spread (2)............       5.75%         4.58%             1.17
Net interest margin (2)............       7.13%         5.80%             1.33

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the nine months ended September 30, 1999 and 1998 have been annualized.

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

Non-Interest Income

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Non-interest income was $544,000 for the three months ended September 30, 1999 and $239,000 in the corresponding period in 1998. The expansion of the Bank's mortgage operations and trust services has added to non-interest income, in addition to a slight increase in service charges on deposit accounts.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Total non-interest income increased to $1.2 million for the first nine months of 1999 compared to $734,000 during the same period in 1998.

     Non-interest income consists of the following components:

                                                                 NINE MONTH ENDED
                                                                   SEPTEMBER  30,
                                                          ----------------------------
                                                          1999                    1998
                                                          ----                    ----
          Service charge on deposit accounts............$   511                 $   487
          Net gains on sales of securities..............     (2)                      5
          Credit Card income............................    101                      85
          Fiduciary income..............................    105                      39
          ATM income....................................     41                      29
          Safe deposit box fees.........................     32                      30
          Gains on mortgage loans sold..................    294                       -
          Underwriting fees.............................     39                       -
          Other miscellaneous fees and income...........     79                      59
                                                        -------                 -------

          Total non-interest income.....................$ 1,200                 $   734
                                                        =======                 =======

     The increase in non-interest income is primarily a result of the expansion in of the Bank's mortgage operations as well as the continued growth of the trust department. Gains on mortgage loans sold consist of the gains realized from the sale of mortgage loans and related servicing rights from loans originated by the Company. The mortgage division established this correspondent lending program and has expanded this program into the greater Bellevue/Seattle area with the acquisitions of the two mortgage companies.

Non-Interest Expense

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premium, professional fees, and other non-interest expenses. Non-interest expenses increased 89.6% to $3.3 million for the quarter ended September 30, 1999 compared to $1.7 million for the quarter ended September 30, 1998, primarily due to increased staffing costs and occupancy expenses related to the Company's continued growth during 1999. Also contributing to this increase are other operating expenses such as communications expenses, advertising, and other office expenses that have increased as the Company has expanded into new markets.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     For the nine months ended September 30, 1999, non-interest expense was $7.5 million as compared to $5.0 million for the nine months ended September 30, 1998. Salaries and benefits expense of $4.2 million for the first nine months of 1999 represents an increase of $1.4 million from $2.8 million for the comparable period in 1998. At September 30, 1999, the Company had 162 full-time equivalent employees compared to 104 at September 30, 1998. The increase between the nine-month period in 1999 compared to the corresponding period in 1998 was due to the addition of employees through acquisitions, as well as salary increases for existing employees generally ranging from three to six percent annually. Other operating expenses consisting of communication expenses, advertising, and other office expenses have increased 48.9% from $1.2 million at September 30, 1999 to $1.8 million at September 30, 1999 as the Company has expanded its mortgage operations into Vancouver, Washington and the greater Bellevue/Seattle area.

     Net occupancy expenses consist of depreciation on premises, lease costs of buildings and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at September 30, 1999 was $980,000 or 49.6% higher than $655,000 at September 30, 1998. The increase in occupancy expense in 1999 was due to the amortization of leasehold improvements completed at branch locations and at the new Vancouver loan office in 1998 and the first quarter of 1999. Also contributing to this increase are lease payments for the companies acquired and the branch opened in the third quarter of 1999.

Income Taxes

     The provision for income taxes amounts to $341,000 and $876,000 at September 30, 1999 and 1998, respectively. The provision resulted in an effective tax rate of 38.2% and 34.0%, respectively. This increase was due to the amortization of goodwill associated with the BFC acquisition that is not deductible for income tax purposes.

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

     Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $1.5 million at September 30, 1999 compared to $1.1 million at December 31, 1998. Management believes this increase is prudent given the increase in non-accrual loans and the level of net charge-offs during the first nine months of 1999.

     At September 30, 1999 approximately $600,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific loans, compared to approximately $700,000 at December 31, 1998. Specific reserves declined as those loans requiring specific reserves have been reduced by either principal payments or have been charged off.

     Management's evaluation of the factors above resulted in allowances for loan losses of $2.1 million and $1.8 million at September 30, 1999 and December 31, 1998, respectively. The increase in the level of charge offs in 1998, which were considered by management in its determination of the adequacy of the allowance for loan losses, is primarily the reason for the increase in the allowance from December 31, 1998 to September 30, 1999. The allowance as a percentage of total loans increased to 1.49% at September 30, 1999 from 1.37% at year-end 1998.

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts.

Provision for Loan Losses

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is sufficient to cover potential and future losses. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, the level of nonperforming and impaired loans, evaluation of future economic trends in the Company's market area, and other relevant factors related to the loan portfolio. See Loan Losses and Recoveries and Loans disclosures for a more detailed discussion.

     The Company's provision for loan losses was $235,000 and $111,000 for the three months ended September 30, 1999 and 1998, respectively. The Company has increased its provision as non-performing loans have increased from $2.7 million at September 30, 1998 to $3.0 million at September 30, 1999. Also contributing is the growth in loans late in the third quarter of 1999. Net charge-offs for the three months ended September 30, 1999 were $47,000, compared to net charge-offs of $104,000 for the same period in 1998. Total charge-offs were $82,000 in the third quarter of 1999 compared to $113,000 in the third quarter of 1998. Management continues to closely monitor the loan quality and existing relationships. For a more detailed disclosures please see Loans and Loan Losses and Recoveries.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Provisions for loan losses recorded for the nine months ended September 30, 1999 were $1.1 million as compared to $243,000 at September 30, 1998. Net charge-offs were $785,000 and $283,000 at September 30, 1999 and 1998, respectively. Total charges offs were $895,000 at September 30, 1999 and $305,000 at September 30, 1998. During the first quarter of 1999, the Company determined that approximately $348,000 in receivables purchased by its subsidiary BFC may not be collectible. These receivables were charged off during the first quarter and the Company has increased its provision for loan losses accordingly. The increase in the provision also reflects the increase in nonaccrual loans and the level of net charge-offs during the period.

     The following table shows the Company's loan loss performance for the periods indicated:

                                                                       Nine months
                                                                       ending
(unaudited)                                                            Sept. 30,      December 31,
(in thousands of dollars)                                              1999           1998
                                                                       ---------      ---------
Loans outstanding at end of period................................     $ 140,633      $ 132,046
Average loans outstanding during the period.......................     $ 129,167      $ 131,495

Allowance for loan losses, beginning of period....................     $   1,814      $   1,970
Loans charged off:
   Commercial.....................................................           767            618
   Real Estate....................................................            42              -
   Consumer.......................................................            32             22
   Credit Cards...................................................            54             87
                                                                       ---------      ---------
     Total loans charged-off......................................           895            727
                                                                       ---------      ---------

Recoveries:
   Commercial.....................................................            94              -
   Real Estate....................................................             -              3
   Consumer.......................................................            16              4
   Credit Cards...................................................             -             10
                                                                       ---------      ---------
     Total recoveries.............................................           110             17
                                                                       ---------      ---------
Provision for loan losses.........................................         1,065            509
                                                                       ---------      ---------

Allowance for loan losses, end of period..........................     $   2,094      $   1,814
                                                                       =========      =========

Ratio of net loans charged-off to average loans outstanding.......          .61%            .54%
Ratio of allowance for loan losses to loans at end of period......         1.49%           1.37%

     Loans

     Total loans outstanding were $140.6 million and $132.0 at September 30, 1999 and December 31, 1998, respectively. Loan commitments were $19.8 million at September 30, 1999 and $24.7 million at December 31, 1998.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                           September 30, 1999                 December 31, 1998
(in thousands of dollars)                          Amount         Percentage           Amount      Percentage
                                                   -------------------------           ----------------------
Commercial .................................       $  109,414            77.5%         $ 103,473          78.1%
Real estate construction....................            3,401             2.4              3,206           2.4
Real estate commercial......................            8,714             6.2              7,026           5.3
Real estate mortgage........................           14,691            10.4             13,774          10.4
Consumer and other..........................            5,007             3.5              5,063           3.8
Contracts purchased.........................                -              -                  45           *
                                                   ----------     -----------          ---------   ------------
                                                      141,227           100.0%           132,587         100.0%
                                                                  ===========                      ============
Deferred loan fees..........................             (594)                              (541)
                                                   ----------                          ---------
     Total loans............................          140,633                            132,046
Allowance for loan losses...................           (2,094)                            (1,814)
                                                   ----------                          ---------
     Total loans, net.......................         $138,539                          $ 130,232
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

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:

(unaudited)                                                            September 30,    December 31,
(in thousands of dollars)                                              1999             1998
                                                                       ---------        ---------
Loans on nonaccrual status                                                 3,003            2,737
Loans past due greater than 90 days but not on nonaccrual status               -                9
Other real estate owned                                                       55              573
Troubled debt restructuring                                                    -                -
                                                                       ---------        ---------
   Total nonperforming assets                                              3,058            3,319
                                                                       =========        =========
Percentage of nonperforming assets to total assets                          1.67%            1.86%

     At September 30, 1999 nonperforming assets were $3.1 million or 1.7% of total assets compared to $3.3 million at September 30, 1998. Nonaccrual loans were $3.0 million at September 30, 1999 and $2.7 million at September 30, 1998. From September 30, 1998 to September 30, 1999, nonaccrual loans increased primarily in commercial loans secured by real estate. BFC accounted for approximately $178,000 of the total nonaccrual loans, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $2.0 million of the remaining non-accrual loans reflect loans primarily secured by real estate. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed in the Loan Losses and Recoveries disclosure. The increase in the provision for loan losses each year is largely reflective of the increases in nonaccrual loans and the level of net charge-offs during the periods. Also contributing is the growth in loans late in the third quarter of 1999. For a more detailed discussion see Loan Losses and Recoveries disclosure.

     Other real estate owned decreased to $55,000 as of September 30, 1999 compared to $573,000 at September 30, 1998, as a result of the sale of properties classified as other real estate owned.

Liquidity

     Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of September 30, 1999, approximately $5.0 million of the securities portfolio matures within one year.

     Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of the Bank's assets. Advances from the FHLB have terms ranging from 1 through 15 years and at September 30, 1999 bear interest at rates from 5.67% to 8.80%. At September 30, 1999, $26.3 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $18.1 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

     The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At September 30, 1999, the Company's ratios were 19.62% and 20.87%, respectively. At December 31, 1998, the company's ratios were 22.21% and 23.46%, respectively. The ratio of Tier 1 capital to average assets was 16.00% and 15.81% at September 30, 1999 and December 31, 1998, respectively.

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

AWARENESS

     The Company's senior management participates on the committee as well as a representative from each critical area of the Bank. The board of directors is updated on the progress of the plan on a monthly basis. The awareness phase has been completed but will continue to be an on going effort in regards to educating customers and keeping abreast of all new Y2K issues. The Bank has implemented several awareness programs for customers and has sponsored Year 2000 seminars for its larger business customers.

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

IMPLEMENTATION

     Any system found to be not in compliance with the Year 2000 date change has been brought to the attention of senior management and has been upgraded or replaced. The systems that have been identified are included in the Company's Year 2000 budget. A budget has been approved and the costs to address the Year 2000 issues at this time are estimated to be $268,000. The Year 2000 related costs incurred by the Company to date are approximately $226,000.

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

                           Part II. Other Information
Item 2

Changes in Securities and Use of Proceeds

     On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $472,000 net proceeds were $14.9 million. Of these proceeds $1.1 million has been used to repay long-term debt and a subordinated note and $1.8 million was used to acquire BFC as described below. In addition, $1.8 million was used to acquire Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington as described below and the remainder is being used for working capital. The managing underwriters were Black & Company, Inc. and Pacific Crest Securities, Inc.

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

     On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $1.26 million in cash and common stock may be issued under the terms of a three-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage will operate as a division of Cowlitz Bank and serves customers throughout the greater Bellevue/Seattle market area.

     On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $675,000. Remaining payments of approximately $180,000 in cash may be paid under the terms of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue will join together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

     On September 1, 1999, the Company acquired Bay Escrow, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $125,000. Bay Escrow will operate as a division of Cowlitz Bank and will complete escrow transactions for Bay Mortgage.

Item 5

Other Information

     On September 14, 1999, the Company announced a definitive agreement to acquire Northern Bank of Commerce "NBOC". The acquisition will be accounted for using the purchase method, including cash and stock. Under the terms of the definitive agreement the shareholders of NBOC will receive up to .82584 shares of the Company's stock and $1.63 in cash for each share of NBOC stock. The amount of stock merger consideration may be reduced if NBOC's shareholders' equity does not meet specified thresholds immediately prior to closing. The cash portion of the merger consideration will be deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a two year period following the merger. NBOC will operate as a branch of the Bank under the name Northern Bank of Commerce. The transaction is expected to close during the first quarter of 2000.

Item 6

(a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.

(b) On September 17, 1999, the Company filed form 8-K containing item 7 (Exhibits).

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Cowlitz Bancorporation
                                (Registrant)


                                 /s/ Charles W. Jarrett
Dated:                          -------------------------------------
                                Charles W. Jarrett
                                President and Chief Operating Officer

                                 /s/ Donna P. Gardner
Dated:                          ----------------------------------
                                Donna P. Gardner
                                Vice-President/Secretary-Treasurer

                                  Exhibit Index

Exhibit No.


2 Agreement and Plan of Merger by and among the Registrant, Cowlitz Bank and Northern Bank of Commerce, dated September 14, 1999

3.1*     Restated and Amended Articles of Incorporation of the Company

3.2*     Bylaws of the Company

27       Financial Data Schedule

99 Stock Option Agreement between the Registrant and Northern Bank, dated September 14,1999

         *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355