Form 10-K405
period 1999-12-31
COWLITZ BANCORPORATION
filed 2000-03-29
CIK 894267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                             COMMISSION FILE NUMBER

                                    0-23881

                            ------------------------

                             COWLITZ BANCORPORATION

             (Exact name of registrant as specified in its charter)

              WASHINGTON                                    91-152984
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

                            ------------------------

                 927 COMMERCE AVE., LONGVIEW, WASHINGTON 98632
              (Address of principal executive offices) (Zip Code)

                            ------------------------

                                 (360) 423-9800
              (Registrant's telephone number, including area code)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

                            ------------------------

           Securities registered pursuant to Section 12(g) of the Act
                           Common Stock, No par value
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form of this form 10-K. /X/

    The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 29, 2000, was $ 13,932,170.

    Common Stock, no par value on February 29, 2000: 4,026,732

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrants proxy statement dated April 13, 2000, for the 2000 annual meeting of shareholders is incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
Part I
  Item 1.   Business....................................................      3
  Item 2.   Properties..................................................     11
  Item 3.   Legal Proceedings...........................................     11
  Item 4.   Submission of matters to vote of securities holders.........     11

Part II
  Item 5.   Market price and dividends on registrant's common equity and
              related stockholder matters...............................     12
  Item 6.   Selected Financial Data.....................................     13
  Item 7.   Management's discussion and analysis of financial condition
              and results of operations.................................     14
  Item 8.   Financial statements and supplementary data.................     31
  Item 9.   Changes in and disagreements with accountants on accounting
              and financial disclosure..................................     56

Part III
  Item 10.  Director and executive officers of the registrant...........     56
  Item 11.  Executive compensation......................................     56
  Item 12.  Security ownership of certain beneficial owners and
              management................................................     56
  Item 13.  Certain relationships and related transactions..............     56

Part IV
  Item 14.  Exhibits, financial statement schedules, and reports on form
              8-K.......................................................     56

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank, a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington.

    The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals and retail customers. Cowlitz Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, mortgage origination and trust services. Cowlitz Bank has also developed relationships with a securities brokerage firm and insurance agency with an estate planner to provide its customers access to a variety of financial services, which are generally not available in community banks.

    The Company's goal is to expand its position as a leading community based provider of financial services in Cowlitz County and to become one of the leading community based providers of financial services in other selected areas of Washington and Oregon. In accordance with this strategy, during 1999 the Company commenced operations in the Seattle, Washington area through the acquisition of Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington and Bay Escrow of Seattle, Washington. The Company also expanded its operation in the Seattle/Bellevue area with the September 1999 opening of a DE NOVO branch of Cowlitz Bank in Bellevue, Washington, doing business as Bay Bank. During 1998, the Company acquired Business Finance Corporation which provides asset-based lending services to companies throughout the western United States. In addition to these acquisitions, the Company has expanded by opening a loan office in Vancouver, Washington. The Company's growth strategy is based on providing both exceptional personal service and a wide range of financial services to its customers including: emphasizing personal service and developing strong community ties, providing a broad range of financial products and services, increasing business volume in existing markets, and continuing to explore opportunities for regional expansion through acquisitions.

PRODUCTS AND SERVICES

    The Company offers a broad portfolio of products and services tailored to meet the financial needs of targeted customers in its market areas. It believes this portfolio is generally competitive with the products and services of its competitors, including major regional and national banks. These products and services include:

    DEPOSIT PRODUCTS. The Company provides a range of deposit products for customers, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its cost of funds.

    LOAN PRODUCTS. The Company offers a broad range of loan products to its retail and business customers. The Company maintains loan underwriting standards with written loan policies, conservative individual and branch limits and reviews by the loan committee. Further, in the case of particularly large loan commitments or loan participations, loans are reviewed by the Company's board of directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

    COMMERCIAL LOANS. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include equipment and inventory financing, operating lines of credit and accounts receivable financing. For regulatory purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages and trust deeds on real property, although the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and inventory or other working capital needs. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans secured by real property are limited to 70% of the value of the collateral. In some cases, the Company may require personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by its single borrower lending limits imposed by law. See "Risk Factors" for further discussion. The Company also offers asset-based lending through its subsidiary Business Finance Corporation. These loans tend to have higher credit risk, but provide a higher rate of return than the Company's core commercial portfolio.

    REAL ESTATE LOANS. Real estate loans are available for construction, purchasing and refinancing residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property.

    The Company provides customers access to long-term conventional real estate loans through Cowlitz Bank's Cowlitz Mortgage and Bay Mortgage divisions. These divisions specialize in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction and bridge loans.

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

    OTHER BANKING PRODUCTS AND SERVICES. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a debit card program, automated teller machines located at five branch locations and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours or leave a message after normal banking hours. The Company does not currently charge fees for any of these services. The Company provides drive-through facilities at four of its branches.

    TRUST SERVICES. The Company has established a trust department, which is the only one located in Cowlitz County. The trust department provides trust services to individuals, partnerships, corporations and institutions and acts as fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Company believes this service has attracted additional customers to Cowlitz Bank, and helps provide local access to these services which were previously sought at out of area financial institutions.

    OTHER FINANCIAL SERVICES. The Company believes that providing its customers a full range of financial services is an important element of its strategy to attract and retain customers. To this end, the Company has entered into lease arrangements with Raymond James Financial Services, Inc., a securities broker, and Commerce Business & Estate Planning Services, Inc., an insurance agency. Each of these organizations maintains an office on the main floor of the Cowlitz Financial Center, where the main office of the Company is located and has access to space in the Company's other branches. Representatives of these companies meet with clients at each of Cowlitz Bank's Cowlitz County branches, thereby making these services available to all of these customers. The Company has no financial interest in either of these companies. The Company believes that by making available through these relationships, brokerage and insurance services, it can increase foot traffic through its branches and market more extensively its full line of core banking products and services.

ACQUISITIONS

    On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $840,000 in cash and common stock may be issued under the terms of a two-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage will operate as a division of Cowlitz Bank and serves customers throughout the greater Bellevue/Seattle market areas.

    On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $697,000. Remaining payments of approximately $180,000 in cash may be paid under the terms of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

    On September 1, 1999, the Company acquired Bay Escrow, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $164,000. Bay escrow operates as a separate division of Cowlitz Bank and completes escrow transactions for Bay Mortgage.

MARKET AREAS

    The Company's primary market areas from which it accepts deposits and makes loans is Cowlitz County, Washington, King County, Washington and the surrounding counties in Washington and northwest Oregon. As a community bank, Cowlitz Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. BFC provides assets-based lending services throughout the western United States.

EMPLOYEES

    As of December 31, 1999, the Company employed a total of 169 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

RISK FACTORS

    EXPOSURE TO LOCAL ECONOMY

    The Company's performance is materially dependent upon and sensitive to the economy of its market area consisting primarily of Cowlitz County, the greater Seattle area and the surrounding areas in Washington and northwest Oregon. Adverse economic developments may affect loan demand and the collectibility of existing loans, and have a negative effect on the Company's earnings and financial condition. Historically, the economy of Cowlitz County depended primarily on the forest products industry. Particularly in the 1980's, this market area experienced high unemployment as a result of the reduction in forest products manufacturing jobs. While the forest products industry is still the leading employer in Cowlitz County, the economy is becoming more diverse as manufacturers enter the region. Subsequent developments have reduced the dependence of the local economy on forest products manufacturing and have increased the number of non-manufacturing jobs. There can be no assurance that future economic changes will not have significant adverse effect on the Company.

    CREDIT RISK

    The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and most loans are secured by collateral, a downturn in the economy or the real estate market or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. The Company's targeted customers are small to medium size business, professionals and retail customers that may have limited capital resources to repay loans during an economic downturn.

    INTEREST RATE RISK

    The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset and liability. Although the Company strives to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. Further, an unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

    REGULATION

    The Company is subject to extensive regulations under federal and state laws. These laws and regulations are intended primarily to protect depositors and the deposit insurance fund, rather than shareholders. Cowlitz Bank is a state chartered commercial bank which is not a member of the Federal Reserve System and is subject to primary regulation and supervision by the Director of Financial Institutions of the State of Washington (the "Washington Director") and by the Federal Deposit Insurance Corporation (the "FDIC"), which also insures bank deposits. The Company is also subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Federal and state regulations place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although the Company has been able to compete effectively in its market area in the past, there can be no assurance that it will be able to continue to do so. Further, future changes in federal and state banking regulations could adversely affect the Company's operating results and ability to continue to compete effectively. See "Regulation and Supervision."

    COMPETITION

    Competition in the banking industry has intensified for deposits and loans over the last few years. Competition from outside the traditional banking system from credit unions, investment banking firms, insurance companies and related industries offering bank-like products has increased the competition for deposits and loans.

    The banking industry in the market areas is generally characterized by well established large banks. There are also thrift institutions, other community banks and credit unions within the market areas that are very competitive in the deposit and consumer lending areas.

    The major competition for commercial banking services in Cowlitz County comes from U.S. Bank, Key Bank, Bank of America and Columbia State Bank. None of these competitors are headquartered in Cowlitz County and many have relocated key functions (e.g., loan decisions) into regional offices outside of the area. In the Company's greater Seattle market area, the main source of competition is U.S. Bank, Key Bank, Bank of America, Wells Fargo, Washington Mutual, Evergreen State Bank, Western Bank, Columbia Bank, and other community banks and mortgage companies located in the greater Seattle/Bellevue area.

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

    In competing for deposits, the Company is subject to certain limitations not applicable to nonbank financial institution competitors. Previous laws limiting the deposit instruments and lending activities of savings and loan associations have been substantially eliminated, thus increasing the competition from these institutions. In the Company's Cowlitz County market area the main source of competition for deposits is major credit unions such as Fibre Federal Credit Union and Weyehaeuser Employees Credit Union.

REGULATION AND SUPERVISION

    The Company and Cowlitz Bank are subject to extensive regulation under federal and state laws. The laws, together with the regulations promulgated under them, significantly affect respective activities of the Company and Cowlitz Bank and the competitive environment in which they operate. The laws and regulations are primarily intended to protect depositors and the deposit insurance fund, rather than shareholders.

    The description herein of the laws and regulations applicable to the Company and Cowlitz Bank, does not purport to be a complete description of the laws and regulations mentioned herein or of all such laws and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and Cowlitz Bank. The operations of the Company and Cowlitz Bank may be affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings.

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

    CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES. The Federal Reserve is the federal regulatory and examining authority for bank holding companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. These guidelines are similar to, although not identical with, the guidelines applicable to banks. See "Bank Capital Requirements." At
December 31, 1999, the Company's Tier 1 leverage capital ratio was 13.89%, its Tier 1 risk-based capital ratio was 17.51% and its total risk-based capital ratio was 18.76%.

    BANK REGULATION. Cowlitz Bank is organized under the laws of the State of Washington and is subject to the supervision of the Department of Financial Institutions ("DFI"), whose examiners conduct periodic examinations of state banks. Cowlitz Bank is not a member of the Federal Reserve System, so its principal federal regulator is the FDIC, which also conducts periodic examinations of Cowlitz Bank. Cowlitz Bank's deposits are insured, to the maximum extent permitted by law, by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the Federal Deposit Insurance Corporation's ("FDIC") rules and regulations respecting the insurance of deposits. See "Deposit Insurance."

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

    BANK CAPITAL REQUIREMENTS. The FDIC has adopted risk-based capital ratio guidelines to which Cowlitz Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

    In addition, the FDIC has established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of not less than 4%.

    Certain regulatory capital ratios for the Company and Cowlitz Bank at December 31, 1999 are set forth below:

                                                              COMPANY      BANK
                                                              --------   --------
Tier 1 Capital to Risk-Weighted Assets......................   17.51%     10.71%
Total-Risk Based Capital to Risk-Weighted Assets............   18.76%     11.96%
Tier 1 Leverage Ratio.......................................   13.89%      8.58%

    DIVIDENDS. The principal source of the Company's cash revenues is dividends from Cowlitz Bank. Under Washington law, Cowlitz Bank may not pay dividends in an amount greater than its retained earnings as determined by generally accepted accounting principles. In addition, the DFI has the authority to require a state-chartered bank to suspend payment of dividends. The FDIC has the authority to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank or if it would cause a bank to become undercapitalized.

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

    The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total, risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Cowlitz Bank currently exceeds all of the ratios.

    FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.

    The Federal Reserve Board classifies a bank holding company as "well capitalized" if it has a total, risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater. The Company currently exceeds all of these ratios.

    DEPOSIT INSURANCE. Cowlitz Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, Cowlitz Bank is required to pay deposit insurance premiums to BIF.

    FDICIA required the FDIC to issue regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Cowlitz Bank is currently in the class of the highest rated institutions and, accordingly, pays the no assessment for deposit insurance in 1999. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is 2.12 cents per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

    GRAMM-LEACH-BLILEY ACT. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"), which significantly reforms various aspects of the financial services business. Among the provisions in the GLB Act are those which:

    - establish a new framework under which bank holding companies and banks can own securities firms, insurance companies and other financial companies;

    - provide consumers with new protections regarding the transfer and use of their nonpublic personal information by financial institutions; and

    - change the Federal Home Loan Bank ("FHLB") system in numerous ways including a change in the manner of calculating the Resolution Funding Corporation obligations payable by the FHLBs and a broadening of the purposes for which FHLB advances may be used.

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

    The Company's most recent rating under CRA is "outstanding." This rating reflects the Company's commitment to meeting the credit needs of the communities it serves. No assurance can be given, however, that the Company will be able to maintain an "outstanding" rating under the new regulations in the future.

    ADDITIONAL MATTERS. In addition to the matters discussed above, the Company and Cowlitz Bank are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

    The earnings of financial institutions, including the Company and Cowlitz Bank, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

    Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Washington Legislature and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and Cowlitz Bank in particular would be affected thereby.

2.  PROPERTIES

    The Company owns its main office space at the Cowlitz Financial Center. Cowlitz Bank occupies approximately 27,500 square feet of this facility. The Company leases space in the Cowlitz Financial Center to Raymond James Financial Services, Inc. and to Commerce Business & Estate Service, Inc., both of which provide services to Cowlitz Bank's customers. The Company owns branches in Kelso and Kalama and leases facilities for branches in the Triangle Mall in Longview, Castle Rock, Bellevue,

Seattle, and Vancouver. Five of these offices have automated teller machines and four provide drive-up services. Business Finance Corporation leases its facilities in Bellevue, Washington.

COWLITZ BANCORPORATION
COWLITZ FINANCIAL CENTER
927 Commerce Ave.
Longview, Wa 98632
(360) 423-9800

COWLITZ BANK               COWLITZ BANK
KALAMA BRANCH              CASTLE ROCK BRANCH                  BAY BANK BRANCH
195 N. 1(st) St.           202 Cowlitz St. W.                  10500 NE 8(th) Street, STE
Kalama, Wa 98625           Castle Rock, Wa 98611               1750
(360) 673-2226             (360) 274-6685                      Bellevue, Wa 98004
                                                               (425) 452-1543

COWLITZ BANK
TRIANGLE MALL BRANCH       BUSINESS FINANCE CORPORATION        BAY MORTGAGE--BELLEVUE
800 Triangle Mall          1404 140(th) N.E. Pl., STE 103      10500 NE 8(th) Street, STE
Longview, Wa 98632         Bellevue, Wa 98007                  1550 Bellevue, Wa 98004
(360) 577-6067             (425) 649-0258                      (425) 635-5151

COWLITZ BANK
KELSO BRANCH               BAY MORTGAGE--SEATTLE               BAY ESCROW--BELLEVUE
1000 South 13(th)          2825 Eastlake E., STE 300           10500 NE 8(th) Street, STE
Kelso, Wa 98626            Seattle, Wa 98102 (206) 324-7777    1550
(360) 423-7800                                                 Bellevue, Wa 98004
                                                               (425) 635-5151

BAY ESCROW--SEATTLE        COWLITZ MORTGAGE--VANCOUVER         COWLITZ MORTGAGE--LONGVIEW
2825 Eastlake E., STE 300  12306 SE Mill Plain Blvd., STE 105  800 Triangle Shopping Center
Seattle, Wa 98102          Vancouver, Wa 98684                 Longview, Wa 98632
(206) 324-7787             (360) 944-9431                      (360) 577-6232

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

    None

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

                                                               1999                                  1998
                                                -----------------------------------   -----------------------------------
                                                   MARKET PRICE                          MARKET PRICE
                                                -------------------   CASH DIVIDEND   -------------------   CASH DIVIDEND
                                                  HIGH       LOW        DECLARED        HIGH       LOW        DECLARED
                                                --------   --------   -------------   --------   --------   -------------
1(st) Quarter*................................    8.00       6.44          .015        13.19      12.00          .013
2(nd) Quarter.................................    7.13       6.00          .018        14.13      11.88          .015
3(rd) Quarter.................................    7.00       5.13          .018        12.13       7.75          .015
4(th) Quarter.................................    6.50       4.88          .018         9.00       7.25          .015

------------------------

*   First day of trading was March 12, 1998

    As of February 29, 2000 there were 4,026,732 shares of common stock outstanding, held by approximately 328 shareholders.

CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 12, 1998, the Company completed an initial public offering issuing a total of 1,380,000 shares of common stock at $12.00 per share. After underwriting discounts of $1.2 million and other offering expenses of $472,000 net proceeds were $14.9 million. Of these proceeds $1.1 million has been used to repay long-term debt and a subordinated note and $1.8 million was used to acquire BFC as described below. In addition, $1.9 million was used to acquire Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington as described below and the remainder is being used for working capital. The managing underwriters were Black & Company, Inc. and Pacific Crest Securities, Inc.

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

    On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $840,000 million in cash and common stock may be issued under the terms of a two-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage operates as a division of Cowlitz Bank and serves customers throughout the greater Bellevue/Seattle market area.

    On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $697,000. Remaining payments of approximately $180,000 in cash may be paid under the terms of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

    On September 1, 1999, the Company acquired Bay Escrow, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $164,000. Bay Escrow operates as a division of Cowlitz Bank and completes escrow transactions for Bay Mortgage.

    The remainder of these proceeds have been used as working capital and to decrease the reliance on FHLB borrowings.

ITEM 6. SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                                1999         1998         1997         1996         1995
                                             ----------   ----------   ----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Interest income............................  $   16,719   $   15,838   $   15,032   $   13,633   $   10,644
Interest expense...........................       5,248        5,973        6,889        6,174        4,548
                                             ----------   ----------   ----------   ----------   ----------
Net interest income........................      11,471        9,865        8,143        7,459        6,096
Provision for loan loss....................       1,349          509          375          281          694
                                             ----------   ----------   ----------   ----------   ----------
Net interest income after provision for
  loan loss................................      10,122        9,356        7,768        7,178        5,402
Non-interest income........................       1,825          978          749          296          877
Non-interest expense.......................      10,871        6,927        5,284        3,682        3,093
                                             ----------   ----------   ----------   ----------   ----------
Income before provision for income taxes...       1,076        3,407        3,233        3,792        3,186
Provision for income taxes.................         420        1,181        1,109        1,295        1,088
                                             ----------   ----------   ----------   ----------   ----------
Net income.................................  $      656   $    2,226   $    2,124   $    2,497   $    2,098
                                             ==========   ==========   ==========   ==========   ==========
DIVIDENDS
Cash.......................................         281          212          126          101           80
Ratio of dividends to net income...........       42.84%        9.52%        5.93%        4.04%        3.81%
PER SHARE DATA
Diluted earnings per share.................  $     0.16   $     0.57   $     0.78   $     0.97   $     0.83
Cash dividends per common share............  $     0.07   $     0.06   $     0.05   $     0.04   $     0.03
Weighted average shares outstanding........   4,054,657    3,715,901    2,601,650    2,586,711    2,514,769
BALANCE SHEET DATA (AT PERIOD END)
Investment securities......................  $   12,991   $   11,530   $    8,481   $    5,391   $    3,263
Trading assets.............................          --           --           --           --        2,016
Loans, net.................................     147,105      129,160      129,993      124,657      105,900
Total assets...............................     198,495      178,345      173,293      159,157      131,348
Total deposits.............................     137,607      122,361      136,209      123,297      106,371
Total short-term borrowings................       3,825        2,275          725          550        2,625
Total long-term borrowings.................      24,281       21,799       21,900       22,842       12,393
Total shareholders' equity.................      31,490       30,920       13,887       11,813        9,391
SELECTED RATIOS
Return on average total assets.............        0.37%        1.24%        1.28%        1.75%        1.90%
Return on average shareholders' equity.....        2.08%        8.34%       16.65%       23.93%       26.06%
Net interest margin........................        7.22%        6.08%        5.33%        5.56%        5.91%
Efficiency ratio (1).......................       81.76%       63.89%       59.42%       47.48%       44.36%
ASSET QUALITY RATIOS
Allowance for loan losses to:
  Ending total loans.......................        1.53%        1.39%        1.49%        1.50%        1.64%
  Nonperforming assets (2).................       76.88%       54.66%       81.51%      328.82%      540.80%
Nonperforming assets to ending total
  assets...................................        1.49%        1.86%        1.39%        0.36%        0.25%
Net loan charge-offs to average loans......        0.67%        0.54%        0.23%        0.13%        0.09%
CAPITAL RATIOS
Average shareholders' equity to
  Average assets...........................       17.69%       14.93%        7.69%        7.31%        7.30%
  Tier 1 capital ratio (3).................       17.51%       22.21%        9.61%       10.11%        9.86%
  Total risk based capital ratio (4).......       18.76%       23.46%       11.34%       11.88%       11.96%

--------------------------

(1) Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.

(2) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and other real estate owned.

(3) Tier 1 capital divided by risk-weighted assets.

(4) Total risk-based capital divided by risk-weighted assets.

ITEM 7

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

INTRODUCTION

    The Company has recently undertaken significant business changes to strengthen its position as a leading provider of financial services in Cowlitz County and to expand its services throughout western Washington. Beginning in November 1996, the Company expanded its operating base by opening a branch in Kelso, Washington. In July 1997, the Company acquired three Wells Fargo Bank branches, located in Castle Rock, Kalama, and Longview, Washington (the "Branch Acquisition"). In this acquisition, the Company acquired branch sites, retained the existing employees and assumed approximately $25.2 million in deposit liabilities, but did not acquire any loans or other revenue producing assets. During 1997, the Company established a trust department at its main office in Longview. In March 1998, the Company completed an initial public offering and in September 1998, the Company acquired Business Finance Corporation ("BFC") of Bellevue, Washington which provides asset-based lending services to companies throughout the western United States.

    During 1999, the Company has continued to expand its business operations. Beginning in February 1999, the Company opened a loan office in Vancouver, Washington. In July and August 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington, both of which are residential mortgage companies located in the greater Seattle area. In September 1999, Cowlitz Bank opened a DE NOVO branch in Bellevue doing business as Bay Bank and acquired Bay Escrow of Seattle, Washington. The addition of these new divisions has increased the Company's interest yields on earning assets, although this increase in income has been offset by the initial cost of this expansion.

    Net income has declined in 1999, primarily as a result of increases in the provision for loan losses and noninterest expense. During the first quarter of 1999, the Company determined that approximately $348,000 in receivables purchased by Business Finance Corporation subsidiary was not collectible. These receivables have been charged off and the Company has increased its provision for loan losses accordingly. The increase in the provision also reflects the increase in average nonaccrual loans and the level of net charge offs. Noninterest expense has increased as a result of staffing costs and other operating expenses such as occupancy expense and amortization of intangible assets, related to the Company's recent expansion.

    Offsetting these items was an increase in net interest income. Cowlitz Bank has made a strategic decision to lower its cost of funds by not aggressively repricing out of area certificates of deposit as they matured. The Company's average cost of funds has declined to 3.61% for the year ended December 31, 1999 compared to 3.95% and 4.52% during the same periods in 1998 and 1997. Although higher yielding loans increased at December 31, 1999 from December 31, 1998, average earning assets declined due to a decrease in excess funds invested at FHLB.

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

    Net interest income for the year ended December 31, 1999 was $11.5 million an increase of 16.3% from $9.9 million in 1998, which was $1.7 million higher than 1997. Total interest earning assets averaged $158.9 million for the year ended December 31, 1999, compared to $162.2 million and $152.9 million for the corresponding periods in 1998 and 1997, respectively. Average earning assets declined from December 31, 1998 to December 31, 1999 as the excess funds invested at the FHLB have decreased, due to the Company's decision to reduce its higher rate, out of state certificates of deposit in the first eight months of 1999 and to use its cash to pay for acquisitions during the third quarter of 1999. The increase in average earning assets between 1998 and 1997 was attributable to an increase in taxable securities and interest earning balances due from banks after the Company's IPO in March of 1998, as well as the increase in loans after the Company's acquisition of BFC. The overall tax-equivalent yield on interest earning assets was 10.52% in 1999, compared to 9.77% in 1998 and 9.83% in 1997. The increase in the yield in 1999 was a result of investing funds in higher yielding loans at BFC, the Bank's mortgage division, and the new branch in Bellevue, Washington. The yield on interest-earning assets decreased in 1998 when compared to 1997 due primarily to lower yields received on securities.

    Interest expense as a percentage of earning assets decreased to 3.30% in 1999, compared to 3.68% in 1998 and 4.51% in 1997. The average cost of interest bearing liabilities also declined to 4.50% in 1999 compared to 4.87% in 1998 and 5.26% in 1997. This decline is primarily reflective of lower rates paid on money market, super now accounts, and certificates of deposit during 1999. The Company's net interest spread was 6.02% in 1999, 4.90% in 1998, and 4.57% in 1997. The increase from year to year was primarily a result of higher yields received on interest earning assets and lower yields paid on certificates of deposit and saving and interest bearing demand deposits. Local competitive pricing conditions and funding needs for the Company's investments and loans were the primary determinants of rates paid for deposits during 1999, 1998 and 1997.

    AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID. The following table sets forth, for the periods indicated, information with regard to (i) average balances of assets and liabilities, (ii) the total dollar amount of interest income on interest earning assets and interest expense on interest bearing liabilities, (iii) resulting yields or costs, (iv) net interest income and
(v) net interest spread. Nonaccrual loans have been included in the table as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

                                                      YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------
                                             1999                                1998
                               ---------------------------------   ---------------------------------
                                 AVERAGE     INTEREST                AVERAGE     INTEREST
                               OUTSTANDING   EARNED/     YIELD/    OUTSTANDING   EARNED/     YIELD/
                                 BALANCE       PAID       RATE       BALANCE       PAID       RATE
                               -----------   --------   --------   -----------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Loans........................   $134,017     $15,344     11.45%     $131,495     $14,043     10.68%
Taxable securities...........     15,205         902      5.93%       15,071         955      6.34%
Nontaxable securities (1)....        200          11      5.50%           81           4      4.94%
Federal funds sold...........          6          --      0.00%           --          --      0.00%
Interest earning balances due
  from banks.................      9,514         465      4.89%       15,512         837      5.40%
                                --------     -------     ------     --------     -------     ------
Total interest earning
  assets.....................    158,942      16,722     10.52%      162,159      15,839      9.77%
Cash and due from banks......      8,792                               8,528
Premises and equipment,
  net........................      5,953                               5,846
Allowance for loan losses....     (1,996)                             (1,930)
Net intangibles..............      3,911                               2,171
Other assets.................      2,055                               2,045
                                --------                            --------
    Total assets.............   $177,657                            $178,819
                                ========                            ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Savings and interest-bearing
  demand deposits............   $ 49,128     $ 1,469      2.99%     $ 46,291     $ 1,426      3.08%
Certificates of deposit......     43,299       2,332      5.39%       52,682       3,048      5.79%
Long-term borrowings.........     22,067       1,350      6.12%       21,755       1,409      6.48%
Short-term borrowings........      2,117          97      4.58%        1,865          90      4.83%
                                --------     -------     ------     --------     -------     ------
Total interest bearing
  liabilities................    116,611       5,248      4.50%     $122,593       5,973      4.87%
Non-interest bearing
  deposits...................     28,602                              28,672
Other liabilities............      1,024                                 851
                                --------                            --------
Total liabilities............    146,237                             152,116
Shareholders' equity.........     31,420                              26,703
                                --------                            --------
Total liabilities and
  Shareholders' equity.......   $177,657                            $178,819
                                ========                            ========
Net interest income..........                $11,474                             $ 9,866
                                             =======                             =======
Net interest spread..........                             6.02%                               4.90%
Average yield on earning
  assets.....................                            10.52%                               9.77%
Interest expense to earning
  assets.....................                             3.30%                               3.68%
Net interest income to
  earning assets.............                             7.22%                               6.08%

                                    YEAR ENDED DECEMBER 31,
                               ---------------------------------
                                             1997
                               ---------------------------------
                                 AVERAGE     INTEREST
                               OUTSTANDING   EARNED/     YIELD/
                                 BALANCE       PAID       RATE
                               -----------   --------   --------
                                    (DOLLARS IN THOUSANDS)
ASSETS:
Loans........................   $130,362     $13,700     10.51%
Taxable securities...........     10,261         667      6.50%
Nontaxable securities (1)....         --          --      0.00%
Federal funds sold...........         --          --      0.00%
Interest earning balances due
  from banks.................     12,259         665      5.42%
                                --------     -------     ------
Total interest earning
  assets.....................    152,882      15,032      9.83%
Cash and due from banks......      7,553
Premises and equipment,
  net........................      5,064
Allowance for loan losses....     (1,935)
Net intangibles..............        580
Other assets.................      1,846
                                --------
    Total assets.............   $165,990
                                ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Savings and interest-bearing
  demand deposits............   $ 37,568     $ 1,199      3.19%
Certificates of deposit......     70,641       4,246      6.01%
Long-term borrowings.........     21,773       1,401      6.43%
Short-term borrowings........        955          43      4.50%
                                --------     -------     ------
Total interest bearing
  liabilities................    130,937       6,889      5.26%
Non-interest bearing
  deposits...................     21,621
Other liabilities............        675
                                --------
Total liabilities............    153,233
Shareholders' equity.........     12,757
                                --------
Total liabilities and
  Shareholders' equity.......   $165,990
                                ========
Net interest income..........                $ 8,143
                                             =======
Net interest spread..........                             4.57%
Average yield on earning
  assets.....................                             9.83%
Interest expense to earning
  assets.....................                             4.51%
Net interest income to
  earning assets.............                             5.33%

------------------------------

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

    ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL. The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variance have been allocated to volume changes:

                                                                YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------
                                               1999 VERSUS 1998                              1998 VERSUS 1997
                                     -------------------------------------              --------------------------
                                          INCREASE                                INCREASE
                                         (DECREASE)                              (DECREASE)
                                           DUE TO                                  DUE TO
                                     -------------------   TOTAL INCREASE/   -------------------   TOTAL INCREASE/
                                      VOLUME      RATE       (DECREASE)       VOLUME      RATE       (DECREASE)
                                     --------   --------   ---------------   --------   --------   ---------------
                                                                (DOLLARS IN THOUSANDS)
Interest income:
  Interest earning balances due
    From banks.....................   $(293)     $  (79)        $ (372)      $   174     $  (2)        $   172
Investment security income:
  Taxable securities...............       9         (62)           (53)          304       (16)            288
  Nontaxable securities............       7          --              7             4        --               4
  Loans, including fees on loans...     288       1,013          1,301           121       222             343
                                      -----      ------         ------       -------     -----         -------
      Total interest income........      11         872            883           603       204             807
                                      -----      ------         ------       -------     -----         -------
Interest expense:
  Savings and interest bearing
    Demand.........................      84         (42)            42           268       (41)            227
  Certificates of deposit..........    (505)       (211)          (716)       (1,043)     (155)         (1,198)
  Short-term borrowings............      12          (5)             7            44         3              47
  Long-term borrowings.............      20         (78)           (58)           (3)       11               8
                                      -----      ------         ------       -------     -----         -------
      Total interest expense.......    (389)       (336)          (725)         (734)     (182)           (916)
                                      -----      ------         ------       -------     -----         -------
Net interest spread................   $ 400      $1,208         $1,608       $ 1,337     $ 385         $ 1,723
                                      =====      ======         ======       =======     =====         =======

NON-INTEREST INCOME

    Non-interest income consists of the following components:

    NON-INTEREST INCOME

                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Service charge on deposit accounts.....................   $  698      $656       $563
Gains on loans sold....................................      509        --         --
Fiduciary income.......................................      151        57         --
Credit Card income.....................................      136       114        100
Escrow fees............................................      105        --         --
Underwriting fees......................................       79        --         --
ATM income.............................................       54        40         13
Safe deposit box fees..................................       32        30         15
Other miscellaneous fees and income....................       61        81         58
                                                          ------      ----       ----
Total non-interest income..............................   $1,825      $978       $749
                                                          ======      ====       ====

    Total non-interest income has increased year to year to $1.8 million for 1999, from $978,000 for 1998 and $749,000 for 1997. Service charges on deposit accounts increased to $698,000 in 1999 from $656,000 in 1998 due to an increase of $49,000 in NSF and overdrafts fees collected, and $563,000 in 1997 primarily because of the increase in deposits from the Branch Acquisition in July 1997. ATM income has continued to increase after the Branch Acquisition in 1997 and as the customers have become accustomed to using these services. The opening of the trust department added $151,000 and $57,000 in non-interest income during 1999 and 1998, respectively. Also adding to the increase in non-interest income were gains on loans sold of $509,000, underwriting fees of $79,000 and escrow fees of $105,000 in 1999. These fees were related to the expansion of the mortgage division and the acquisition of Bay Mortgage and Bay Escrow during 1999.

NON-INTEREST EXPENSE

    Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premiums, professional fees, and other non-interest expenses. Non-interest expenses increased 56.9% to $10.9 million for the year ended December 31, 1999 compared to $6.9 million for the year ended December 31, 1998, which was an increase of 31.1% compared to $5.3 million for the year ended December 31, 1997. As discussed below, the primary reasons for these increases were increased staffing costs, as well as an increase in other operating expense such as occupancy expense and amortization of the deposit premium from the Branch Acquisition in July 1997 and the intangible asset amortization from the acquisition of BFC in September 1998, Bay Mortgage of Bellevue in July 1999, Bay Mortgage of Seattle in August 1999, and Bay Escrow in September 1999.

    A measure of the Company's ability to contain non-interest expenses is the efficiency ratio. This statistic is derived by dividing total non-interest expenses by total net interest income and non-interest income. The Company's efficiency ratio increased to 81.76% for the year ended December 31, 1999 compared to 63.89% for the corresponding period in 1998 and 59.42% for the year ended December 31, 1997, largely as a result of the Company's expansion activities during these periods.

    Salaries and benefits expense of $6.1 million in 1999 represented an increase of $2.3 million or 61.3% from $3.8 million reported in 1998 which was $997,000 or 35.9% higher than the $2.8 million reported in 1997. The increase from 1998 to 1999 reflects the addition of 59 employees after the Company's recent acquisitions and 5 employees due to growth in the Company's business. During 1998, the salary and benefit expense includes the addition of approximately 22 employees from the branches for a twelve-month period. All of these employees were with the Company at both December 31, 1997 and December 31, 1998, but only received five and one-half months salary from the Company in 1997. Also contributing to the increases in both years were ordinary increases in salary for existing employees generally ranging from three to six percent a year. At December 31, 1999, the Company had 169 full-time equivalent employees compared to 105 and 99 at December 31, 1998 and 1997, respectively.

    Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense in 1999 of $1.5 million was $569,000 or 64.1% higher than the $888,000 reported in 1998, which was $164,000 or 22.7% higher than the $724,000 reported in 1997. The increase in occupancy expenses in 1999 reflects an increase of $302,000 in lease payments after the acquisition of Bay Mortgage and the start up of Bay Bank in Bellevue, Washington. Also contributing to this increase is the amortization of leasehold improvements completed at branch locations and the new Vancouver loan office in 1998 and during the first quarter of 1999. During 1998, the increase in occupancy expense was due primarily to building a new branch in Castle Rock and the remodel of the Triangle branch, both of which occurred in 1998. Also contributing to these increases were the expansion of the Company's main office facility and the Branch Acquisition in July 1997.

    Intangible assets included a deposit premium of $1.3 million and $1.6 million, net of accumulated amortization, at December 31, 1999 and 1998, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 1999 and 1998 also included goodwill of $3.7 and $1.5 million, net of accumulated amortization, respectively. The goodwill represents the excess of acquisition costs over the fair value of net assets that arose in connection with the acquisitions of Business Finance Corporation, Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow. All goodwill is being amortized on a straight-line basis over a fifteen-year period. At December 31, 1999, expenses related to the amortization of intangibles were $445,000 compared to $309,000 at December 31, 1998 and $123,000 at December 31, 1997.

    Other operating expenses such as insurance, legal and accounting expenses, service charges, postage, and other business expenses were $2.6 million at December 31, 1999, $1.7 million at December 31, 1998, and $1.4 million at December 31, 1997. The increases from year to year were due to the Company's continued growth and expansion.

INCOME TAXES

    The provision for income taxes amounted to $420,000, $1.2 million and $1.1 million for 1999, 1998, and 1997, respectively. The provision resulted in an effective tax rate of 39% in 1999, 34.6% in 1998, and 34.3% in 1997. This increase was due to the amortization of goodwill associated with the BFC acquisition that is not deductible for income tax purposes.

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

    The Company's provision for loan losses was $1.3 million, $509,000 and $375,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Net charge-offs were $882,000 in 1999 compared to net charge-offs of $710,000 and $299,000 for 1998 and 1997 respectively. During the first quarter of 1999, the Company determined that approximately $348,000 in receivables purchased by its subsidiary BFC was not collectible. These receivables were charged off during the first quarter and the Company increased its provision for loan losses accordingly. The increase in the provision also reflects the increase in average nonperforming loans and level of net charge-offs during the period. Also contributing was the growth in loans late in 1999. Management continues to closely monitor the loan quality and existing relationships.

    The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts.

    The following table shows the Company's loan loss performance for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1999         1998         1997
                                                            --------     --------     --------
                                                                  (DOLLARS IN THOUSANDS)
Loans outstanding at end of period........................  $149,386     $130,974     $131,963
Average loans outstanding during the period...............  $132,002     $130,907     $130,362
Allowance for loan losses, beginning of period............  $  1,814     $  1,970     $  1,894
Loans charged off:
  Commercial..............................................       838          618          186
  Real estate.............................................        41           --            3
  Consumer................................................        50           22           23
  Credit cards............................................        96           87          112
                                                            --------     --------     --------
    Total loans charged-off...............................     1,025          727          324
                                                            --------     --------     --------
Recoveries:
  Commercial..............................................       104           --            5
  Real estate.............................................        15            3           --
  Consumer................................................         1            4           20
  Credit cards............................................        23           10           --
                                                            --------     --------     --------
    Total recoveries......................................       143           17           25
                                                            --------     --------     --------
Provision for loan losses.................................     1,349          509          375
                                                            --------     --------     --------
Adjustment incident to acquisition........................        --           45           --
                                                            --------     --------     --------
Allowance for loan losses, end of period..................  $  2,281     $  1,814     $  1,970
                                                            ========     ========     ========
Ratio of net loans charged-off to average loans
  outstanding.............................................      0.67%        0.54%        0.23%
Ratio of allowance for loan losses to loans at year end...      1.53%        1.39%        1.49%

FINANCIAL CONDITION

                                                                                 INCREASE (DECREASE)
                                       SUMMARY BALANCE SHEET        ----------------------------------------------
                                           DECEMBER 31,               12/31/98--12/31/99      12/31/97--12/31/98
                                  -------------------------------   ----------------------   ---------------------
                                    1999       1998       1997      (DOLLARS)    (PERCENT)   (DOLLARS)   (PERCENT)
                                  --------   --------   ---------   ----------   ---------   ---------   ---------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.........  $ 19,054   $ 22,705   $ 23,109     $ (3,651)     (16.1)%   $   (404)      (1.7)%
Investment securities...........    12,991     11,530      8,481        1,461       12.7%       3,049       36.0%
Loans, net......................   147,105    129,160    129,993       17,945       13.9%        (833)      (0.6)%
Other assets....................    19,345     14,950     11,710        4,395       29.4%       3,240       27.7%
                                  --------   --------   --------     --------                --------
  Total assets..................  $198,495   $178,345   $173,293     $ 20,150       11.3%    $  5,052        2.9%
                                  ========   ========   ========     ========                ========
LIABILITIES
Non-interest bearing deposits...  $ 28,004   $ 33,062   $ 27,141     $ (5,058)     (15.3)%   $  5,921       21.8%
Interest-bearing deposits.......   109,603     89,299    109,068       20,304       22.7%     (19,769)     (18.1)%
                                  --------   --------   --------     --------                --------
Total deposits..................   137,607    122,361    136,209       15,246       12.5%     (13,848)     (10.2)%
Other liabilities...............    29,398     25,064     23,197        4,334       17.3%       1,867        8.0%

SHAREHOLDERS' EQUITY............    31,490     30,920     13,887          570        1.8%      17,033      122.7%
                                  --------   --------   --------     --------                --------
Total liabilities and
  Shareholders
  equity........................  $198,495   $178,345   $173,293     $ 20,150       11.3%    $  5,052        2.9%
                                  ========   ========   ========     ========                ========

INVESTMENT SECURITIES

    At December 31, 1999, the Company's portfolio of investment securities totaled $13.0 million, a 12.7% increase when compared to a securities portfolio of $11.5 million at December 31, 1998. The investment portfolio increased during 1999 primarily as a result of the purchase of available-for-sale securities.

    The Company follows a financial accounting principle which requires the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if liquidity requirements dictate or alternative investment opportunities arise. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability management policy and illustrates management's assessment of the relative liquidity of the Company. At December 31, 1999, the investment portfolio consisted of 64.9% available-for-sale securities and 35.1% held-to-maturity investments. At December 31, 1998, available-for-sale securities were 61.3% and held-to-maturity investments were 38.7% of the investment portfolio. The Company did not conduct any trading activities during 1999 or 1998. See Note 2 to the Consolidated Financial Statements.

    The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 1999 and 1998.

                                                                          DECEMBER 31,
                                                           -------------------------------------------
                                                                   1999                   1998
                                                           --------------------   --------------------
                                                           AMORTIZED     FAIR     AMORTIZED     FAIR
                                                             COST       VALUE       COST       VALUE
                                                           ---------   --------   ---------   --------
AVAILABLE-FOR-SALE
U.S. Treasury securities.................................   $8,484      $8,427     $6,994      $7,065
                                                            ------      ------     ------      ------
  Total..................................................   $8,484      $8,427     $6,994      $7,065
                                                            ======      ======     ======      ======
HELD-TO-MATURITY
U.S. Treasury securities.................................   $  999      $1,000     $  999      $1,021
Municipal bond...........................................      200         193        199         199
Certificates of deposit..................................    3,365       3,365      3,267       3,267
                                                            ------      ------     ------      ------
  Total..................................................   $4,564      $4,558     $4,465      $4,487
                                                            ======      ======     ======      ======

    At December 31, 1999, the Company's available-for-sale and held-to-maturity investments had a total net unrealized losses of approximately $63,000. This compares to net unrealized gains of approximately $93,000 at December 31, 1998. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

    In 1991, the Company became a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, in addition to dividend earnings. Investment in FHLB stock was $3.1 million at December 31, 1999 compared to $2.9 million at December 31, 1998.

    At December 31, 1999, net unrealized losses on available-for-sale securities were $38,000 representing 0.29% of the total portfolio. Management has no current plans to sell any of these securities.

    The following table summarizes the contractual maturities and weighted average yields of investment securities at December 31, 1999.

                                                       ONE                 AFTER 5                 DUE
                               ONE YEAR              THROUGH               THROUGH               THROUGH
                               OR LESS     YIELD     5 YEARS     YIELD     10 YEARS    YIELD     10 YEARS    YIELD      TOTAL
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
U.S. Treasury securities.....   $5,000     5.69%      $4,426     5.30%       $ --         --       $ --        --      $ 9,426
Other securities.............    3,365     5.42%         100     4.00%        100      4.10%         --        --        3,565
                                ------     -----      ------     -----       ----      -----       ----       ---      -------
  Total......................   $8,365     5.45%      $4,526     5.09%       $100      4.10%       $ --        --      $12,991
                                ======     =====      ======     =====       ====      =====       ====       ===      =======


                                YIELD
                               --------
U.S. Treasury securities.....   5.47%
Other securities.............   5.34%
                                -----
  Total......................   5.37%
                                =====

LOANS

    Outstanding loans totaled $149.4 million at December 31, 1999, representing an increase of $18.4 compared to $131.0 million at December 31, 1998. Loan commitments were $27.6 million at December 31, 1999 and amounted to $24.7 million at December 31, 1998.

    The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                             1999                  1998
                                                      -------------------   -------------------
                                                       AMOUNT    PERCENT     AMOUNT    PERCENT
                                                      --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Commercial..........................................  $123,701    82.47%    $103,473    78.68%
Real estate construction............................     3,104     2.07%       3,206     2.44%
Real estate commercial..............................     9,859     6.58%       7,026     5.34%
Real estate mortgage................................     8,194     5.46%      12,702     9.66%
Consumer and other..................................     5,134     3.42%       5,063     3.85%
Contracts purchased.................................        --        --          45     0.03%
                                                      --------   -------    --------   -------
                                                       149,992   100.00%     131,515   100.00%
Deferred loan fees..................................      (606)                 (541)
                                                      --------              --------
  Total loans.......................................   149,386               130,974
                                                      --------              --------
Allowance for loan losses...........................    (2,281)               (1,814)
                                                      --------              --------
  Total loans, net..................................  $147,105              $129,160
                                                      ========              ========

    The following table shows the contractual maturities of the Company's loans to changes in interest rates at the dates indicated:

                                                               YEAR ENDED DECEMBER 31, 1999
                                                    ---------------------------------------------------
                                                                   DUE AFTER ONE
                                                     DUE IN ONE       THROUGH      DUE AFTER    TOTAL
                                                    YEAR OR LESS      5 YEARS       5 YEARS     LOANS
                                                    ------------   -------------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Commercial loans..................................     $54,489        $48,178       $21,034    $123,701
Real estate construction..........................       1,304          1,428           372       3,104
Real estate commercial............................       4,140          4,538         1,181       9,859
Real estate mortgage..............................       3,560          3,677           957       8,194
Consumer and other................................         329          4,548           257       5,134
Contracts purchased...............................          --             --            --          --
                                                       -------        -------       -------    --------
                                                       $63,822        $62,369       $23,801    $149,992
                                                       =======        =======       =======    ========
Loans with fixed interest rates...................                                             $103,392
Loans with floating interest rates................                                               46,600
                                                                                               --------
  Total...........................................                                             $149,992
                                                                                               ========

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

    Loans and other extensions of credit deemed uncorrectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $1.7 million at December 31, 1999 compared to $1.1 million at December 31, 1998. Management believes this increase is prudent given the increase in the average nonaccrual loans and the level of net charge-offs during the 1999.

    At December 31, 1999, approximately $551,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific loans, compared to $681,000 at December 31, 1998. Specific reserves declined as those loans requiring specific reserves have been reduced by either principal payments or have been charged off.

    Management's evaluation of the factors above resulted in allowances for loan losses of $2.3 million and $1.8 million at the end of 1999 and 1998, respectively. The allowance as a percentage of year-end total loans increased from 1.39% at year-end 1998 to 1.53% at year-end 1999. The increase between December 31, 1998 and December 31, 1999 was due primarily to the level of nonaccrual loans and the growth of the loan portfolio late in 1999.

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

    At December 31, 1999 and 1998, the Company's recorded investment in certain loans that were considered to be impaired was $3.2 million and $4.9 million, respectively. Of these impaired loans,

$1.9 million and $3.1 million have related specific reserves of $551,000 and $681,000, while $1.3 million and $1.8 million did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998, and 1997, was approximately $3.7 million, $4.4 million, and $1.3 million, respectively. The Company's policy is to disclose as impaired loans all loans that are past due 90 days or more as to either principal or interest and any loans that the Company believes collection of principal or interest is doubtful, except loans that are currently measured at fair value or the lower of cost or fair value and credit card receivables, which are considered large groups of smaller homogeneous loans and are collectively evaluated for impairment. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 1999, 1998, and 1997, interest income recognized on impaired loans totaled $153,000, $289,000, and $36,000, respectively, all of which was recognized on a cash basis.

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

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Loans on nonaccrual status..................................   $2,387     $2,737
Loans past due greater than 90 days but not on nonaccrual
  status....................................................       --          9
Other real estate owned.....................................      580        573
Troubled debt restructuring.................................       --         --
                                                               ------     ------
  Total nonperforming assets................................   $2,967     $3,319
                                                               ======     ======
Percentage of nonperforming assets to total assets..........     1.49%      1.86%

    At December 31, 1999 nonperforming assets were $3.0 million or 1.5% of total assets compared to $3.3 million at December 31, 1998. Nonaccrual loans were $2.4 million at December 31, 1999 and $2.7 million at December 31, 1998. BFC accounted for approximately $172,000 of the total nonaccrual loans at December 31, 1999, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $1.6 million of the non-accrual loans reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with various collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed in the Allowance for Loan Losses disclosure. The increase in the provision for loan losses each year is largely reflective of the increases in the average nonaccrual loans and the level of net charge-offs during the periods. Also contributing is the growth in loans late in 1999. For a more detailed discussion see Allowance for Loan Losses disclosure.

    Other real estate owned increased slightly from 1998 to 1999, as a result of the reclassification of loans from nonaccrual to other real estate owned. All properties are being actively marketed through local real estate agencies.

DEPOSITS

    The following table sets forth the average balances of the Company's interest bearing liabilities, interest expense and average rates paid for the period indicated:

                                                               YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                                        1999                             1998                             1997
                           ------------------------------   ------------------------------   ------------------------------
                           AVERAGE    INTEREST   AVERAGE    AVERAGE    INTEREST   AVERAGE    AVERAGE    INTEREST   AVERAGE
                           BALANCE    EXPENSE      RATE     BALANCE    EXPENSE      RATE     BALANCE    EXPENSE      RATE
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Interest-bearing
  checking...............  $ 32,200    $  990      3.07%    $ 28,912    $  928      3.21%    $ 21,956    $  712      3.24%
Savings..................    16,928       479      2.83%      17,379       498      2.87%      15,612       487      3.12%
Certificates of
  deposit................    43,299     2,332      5.39%      52,682     3,048      5.79%      70,641     4,246      6.01%
Long-term borrowings.....    22,067     1,350      6.12%      21,755     1,409      6.48%      21,773     1,401      6.43%
Short-term borrowings....     2,117        97      4.58%       1,865        90      4.83%         955        43      4.50%
                           --------    ------               --------    ------               --------    ------
  Total interest-bearing
    liabilities..........  $116,611    $5,248      4.50%    $122,593    $5,973      4.87%    $130,937    $6,889      5.26%
                                       ======                           ======                           ======
Total
  non-interest-bearing
  liabilities............    29,626                           29,523                           22,296
                           --------                         --------                         --------
  Total interest and non-
    interest-bearing
    liabilities..........  $146,237                         $152,116                         $153,233
                           ========                         ========                         ========

    Deposits increased to $137.6 million at December 31, 1999, an increase of 12.5% from $122.4 at December 31, 1998, primarily as a result of a marketing campaign that began late in the third quarter of 1999. The funds brought in through this local campaign have increased certificates of deposit, but at generally lower rates than out of state certificates of deposit. These funds have been invested in new loans. Since this initiative occurred late in the third quarter of 1999, average certificates of deposits do not fully reflect these changes. Nonvolatile, non-interest bearing deposits, also referred to as core deposits, have declined slightly as a percentage of the Company's deposit base. At December 31,1999, non-interest bearing demand deposits were 20.4% of total deposits, compared to 27.0% of total deposits at December 31, 1998.

    Interest bearing deposits consist of NOW, money market, savings and time certificate accounts. By their nature, interest bearing account balances will tend to grow or decline as the Company reacts to changes in competitors' pricing and interest payment strategies. At December 31, 1999, total interest bearing deposit accounts of $109.6 million increased $20.3 million or 22.7% from December 31, 1998. This growth was concentrated in certificate of deposit accounts as discussed above.

    The Company has from time to time funded its growth with higher interest rate certificates of deposit over $100,000. At December 31, 1999, time certificates of deposit in excess of $100,000 totaled $24.1 million or 40.2% of total outstanding certificates of deposit, compared to $13.6 million or 32.5% of total outstanding certificates of deposit at December 31, 1998. As discussed above, the Company has increased certificates late in the third quarter of 1999 through a local marketing campaign.

    The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 1999:

                                                           TIME DEPOSITS OF         ALL OTHER TIME
                                                         $100,000 OR MORE (1)        DEPOSITS (2)
                                                        ----------------------   ---------------------
                                                         AMOUNT     PERCENTAGE    AMOUNT    PERCENTAGE
                                                        ---------   ----------   --------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Reprice/Mature in three months or less................   $13,723       56.89%    $ 9,849       27.44%
Reprice/Mature after three months through six
  months..............................................     6,799       28.19%     16,313       45.45%
Reprice/Mature after six months through one year......     3,279       13.59%      9,375       26.12%
Reprice/Mature after one year through five years......       320        1.33%        354        0.99%
                                                         -------      ------     -------      ------
  Total...............................................   $24,121      100.00%    $35,891      100.00%
                                                         =======      ======     =======      ======

------------------------

(1) Time certificates of deposit of $100,000 or more represent 40.2% of total outstanding time certificates of deposit at December 31, 1999.

(2) All other time certificates of deposit represent 59.8% of total time certificates of deposit at December 31, 1999.

    At December 31, 1999, other borrowings have the following times remaining to maturity:

                                                               DUE         DUE
                                                             AFTER 3    AFTER ONE
                                                  DUE IN 3    MONTHS      YEAR        DUE
                                                   MONTHS    THROUGH     THROUGH    AFTER 5
                                                  OR LESS    ONE YEAR    5 YEARS     YEARS      TOTAL
                                                  --------   --------   ---------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Short-term borrowings...........................   $3,825     $   --     $   --     $    --    $ 3,825
Long-term borrowings............................      500      5,250      7,100      11,431     24,281
                                                   ------     ------     ------     -------    -------
  Total borrowings..............................   $4,325     $5,250     $7,100     $11,431    $28,106
                                                   ======     ======     ======     =======    =======

    Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at December 31, 1999, bear interest at rates from 5.45% to 8.80%. At December 31, 1999, $24.3 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $23.8 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

ASSET-LIABILITY MANAGEMENT/INTEREST RATE SENSITIVITY

    The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A part of asset-liability management involves interest rate sensitivity, the difference between repricing assets and repricing liabilities in a specific time period. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 1999, the analysis indicated that the earnings risk was within the Company's policy guidelines.

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

    The following table presents interest-rate sensitivity data at December 31, 1999. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all repricing intervals.

                                                   ESTIMATED MATURITY OR REPRICING AT DECEMBER 31, 1999
                                              ---------------------------------------------------------------
                                                0-3        3-6        6-12       1-5        OVER
                                               MONTHS     MONTHS     MONTHS     YEARS     5 YEARS     TOTAL
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Interest earning balances due
    From banks..............................  $ 9,475    $    --    $     --   $    --    $    --    $  9,475
  Investments available for sale (1)........    4,001         --          --     4,426         --       8,427
  Investments held to maturity..............      990      2,078       1,296       100        100       4,564
  Federal Home Loan Bank Stock (1)..........    3,090         --          --        --         --       3,090
  Loans held for sale.......................       --      2,255          --        --         --       2,255
  Loans, including fees.....................   55,651      4,298       5,522    62,369     21,546     149,386
                                              -------    -------    --------   -------    -------    --------
      Total interest earning assets.........  $73,207    $ 8,631    $  6,818   $66,895    $21,646    $177,197
                                              =======    =======    ========   =======    =======    ========
Allowance for loan losses...................                                                           (2,281)
Cash and due from banks.....................                                                            9,579
Other assets................................                                                           14,000
                                                                                                     --------
      Total assets..........................                                                         $198,495
                                                                                                     ========
Interest Bearing Liabilities:
  Savings and interest demand deposits......  $33,907    $    --    $     --   $    --    $15,684    $ 49,591
  Certificates of deposit...................   23,572      9,222      13,890    13,229         99      60,012
  Borrowings................................   16,575      5,000          --       100      6,431      28,106
                                              -------    -------    --------   -------    -------    --------
      Total interest bearing liabilities....  $74,054    $14,222    $ 13,890   $13,329    $22,214    $137,709
                                              =======    =======    ========   =======    =======    ========
Other liabilities...........................                                                           29,296
Shareholders' equity........................                                                           31,490
                                                                                                     --------
      Total liabilities and shareholders'
        equity..............................                                                         $198,495
                                                                                                     ========
Interest sensitivity gap....................     (847)    (5,591)     (7,072)   53,566       (568)   $ 39,488
                                              -------    -------    --------   -------    -------    --------
Cumulative interest sensitivity gap.........  $  (847)   $(6,438)   $(13,510)  $40,056    $39,488
                                              -------    -------    --------   -------    -------

------------------------

(1) Equity investments have been placed in the 0 3 month category

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

    The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate. Local conditions and the strategy of the Company determine the weights for loan and core deposits; the others are set by national markets. In addition, a timing factor has been used as (a) fixed rate instruments do not reprice immediately; (b) renewals may have different term than original maturities; and (c) there is a timing factor between rates on different instruments (i.e. core deposits usually reprice well after there has been a change in the federal funds rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

    The following table shows the estimated impact of the interest rate shock on net interest income and the fair values of financial instruments at December 31, 1999:

                                                                         FAIR VALUES OF FINANCIAL INSTRUMENTS
                                                                  --------------------------------------------------
                                       NET INTEREST INCOME                ASSETS                   LIABILITIES
                                      ----------------------      ----------------------      ----------------------
                                       AMOUNT       %CHANGE        AMOUNT       %CHANGE        AMOUNT       %CHANGE
                                      --------      --------      --------      --------      --------      --------
                                                                (ALL AMOUNTS IN THOUSANDS)
+200 basis points...............       11,671          1.7 %      178,718         (3.5)%      163,922         (0.6)%
+100 basis points...............       11,588          1.0 %      181,885         (1.8)%      164,387         (0.3)%
Static..........................       11,471          0.0 %      184,667          0.0 %      164,867          0.0 %
-100 basis points...............       11,339         (1.2)%      188,738          1.9 %      165,361          0.3 %
-200 basis points...............       11,207         (2.3)%      192,450          3.9 %      165,869          0.6 %

    Loans and certificates of deposit represent the majority of interest rate exposure. Investments only represent 7.3% of interest earning assets and therefore, the impact of the investments on net interest income of moving rates would not be significant. Historically, savings and interest-bearing checking accounts have not repriced in proportion to changes in overall market interest rates. The change in net interest income can be attributed to the balance of loans and certificates of deposit maturing/repricing. As a result, in an increasing/decreasing interest rate environment net interest income would increase/decrease.

    The change in fair values of financial assets is mainly a result of total loans representing 84.3% of total interest-earning assets. Of these loans
$103.4 million have fixed interest rates, which decline in value during a period of rising interest rates.

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

RETURN ON EQUITY AND ASSETS

    Net income for the year ended December 31, 1999, totaled $656,000 for a return on average shareholders' equity of 2.09% and a return on average total assets of 0.37%. These returns compare to a 8.34% return on average equity and 1.24% return on average total assets for the corresponding period in 1998. These declines reflect the decline in the Company's net income due to the expansion activities throughout 1999.

    Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $    656   $  2,226   $  2,124
Average assets..............................................  $177,657   $178,819   $165,990
Return on average assets....................................      0.37%      1.24%      1.28%

Net income..................................................  $    656   $  2,226   $  2,124
Average equity..............................................  $ 31,420   $ 26,703   $ 12,757
Return on average equity....................................      2.09%      8.34%     16.65%

Cash dividends paid per share...............................  $   0.07   $   0.06   $   0.05
Diluted earnings per share..................................  $   0.16   $   0.57   $   0.78
Dividend payout ratio.......................................     43.75%     10.53%      6.41%

Average equity..............................................  $ 31,420   $ 26,703   $ 12,757
Average assets..............................................  $177,657   $178,819   $165,990
Average equity to asset ratio...............................     17.69%     14.93%      7.69%

LIQUIDITY

    Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of December 31, 1999, approximately $8.4 million of the securities portfolio matures within one year.

    Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of the Bank's assets. Advances from the FHLB have terms ranging from 1 through 15 years and at December 31, 1999 bear interest at rates from 5.45% to 8.80%. At December 31, 1999, $24.3 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $23.8 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

CAPITAL

    The Company and Cowlitz Bank are required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company and Cowlitz Bank are required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. In addition Cowlitz Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. At December 31, 1999, the Company's ratios were 17.51% and 18.76%, respectively and at December 31, 1998, the Company's ratios were 22.21% and 23.46%, respectively. The ratio of shareholder's equity to average assets was 17.73% and 17.29% at December 31, 1999 and 1998, respectively. At December 31, 1999, Cowlitz Bank's Tier 1, Total Capital, and Tier 1 leverage ratios were 10.71%, 11.96%, and 8.58%, respectively and at December 31, 1998 were 12.07%, 13.32%, and 8.72%, respectively.

YEAR 2000

    The Company has not incurred any systems or other problems related to the millennium issue. All systems have been tested and all primary vendors have been contacted. As part of the Company's preparations for the year 2000, all systems that were not in compliance with Year 2000 were either replaced or upgraded. The Company approved a budget of $268,000 that included these system upgrades, staffing, and other cost associated with the Year 2000. As of December 31, 1999 the Company had incurred costs of $239,000. The Company does not anticipate any material business changes in the future as a result of the Year 2000 issue.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Cowlitz Bancorporation:

    We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Portland, Oregon
January 21, 2000 (except for the matters discussed
              in Note 19, as to which the date
              is March 24, 2000)

                             COWLITZ BANCORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                           DECEMBER 31, 1999 AND 1998

               (IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Cash and due from banks.....................................  $ 19,054   $ 22,705
Investment securities:
  Investments available-for-sale (at fair value, cost of
    $8,484 and $6,994 at December 31, 1999 and December 31,
    1998, respectively).....................................     8,427      7,065
  Investments held-to-maturity (at amortized cost, fair
    value of $4,558 and $4,487 at December 31, 1999 and
    December 31, 1998, respectively)........................     4,564      4,465
                                                              --------   --------
      Total investment securities...........................    12,991     11,530
                                                              --------   --------
Loans.......................................................   149,386    130,974
Allowance for loan losses...................................    (2,281)    (1,814)
                                                              --------   --------
  Loans, net................................................   147,105    129,160
                                                              --------   --------
Loans held for sale.........................................     2,255      1,072
Premises and equipment, net of accumulated depreciation of
  $2,491 and $1,837 at December 31, 1999 and December 31,
  1998, respectively........................................     5,930      5,859
Federal Home Loan Bank stock................................     3,090      2,869
Intangible assets, net of accumulated amortization of
  $877and $432 at December 31, 1999 and December 31, 1998,
  respectively..............................................     4,963      3,110
Other assets................................................     3,107      2,040
                                                              --------   --------
      Total assets..........................................  $198,495   $178,345
                                                              ========   ========
                                   LIABILITIES
Deposits:
  Demand....................................................  $ 28,004   $ 33,062
  Savings and interest-bearing demand.......................    49,591     47,367
  Certificates of deposit...................................    60,012     41,932
                                                              --------   --------
      Total deposits........................................   137,607    122,361
Short-term borrowings.......................................     3,825      2,275
Long-term borrowings........................................    24,281     21,799
Other liabilities...........................................     1,292        990
                                                              --------   --------
      Total liabilities.....................................  $167,005   $147,425
                                                              --------   --------
                              SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized
  as of December 31, 1999 and December 31, 1998,
  respectively; no shares issued and outstanding at December
  31, 1999 and December 31, 1998, respectively..............  $     --   $     --
Common stock, no par value; 25,000,000 shares authorized as
  of December 31, 1999 and December 31, 1998, respectively;
  4,022,052 and 4,001,999 shares issued and outstanding at
  December 31, 1999 and December 31, 1998, respectively.....    18,530     18,251
Additional paid in capital..................................     1,538      1,538
Retained earnings...........................................    11,460     11,085
Accumulated other comprehensive income (loss)...............       (38)        46
                                                              --------   --------
      Total shareholders' equity............................    31,490     30,920
                                                              --------   --------
      Total liabilities and shareholders' equity............  $198,495   $178,345
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                             COWLITZ BANCORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                        DECEMBER 31, 1999, 1998 AND 1997

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998       1997
                                                              --------   --------   --------
INTEREST INCOME
Interest and fees on loans..................................  $15,344    $14,043    $13,700
Interest on taxable investment securities...................      902        955        667
Interest on non-taxable investments securities..............        8          3         --
Interest from other banks...................................      465        837        665
                                                              -------    -------    -------
    Total interest income...................................   16,719     15,838     15,032
                                                              -------    -------    -------

INTEREST EXPENSE
Savings and interest-bearing demand.........................    1,469      1,426      1,199
Certificates of deposit.....................................    2,332      3,048      4,246
Short-term borrowings.......................................       97         90         43
Long-term borrowings........................................    1,350      1,409      1,401
                                                              -------    -------    -------
    Total interest expense..................................    5,248      5,973      6,889
                                                              -------    -------    -------
    Net interest income before provision for loan losses....   11,471      9,865      8,143

PROVISION FOR LOAN LOSSES...................................   (1,349)      (509)      (375)
                                                              -------    -------    -------
    Net interest income after provision for loan losses.....   10,122      9,356      7,768
                                                              -------    -------    -------

NONINTEREST INCOME
  Service charges on deposit accounts.......................      698        656        563
  Gains on loans sold.......................................      509         --         --
  Fiduciary income..........................................      151         57         --
  Other income..............................................      469        260        186
  Net gains (losses) on maturities and sales of
    available-for-sale securities...........................       (2)         5         --
                                                              -------    -------    -------
    Total noninterest income................................    1,825        978        749
                                                              -------    -------    -------

NONINTEREST EXPENSE
  Salaries and employee benefits............................    6,088      3,775      2,778
  Net occupancy and equipment expense.......................    1,457        888        724
  Business tax expense......................................      274        242        224
  Amortization of intangibles...............................      445        309        123
  Other operating expense...................................    2,607      1,713      1,435
                                                              -------    -------    -------
    Total noninterest expense...............................   10,871      6,927      5,284
                                                              -------    -------    -------
    Income before income tax expense........................    1,076      3,407      3,233

INCOME TAX EXPENSE..........................................      420      1,181      1,109
                                                              -------    -------    -------
    Net income..............................................  $   656    $ 2,226    $ 2,124
                                                              =======    =======    =======

BASIC EARNINGS PER SHARE....................................  $  0.16    $  0.60    $  0.82
DILUTED EARNINGS PER SHARE..................................  $  0.16    $  0.57    $  0.78

        The accompanying notes are an integral part of these statements.

                    COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES)

                                                                                   ACCUMULATED
                                       COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                   --------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'   COMPREHENSIVE
                                    SHARES      AMOUNT     CAPITAL     EARNINGS       INCOME          EQUITY           INCOME
                                   ---------   --------   ----------   --------   --------------   -------------   --------------
BALANCE AT DECEMBER 31, 1996.....  2,590,403   $ 3,195      $1,538     $ 7,073         $  7           $11,813
Comprehensive Income:
  Net income.....................         --        --          --       2,124           --             2,124          $2,124
  Net changes in unrealized gains
    on Investments
    available-for-sale, net of
    deferred taxes of $5.........         --        --          --          --            9                 9               9
                                                                                                                       ------
  Other comprehensive income, net
    of tax.......................         --        --          --          --           --                --               9
                                                                                                                       ------
  Comprehensive Income...........         --        --          --          --           --                --          $2,133
                                                                                                                       ======
Issuance of common stock for
  cash...........................     14,140        67          --          --           --                67
Cash dividend paid ($.05 per
  share).........................         --        --          --        (126)          --              (126)
                                   ---------   -------      ------     -------         ----           -------
BALANCE AT DECEMBER 31, 1997.....  2,604,543     3,262       1,538       9,071           16            13,887
Comprehensive Income:
  Net income.....................         --        --          --       2,226           --             2,226          $2,226
  Net changes in unrealized gains
    on investments
    available-for-sale, net of
    deferred taxes of $16........         --        --          --          --           30                30              30
                                                                                                                       ------
  Other comprehensive income, net
    of tax.......................         --        --          --          --           --                --              30
                                                                                                                       ------
Comprehensive Income.............         --        --          --          --           --                --          $2,256
                                                                                                                       ======
Issuance of common stock for
  cash...........................  1,396,251    15,019          --          --           --            15,019
Purchase of treasury stock.......    (50,000)     (494)         --          --           --              (494)
Issuance of common stock for
  acquisition....................     51,282       465          --          --           --               465
Cash dividend paid ($.06 per
  share).........................         --        --          --        (212)          --              (212)
Cash paid for fractional
  shares.........................        (77)       (1)         --          --           --                (1)
                                   ---------   -------      ------     -------         ----           -------
BALANCE AT DECEMBER 31, 1998.....  4,001,999    18,251       1,538      11,085           46            30,920
Comprehensive Income:
  Net income.....................         --        --          --         656           --               656          $  656
  Net changes in unrealized gains
    (losses) on investments
    available-for-sale, net of
    deferred taxes of $43........         --        --          --          --          (84)              (84)            (84)
                                                                                                                       ------
  Other comprehensive income, net
    of tax.......................         --        --          --          --           --                --             (84)
                                                                                                                       ------
  Comprehensive Income...........         --        --          --          --           --                --          $  572
                                                                                                                       ======
Issuance of common stock for
  cash...........................      5,743        34          --          --           --                34
Purchase of treasury stock.......   (134,500)     (732)         --          --           --              (732)
Issuance of common stock for
  acquisition....................    148,810       977          --          --           --               977
Cash dividends paid ($.07 per
  share).........................         --        --          --        (281)          --              (281)
                                   ---------   -------      ------     -------         ----           -------
BALANCE AT DECEMBER 31, 1999.....  4,022,052   $18,530      $1,538     $11,460         $(38)          $31,490
                                   =========   =======      ======     =======         ====           =======

        The accompanying notes are an integral part of these statements.

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED 1999, 1998, AND 1997

                           (IN THOUSANDS OF DOLLARS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    656   $  2,226   $  2,124
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred tax provision....................................      (211)       112         65
  Depreciation and amortization.............................     1,098        833        557
  Provision for loan losses.................................     1,349        509        375
  Net losses (gains) on sales of investments securities
    available-for-sale......................................         2         (5)        --
  Net amortization of investment security premiums and
    accretion of discounts..................................        (1)        (5)        (2)
  (Gains) on loans sold.....................................      (509)        --         --
  Origination of loans held for sale........................   (63,084)    (1,072)        --
  Proceeds of loan sales....................................    62,410         --         --
  (Increase) decrease in other assets.......................        62         70       (313)
  Increase in other liabilities.............................      (154)      (111)       (83)
  Federal Home Loan Bank stock dividends....................      (221)      (211)      (195)
                                                              --------   --------   --------
      Net cash provided by operating activities.............     1,397      2,346      2,528

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities
    held-to-maturity........................................     3,267      3,669      3,784
  Proceeds from maturities and sales of investment
    securities available-for-sale...........................     2,000      1,000         --
  Purchases of investment securities:
    Held-to-maturity........................................    (3,365)    (3,665)    (1,994)
    Available-for-sale......................................    (3,490)    (3,996)    (4,857)
  Net (increase) decrease in loans..........................   (15,291)     2,137     (5,711)
  Purchases of premises and equipment.......................      (609)      (725)    (1,300)
  Proceeds from assumption of deposit liabilities...........        --         --     22,885
  Acquisition of business, net of cash acquired.............    (1,565)    (1,776)        --
                                                              --------   --------   --------
      Net cash (used in) provided by investment
       activities...........................................   (19,053)    (3,356)    12,807
                                                              --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand, savings, and
    interest-bearing demand deposits........................    (2,834)     6,834      5,536
  Net increase (decrease) in certificates of deposit........    18,080    (20,682)    17,841
  Dividends paid............................................      (281)      (212)      (126)
  Net increase in short-term borrowings.....................     1,550      1,550        175
  Proceeds from long-term borrowings........................     5,000      5,000      2,000
  Repayment of long-term borrowings.........................    (6,812)    (6,408)    (2,942)
  Repurchase of common stock................................      (732)      (494)        --
  Issuance of common stock for cash, net of amount paid for
    fractional shares and offering costs....................        34     15,018         67
                                                              --------   --------   --------
      Net cash provided by (used in) financing activities...    14,005        606    (13,131)
                                                              --------   --------   --------
      Net increase (decrease) in cash and due from banks....    (3,651)      (404)     2,204
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................    22,705     23,109     20,905
                                                              --------   --------   --------
CASH AND DUE FROM BANKS AT END OF PERIOD....................  $ 19,054   $ 22,705   $ 23,109
                                                              ========   ========   ========
CASH PAID FOR INTEREST......................................  $  5,221   $  6,548   $  6,990
CASH PAID FOR INCOME TAXES..................................  $    560   $  1,193   $  1,068
LOANS TRANSFERRED TO OREO...................................  $    769   $    544   $     --

        The accompanying notes are an integral part of these statements.

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Cowlitz Bancorporation (the Company) is a one-bank holding company located in Southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the
Bank), a Washington state-chartered commercial bank, is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. The Company acquired Business Finance Corporation (BFC) of Bellevue, Washington during the third quarter of 1998. Business Finance Corporation provides asset based financing to companies throughout the western United States. During the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area. Also during the third quarter of 1999, the Company acquired Bay Escrow of Seattle, Washington. Bay Escrow will operate as a division of Cowlitz Bank and will complete escrow transactions for Bay Mortgage.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

INVESTMENT SECURITIES

    Investment securities are classified as trading, available-for-sale or held-to-maturity. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Securities not classified as either held-to-maturity or trading are classified as available-for-sale. Trading securities are carried at fair value. Net unrealized gains and losses on trading securities are included in the consolidated statements of income. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax effect, added to or deducted from shareholders' equity. Held-to-maturity securities are carried at amortized cost.

LOANS

    Interest income on simple interest loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate that collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest is anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent that payments are subsequently received and collection of the remaining recorded investment is probable. Non-accrual loans are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan. Loan fees are offset against operating expenses to the extent that these fees cover the direct expense of originating loans. Fees in excess of origination costs are deferred and amortized to income over the related loan period.

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOANS HELD FOR SALE

    Loan held for sale are carried at the lower of cost or market. Market value is determined in the aggregate.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has opted to continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair-value-based method defined by SFAS
No. 123, including tax effects, that would have been recognized in the income statement if the fair-value method had been used.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is based on management's estimates. Management determines the adequacy of the allowance based upon reviews of individual loans, delinquencies, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Actual losses may vary from the current estimates. These estimates are reviewed periodically and are adjusted as deemed necessary. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

    A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to include in impaired loans all loans that are past due 90 days or more as to either principal or interest and any loans that the Company believes collection of principal or interest is doubtful, except for loans that are currently measured at fair value or at the lower of cost or fair value, and credit card receivables, which are considered large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, impairment is measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrowers' financial condition is such that collection of principal is not probable.

OTHER REAL ESTATE OWNED

    Other real estate owned (OREO), acquired through foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is written down to the estimated fair value of the real estate to be acquired, less estimated costs to sell, by a charge to the allowance for loan losses, when necessary. Any subsequent write-downs are recorded

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) as a valuation allowance with a charge to noninterest expense. Other real estate owned is included in other assets on the balance sheet.

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

INTANGIBLE ASSETS

    Intangible assets include a deposit premium of $1,298 and $1,570 (net of accumulated amortization) at December 31, 1999 and 1998, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 1999 and 1998 also include goodwill of $3,665 and $1,540, respectively (net of accumulated amortization). The goodwill represents the excess of acquisition costs over the fair value of net assets that arose in connection with the acquisitions of Business Finance Corporation, Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington and Bay Escrow. The goodwill is being amortized on a straight-line basis over a fifteen-year period.

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

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                              WEIGHTED       PER SHARE
                                             NET INCOME      AVG SHARES       AMOUNT
                                             ----------      ----------      ---------
                                               FOR THE YEAR ENDED DECEMBER 31, 1999
Basic earnings per share...................    $  656        4,054,657         $0.16
Stock Options..............................                     42,591
Diluted earnings per share.................    $  656        4,097,248         $0.16

                                               FOR THE YEAR ENDED DECEMBER 31, 1998
Basic earnings per share...................    $2,226        3,715,901         $0.60
Stock Options..............................                    178,194
Diluted earnings per share.................    $2,226        3,894,095         $0.57

                                               FOR THE YEAR ENDED DECEMBER 31, 1997
Basic earnings per share...................    $2,124        2,601,650         $0.82
Stock Options..............................                    109,862
Diluted earnings per share.................    $2,124        2,711,512         $0.78

    For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

    Options to purchase 96,000 shares of common stock at a price ranging from $5.55 to $6.42 were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in 2008 and 2009. At December 31, 1998 there were 61,000 shares with an exercise price of $7.94 not included in diluted earnings per share due to a greater exercise price than the average market price, these options will expire in 2008.

SUPPLEMENTAL CASH FLOW INFORMATION

    For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts in the statement of condition caption "Cash and due from banks" and include cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

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

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

    In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 133 and SFAS No. 137

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of condition as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 was to have been effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS
No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

    In May 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000.

    The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operation.

COMPREHENSIVE INCOME

    For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The components of comprehensive income for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                              1999       1998       1997
                                                            --------   --------   --------
Unrealized gain (loss) arising during the period, net of
  tax.....................................................    $(86)      $33         $9
Reclassification adjustment for net realized gains
  (losses) on securities available-for-sale included in
  net income during the year, net of tax of $0, $2, and
  $0......................................................      (2)        3         --
                                                              ----       ---         --
Net unrealized gain (loss) included in other comprehensive
  income..................................................    $(84)      $30         $9
                                                              ====       ===         ==

PRIOR YEAR RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

2. INVESTMENT SECURITIES

    The amortized cost and estimated fair values of investment securities at December 31 are shown below:

                                                                     AVAILABLE-FOR-SALE
                                                       -----------------------------------------------
                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 1999                                        COST        GAINS        LOSSES       VALUE
-----------------                                      ---------   ----------   ----------   ---------
U.S. Government and agency securities................   $8,484         $--          $57       $8,427
                                                        ------         ---          ---       ------
  Total..............................................   $8,484         $--          $57       $8,427
                                                        ======         ===          ===       ======

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

2. INVESTMENT SECURITIES (CONTINUED)

                                                                      HELD-TO-MATURITY
                                                       -----------------------------------------------
                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES       VALUE
                                                       ---------   ----------   ----------   ---------
Municipal Bonds......................................   $  200         $--          $ 7       $  193
U.S. Government and agency securities................      999           1           --        1,000
Certificates of deposit..............................    3,365          --           --        3,365
                                                        ------         ---          ---       ------
  Total..............................................   $4,564         $ 1          $ 7       $4,558
                                                        ======         ===          ===       ======

                                                                     AVAILABLE-FOR-SALE
                                                                   -----------------------
                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 1998                                        COST        GAINS        LOSSES       VALUE
-----------------                                      ---------   ----------   ----------   ---------
U.S. Government and agency securities................   $6,994         $71          $--       $7,065
                                                        ------         ---          ---       ------
  Total..............................................   $6,994         $71          $--       $7,065
                                                        ======         ===          ===       ======

                                                                      HELD-TO-MATURITY
                                                                   -----------------------
                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES       VALUE
                                                       ---------   ----------   ----------   ---------
Municipal Bonds......................................   $  199         $--          $--       $  199
U.S. Government and agency securities................      999          22           --        1,021
Certificates of deposit..............................    3,267          --           --        3,267
                                                        ------         ---          ---       ------
  Total..............................................   $4,465         $22          $--       $4,487
                                                        ======         ===          ===       ======

    Gross gains of $0, $5, and $0 and gross losses of $2, $0, and $0 were realized on maturities and sales of available-for-sales securities in 1999, 1998, and 1997, respectively. There were no sales of held-to-maturity securities.

MATURITY OF INVESTMENTS

    The carrying amount and estimated fair value of debt securities by contractual maturity at December 31, 1999, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligation.

                                                         AVAILABLE-FOR-SALE        HELD-TO-MATURITY
                                                       ----------------------   ----------------------
                                                       AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                         COST      FAIR VALUE     COST      FAIR VALUE
                                                       ---------   ----------   ---------   ----------
Due in one year or less..............................   $3,994       $4,001      $4,364       $4,365
Due after one year through five years................    4,490        4,426         100           98
Due after five years through fifteen years...........       --           --         100           95
                                                        ------       ------      ------       ------
  Total..............................................   $8,484       $8,427      $4,564       $4,558
                                                        ======       ======      ======       ======

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

2. INVESTMENT SECURITIES (CONTINUED)
    At December 31, 1999 and 1998 a security with a par value of $1 million was pledged to secure the treasury, tax and loan account at the Federal Reserve. Another security with a par value of $1 million was pledged for trust deposits held in the Bank.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The loan portfolio as of December 31 consists of the following:

                                                            1999       1998
                                                          --------   --------
Commercial loans........................................  $123,701   $103,473
Real estate:
  Construction..........................................     3,104      3,206
  Mortgage..............................................     8,194     12,702
  Commercial............................................     9,859      7,026
Installment and other consumer..........................     5,134      5,063
Contracts purchased.....................................        --         45
                                                          --------   --------
                                                           149,992    131,515
Less:
  Deferred loan fees....................................      (606)      (541)
  Allowance for loan losses.............................    (2,281)    (1,814)
                                                          --------   --------
    Total loans, net....................................  $147,105   $129,160
                                                          ========   ========

    An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Balance, beginning of year..................................  $ 1,814     $1,970     $1,894
  Provision for loan losses.................................    1,349        509        375
  Loans charged to the allowance............................   (1,025)      (727)      (324)
  Recoveries credited to the allowance......................      143         17         25
  Adjustment incident to acquisition........................       --         45         --
                                                              -------     ------     ------
Balance, end of year........................................  $ 2,281     $1,814     $1,970
                                                              =======     ======     ======

    Loans on which the accrual of interest has been discontinued amounted to approximately $2,387, $2,737, and $1,897 at December 31, 1999, 1998, and 1997,
respectively. Interest forgone on nonaccrual loans was approximately $424, $297, and $177 in 1999, 1998, and 1997, respectively.

    At December 31, 1999 and 1998, the Company's recorded investment in certain loans that were considered to be impaired was $3,220 and $4,906, respectively. Of these impaired loans, $1,948 and $3,061 have related specific reserves of $551 and $681, while $1,272 and $1,845 did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998, and 1997, was approximately $3,682, $4,405, and $1,300, respectively. Interest

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

3. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED) payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 1999, 1998, and 1997 interest income recognized on impaired loans totaled $153, $289, and $36, respectively, all of which was recognized on a cash basis.

4. PREMISES AND EQUIPMENT

    Premises and equipment consist of the following at December 31:

                                                              1999       1998
                                                            --------   --------
Land......................................................  $   858    $   858
Buildings and improvements................................    4,448      4,415
Furniture and equipment...................................    3,115      2,386
Construction in process...................................       --         37
                                                            -------    -------
                                                              8,421      7,696
Accumulated depreciation..................................   (2,491)    (1,837)
                                                            -------    -------
  Total...................................................  $ 5,930    $ 5,859
                                                            =======    =======

    Depreciation included in net occupancy and equipment expense amounted to $654, $524, and $432 for the years ended December 31, 1999, 1998, and 1997, respectively.

5. BORROWINGS

    Short-term borrowings consist of Federal Funds purchased of $3,825 and $2,275 at December 31, 1999 and 1998, respectively.

                                                                1999       1998
                                                              --------   --------
Long-term borrowings consist of the following at December
  31:
  Notes payable to Federal Home Loan Bank; interest from
    5.92 percent to 8.80 percent at December 31, 1999,
    payable in monthly installments plus interest due 2000
    to 2013, secured by certain investment securities and
    mortgage loans..........................................  $24,222    $21,738
Contract payable to private party; interest 9.0 percent,
  payable in monthly installments plus interest through
  October 2010..............................................       59         61
                                                              -------    -------
  Total.....................................................  $24,281    $21,799
                                                              =======    =======

    The aggregate maturities of notes payable subsequent to December 31, 1999, are as follows:

2000........................................................  $ 5,933
2001........................................................    7,284
2002........................................................      184
2003........................................................      184
2004........................................................      185
Thereafter..................................................   10,511
                                                              -------
                                                              $24,281
                                                              =======

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

6. INCOME TAXES

    The components of the provision for income taxes for the years ended December 31 were as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
Current..............................................   $ 631      $1,069     $1,044
Deferred.............................................    (211)        112         65
                                                        -----      ------     ------
  Total provision for income taxes...................   $ 420      $1,181     $1,109
                                                        =====      ======     ======

    The federal statutory income tax rate and effective tax rate of the provision do not vary significantly.

    The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 was as follows:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Allowance for loan losses.................................   $ 749      $ 522
  Loan origination fees.....................................      10         15
  Amortization of intangible assets.........................     121         70
  Unrealized (gain) loss on AFS.............................      20        (24)
                                                               -----      -----
                                                                 900        583
                                                               -----      -----
Deferred tax liabilities:
  Accumulated depreciation..................................     (78)       (91)
  Federal Home Loan Bank stock dividends....................    (544)      (469)
  Other.....................................................      (2)        (2)
                                                               -----      -----
                                                                (624)      (562)
                                                               -----      -----
    Net deferred tax........................................   $ 276      $  21
                                                               =====      =====

7. CERTIFICATES OF DEPOSIT:

    Included in certificates of deposit are certificates in denominations of $100 or greater totaling $24,121 and $13,623 at December 31, 1999 and 1998, respectively. Interest expense relating to certificates of deposit in denominations of $100 or greater was $858, $933, and $1,297 for the years ended December 31, 1999, 1998, and 1997, respectively.

8. SHAREHOLDERS EQUITY AND REGULATORY CAPITAL

    Dividends are paid by the Company from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans or advances. Transfers are limited by the Bank's retained earnings, which for the Bank were $11,048 at December 31, 1999.

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

8. SHAREHOLDERS EQUITY AND REGULATORY CAPITAL (CONTINUED)
    The Company and the Bank are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items. The quantitative measures for capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (leverage). The Company's capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes that as of December 31, 1999, the Company and the Bank meet all minimum capital adequacy requirements to which they are subject. The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that no events or changes in conditions have occurred subsequent to such notification to change the Bank's category.

    The following table presents selected capital information for the Company (consolidated) and the Bank as of December 31, 1999 and 1998:

                                                                         FOR CAPITAL
                                                                          ADEQUACY             TO BE WELL
                                                     ACTUAL               PURPOSES             CAPITALIZED
                                               -------------------   -------------------   -------------------
                                                AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                               --------   --------   --------   --------   --------   --------
As of December 31, 1999
  Total risk-based capital:
    Consolidated.............................  $28,466     18.76%    $12,139      8.00%    $15,174     10.00%
    Bank.....................................   17,563     11.96      11,749      8.00      14,686     10.00
  Tier 1 risk-based capital:
    Consolidated.............................   26,565     17.51       6,069      4.00       9,104      6.00
    Bank.....................................   15,723     10.71       5,874      4.00       8,812      6.00
  Tier 1 (leverage) capital:
    Consolidated.............................   26,565     13.89       7,649      4.00       9,562       N/A
    Bank.....................................   15,723      8.58       7,332      4.00       9,165      5.00

As of December 31, 1998
  Total risk-based capital:
    Consolidated.............................   29,330     23.46      10,001      8.00      12,501     10.00
    Bank.....................................   16,383     13.32       9,841      8.00      12,301     10.00
  Tier 1 risk-based capital:
    Consolidated.............................   27,764     22.21       5,000      4.00       7,501      6.00
    Bank.....................................   14,842     12.07       4,921      4.00       7,381      6.00
  Tier 1 (leverage) capital:
    Consolidated.............................   27,764     15.81       7,026      4.00       8,782       N/A
    Bank.....................................   14,842      8.72       6,806      4.00       8,507      5.00

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

9. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

    During 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Plan), which authorizes up to 525,000 shares of common stock for issuance thereunder. Under the 1997 Plan, options may be granted to the Company's employees, directors and consultants. The exercise price of incentive stock options under the 1997 Plan must be at least equal to the fair value of the common stock on the date of grant. Options granted under the 1997 Plan will generally vest over a five-year period, at the discretion of the compensation committee. All incentive stock options granted under the 1997 Plan will expire ten years from the date of grant unless terminated sooner pursuant to the provisions of the 1997 Plan. At December 31, 1999 and December 31, 1998, options to purchase a total of 524,000 and 446,000 shares, respectively, have been granted under the 1997 plan to executives and directors of the Company and the Bank. All stock options granted under the 1997 Plan were made with exercise prices equal to the fair market value of the underlying stock on the date of grant.

    During 1999, the Company granted incentive stock options to purchase 20,000 shares of common stock to certain officers of Bay Mortgage and Bay Bank. These options vest equally over a five-year period and expire ten years after the grant dates. The exercise prices are equal to the fair value of the underlying common stock. These options were granted by the Company outside of the 1997 Plan.

    Also during 1999, the Company granted up to 54,000 performance based stock options to an officer of Bay Bank. The number of performance based stock options actually issued varies depending on Bay Bank's achievement of certain earnings targets over a three year period. The exercise price of these performance based stock options was equal to the fair market value of the underlying common stock on the grant date. The Company accrues compensation expense for these performance based stock options over the performance period based on changes in the fair market value of the underlying common stock and estimates of the number of stock options to be issued based on the performance targets. Compensation expense charged against (credited to) income for this performance based stock option was $0 in 1999.

    The Company adopted an employee stock purchase plan during 1996. The Company may sell up to 175,000 shares of common stock to its eligible employees under the plan. During 1999, the Company sold 5,743 shares of stock under the plan. The employee is granted the right to purchase the stock at a price equal to fair value at the date of grant, as determined by the Board of Directors. These grants are made to qualified employees each quarter and expire within the month they are granted.

    A summary of option activity for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                1999        1999        1998        1998        1997        1997
                                               COMMON     WEIGHTED     COMMON     WEIGHTED     COMMON     WEIGHTED
                                               SHARES    AVG. PRICE    SHARES    AVG. PRICE    SHARES    AVG. PRICE
                                              --------   ----------   --------   ----------   --------   ----------
Balance, beginning of year..................  454,092       $6.08     400,208       $5.69      13,945       $4.29
  Granted...................................  224,041        5.90      95,193        8.02     428,732        5.63
  Exercised.................................   (5,778)       6.09     (20,519)       5.46     (13,441)       4.43
  Forfeited.................................  (74,355)       6.73     (20,790)       9.98     (29,028)       4.67
Balance, end of year........................  598,000        5.92     454,092        6.08     400,208        5.69
Exercisable, end of year....................  284,500        5.89     174,292        6.05     111,458        5.64
Fair value of options granted...............                $4.02                   $4.07                   $1.49

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

9. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS: (CONTINUED)
    At December 31, 1999, exercise prices for outstanding options ranged from $4.94 to $7.94. For the options outstanding at December 31, 1999, the weighted average contractual life is 8.4 years.

    As of December 31, 1999, outstanding stock options consist of the following:

EXERCISE                                  OPTIONS     WEIGHTED AVG.    WEIGHTED AVG.      OPTIONS     WEIGHTED AVG.
PRICE RANGE                             OUTSTANDING   EXERCISE PRICE   REMAINING LIFE   EXERCISABLE   EXERCISE PRICE
-----------                             -----------   --------------   --------------   -----------   --------------
$4.00 - $5.00.........................     81,000         $4.94              10.0          16,200         $4.94
$5.00 - $6.00.........................    385,000         $5.71               7.8         231,000         $5.71
$6.00 - $7.00.........................     75,000         $6.50               9.6          14,500         $6.51
$7.00 - $8.00.........................     57,000         $7.94               9.0          22,800         $7.94
                                          -------                                         -------
                                          598,000         $5.92               8.4         284,500         $5.89
                                          =======                                         =======

    The Company accounts for the 1997 Plan, options granted outside of the 1997 Plan and the Employee Stock Purchase Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistently with SFAS No. 123 and recognized over the vesting period, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1999       1998       1997
                                                        --------   --------   --------
Net Income:                 As reported...............   $ 656      $2,226     $2,124
                            Pro Forma.................   $ 501      $2,130     $2,024

Basic earnings per share:   As reported...............   $0.16      $ 0.60     $ 0.82
                            Pro Forma.................   $0.12      $ 0.57     $ 0.78

Diluted earnings per
  share:                    As reported...............   $0.16      $ 0.57     $ 0.78
                            Pro Forma.................   $0.12      $ 0.55     $ 0.75

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 1999, 1998, and 1997: risk-free average interest rate of 5.10 percent, 4.56 percent and 7 percent; expected dividend yield was 1.08 percent, 0.58 percent, and 0.58 percent for 1999, 1998, and 1997, respectively; and an expected volatility of 63.61 percent,
38.04 percent and 2.24 percent, respectively. Expected lives for options granted were between 5 and 6 years. Due to the discretionary nature of stock option grants, the compensation cost included in the 1999, 1998 and 1997 pro forma net income per SFAS No. 123 may not be representative of that expected in future years.

10. CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF-BALANCE-SHEET RISK:

    The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of the subsidiaries that arise in the normal course of business and that involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

10. CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF-BALANCE-SHEET RISK:
(CONTINUED)
summary of the subsidiary's undisbursed commitments and contingent liabilities at December 31, 1999 is as follows:

Commitments to extend credit................................  $24,311
Credit card commitments.....................................    3,115
Standby letters of credit...................................      164
                                                              -------
  Total.....................................................  $27,590
                                                              =======

    Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of condition. Because these instruments have fixed maturity dates and many of them expire without being drawn upon, they do not generally present a significant liquidity risk to the Bank.

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

11. BALANCES WITH THE FEDERAL RESERVE BANK:

    The Bank is required to maintain reserves in cash or with the Federal Reserve Bank equal to a percentage of its reservable deposits. Required reserves were approximately $1,067, $1,023, and $929 as of December 31, 1999, 1998, and 1997, respectively.

12. RELATED-PARTY TRANSACTIONS:

    Certain directors, executive officers and their spouses, associates and related organizations, had banking transactions with the Bank in the ordinary course of business. All loans and commitments to loan were made on substantially the same terms and conditions, including collateral required, as comparable transactions with unaffiliated parties. Directors and executive officers are charged the same rates of interest and loan fees as are charged to employees of the Company, which interest rates and fees are slightly lower than charged to nonemployee borrowers. The amounts of loans outstanding to directors, executive officers, principal shareholders, and companies with which they are associated was as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Beginning balance...........................................   $1,701     $1,077
Loans made..................................................       --        943
Loan repayments made........................................     (193)      (319)
Other.......................................................     (109)        --
                                                               ------     ------
Ending balance..............................................   $1,399     $1,701
                                                               ======     ======

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

12. RELATED-PARTY TRANSACTIONS: (CONTINUED)
    Certain officers at December 31, 1998 were no longer officers at December 31, 1999. The balances outstanding to such persons are reflected in the Other category above.

    The chairman of the Company owns a securities brokerage franchise of Raymond James Financial Services, Inc., which leases space from the Company.

13. EMPLOYEE BENEFIT PLAN:

    The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees. The amount of the Company's annual contribution is at the discretion of the Board of Directors. The Company contributed $236 and $164 for he years ended December 31, 1999 and 1998, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    A financial instrument is defined as cash, evidence of ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in the Company's statements of condition are cash, federal funds sold or purchased; debt and equity securities; loans; demand, savings and other interest bearing deposits; notes and debentures. Examples of financial instruments, which are not included in the Company's statements of condition, are commitments to extend credit and standby letters of credit.

    Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

    The fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts are to equal the carrying value of these financial instruments and does not recognize the inherent value of core deposit relationships when determining fair value. Disclosure of the fair value of nonfinancial instruments, such as the Company's premises and equipment, its banking and trust franchises and its core deposit relationships is not required. The Company believes that these nonfinancial instruments have significant fair value.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    - Cash and due from banks--For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

    - Investment securities--For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    - Loans--For certain variable rate loans, fair value is estimated at carrying value, as these loans reprice to market frequently. The fair value of other types of loans is estimated by discounting

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED) the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    - Deposit Liabilities--The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using the rates currently offered for deposits of similar remaining maturities.

    - Short-term borrowing--The carrying amounts of borrowings under repurchase agreements and short-term borrowings approximate their fair values.

    - Long-term borrowing--Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

    - Commitments to extend credit, credit card commitments and standby letters of credit--The fair values of commitments to extend credit, credit card commitments and standby letters of credit were not material as of December 31, 1999 and 1998.

    The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                           1999                      1998
                                                    -------------------       -------------------
                                                    CARRYING     FAIR         CARRYING     FAIR
                                                     AMOUNT     VALUE          AMOUNT     VALUE
                                                    --------   --------       --------   --------
Financial assets:
  Cash and due from banks.........................  $ 19,054   $ 19,054       $ 22,705   $ 22,705
  Investment securities...........................    12,991     12,985         11,530     11,552
  Loans, net of allowances for loan losses........   147,105    147,283        129,160    132,419
  Loans held for sale.............................     2,255      2,255          1,072      1,072
  Federal Home Loan Bank stock....................     3,090      3,090          2,869      2,869
Financial liabilities:
  Demand..........................................    28,004     28,004         33,062     33,062
  Savings and interest-bearing deposits...........    49,591     49,591         47,367     47,367
  Certificates of deposit.........................    60,012     60,139         41,932     42,326
  Short-term borrowings...........................     3,825      3,825          2,275      2,275
  Long-term borrowings............................    24,281     23,308         21,799     22,787

15. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION:

    The Company is principally engaged in community banking activities through its branches and corporate offices. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. Beginning in 1998 with the acquisition of Business Finance Corporation, the Company provides asset based financing to companies throughout the western United States. In the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. These companies specialize in all facets of residential lending including FHA and VA loans, construction loans and bridge loans.

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

15. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: (CONTINUED)

    The community banking, asset based financing activity, and mortgage banking activities are monitored and reported by Company management as separate operating segments. The six separate banking offices have been aggregated into a single reportable segment, Community Banking and the Mortgage Banking is included as a segment. The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as Other in the following table below.

    The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that some operating expenses are not allocated to segments.

    Summarized financial information for the years ended December 31, 1999 and 1998 concerning the Company's reportable segments is shown in the following tables.

                                                     MORTGAGE   HOLDING
1999                                      BANKING    BANKING    COMPANY     OTHER     INTERSEGMENT   CONSOLIDATED
----                                      --------   --------   --------   --------   ------------   ------------
Interest income.........................  $ 14,118    $1,187    $   586     $1,482      $   (654)      $ 16,719
Interest expense........................     5,638        --         --        264          (654)         5,248
                                          --------    ------    -------     ------      --------       --------
  Net interest income...................     8,480     1,187        586      1,218            --         11,471
Provision for loan loss.................       963        --          8        378            --          1,349
Noninterest income......................     1,311       514         --         --            --          1,825
Noninterest expense.....................     7,220     1,948        900        803            --         10,871
                                          --------    ------    -------     ------      --------       --------
Income before tax.......................     1,608      (247)      (322)        37            --          1,076
Provision for income
  Taxes.................................       554       (84)       (95)        45            --            420
                                          --------    ------    -------     ------      --------       --------
Net income..............................  $  1,054    $ (163)   $  (227)    $   (8)     $     --       $    656
                                          ========    ======    =======     ======      ========       ========

Depreciation and amortization...........  $    903    $   83    $    --     $  112      $     --       $  1,098
                                          ========    ======    =======     ======      ========       ========

Assets..................................  $190,244    $1,977    $31,594     $6,588      $(31,908)      $198,495
                                          ========    ======    =======     ======      ========       ========

                                                     MORTGAGE   HOLDING
1998                                      BANKING    BANKING    COMPANY     OTHER     INTERSEGMENT   CONSOLIDATED
----                                      --------   --------   --------   --------   ------------   ------------
Interest income.........................  $ 15,315    $   --    $   495     $  556      $   (528)      $ 15,838
Interest expense........................     6,411        --         30         60          (528)         5,973
                                          --------    ------    -------     ------      --------       --------
  Net interest income...................     8,904        --        465        496            --          9,865
Provision for loan loss.................       509        --         --         --            --            509
Noninterest income......................       978        --         --         --            --            978
Noninterest expense.....................     5,910        --        800        217            --          6,927
                                          --------    ------    -------     ------      --------       --------
Income before tax.......................     3,463        --       (335)       279            --          3,407
Provision for income
  Taxes.................................     1,183        --        (97)        95            --          1,181
                                          --------    ------    -------     ------      --------       --------
Net income..............................  $  2,280    $   --    $  (238)    $  184      $     --       $  2,226
                                          ========    ======    =======     ======      ========       ========

Depreciation and amortization...........  $    492    $   --    $    --     $   32      $     --       $    524
                                          ========    ======    =======     ======      ========       ========

Assets..................................  $174,563    $   --    $31,014     $4,797      $(32,029)      $178,345
                                          ========    ======    =======     ======      ========       ========

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

16. ACQUISITIONS

    On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $840,000 in cash and common stock may be issued under the terms of a two-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage operates as a division of Cowlitz Bank and serves customers throughout the greater Bellevue/Seattle market area.

    On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $697,000. Remaining payments of approximately $180,000 in cash may be paid under the terms of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

    On September 1, 1999, the Company acquired Bay Escrow, of Seattle, Washington. The acquisition was accounted for using the purchase method, including a cash payment of $164,000. Bay Escrow operates as a division of Cowlitz Bank and completes escrow transactions for Bay Mortgage.

    The following table reconciles the acquisition of Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. As part of these transactions, $2.3 million was recorded in goodwill and is amortized on a straight-line basis over a fifteen year period:

                                           BAY MORTGAGE   BAY MORTGAGE   BAY ESCROW
                                             BELLEVUE       SEATTLE       SEATTLE
                                           ------------   ------------   ----------
Fair value of assets acquired,
  including goodwill.....................     $6,623          $793          $171
Less liabilities assumed.................      4,646            96             7
Less stock issued........................        977            --            --
                                              ------          ----          ----
Cash paid for acquisition................      1,000           697           164
Less cash acquired.......................         89           146            61
                                              ------          ----          ----
Net cash paid in acquisition.............     $  911          $551          $103
                                              ======          ====          ====

    On August 31, 1998, the Company acquired BFC of Bellevue, Washington. A cash payment of approximately $1,776 was made and 51,282 shares of Company stock with a total value of $465 were issued in connection with the acquisition. The BFC acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of BFC for the period from August 31, 1998 are included in the accompanying consolidated financial statements. The purchase

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

16. ACQUISITIONS (CONTINUED)
price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets acquired and liabilities assumed is summarized as follows:

Factored receivables........................................   $2,357
Other assets................................................      273
Goodwill....................................................    1,571
Liabilities assumed.........................................   (1,836)
Stock issued................................................     (465)
                                                               ------
Cash paid for acquisition...................................    1,900
Cash acquired...............................................     (124)
                                                               ------
Net cash paid for acquisition...............................   $1,776
                                                               ======

    The following unaudited pro forma financial information for the Company gives effect to the acquisitions of BFC, Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington and Bay Escrow as if they had occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future for the combined companies under the ownership and management of the Company. The pro forma results include certain adjustments, such as additional expense, as a result of goodwill amortization.

                                                            PRO FORMA
                                                           (UNAUDITED)
                                              -------------------------------------
                                                 YEAR ENDED          YEAR ENDED
                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                              -----------------   -----------------
Interest income.............................       $19,664             $22,622
Net income..................................       $   856             $ 2,823
Diluted earnings per share..................       $  0.21             $  0.70

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

17. PARENT-COMPANY-ONLY FINANCIAL DATA:

    The following sets forth condensed financial information of the Company on a stand-alone basis:

                            STATEMENTS OF CONDITION
                                (UNCONSOLIDATED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Assets:
  Cash and due from depository institutions.................  $ 6,501    $11,250
  Loans, net................................................      492         --
  Investment in bank subsidiary.............................   19,240     16,458
  Investment in non-bank subsidiary.........................    2,386      2,424
  Receivables due from non-bank subsidiary..................    2,294        579
  Other assets..............................................      681        320
                                                              -------    -------
        Total assets........................................  $31,594    $31,031
                                                              =======    =======
Liabilities and shareholders' equity:
  Liabilities:
    Long-term borrowings....................................  $    --    $    --
    Other liabilities.......................................      104        111
                                                              -------    -------
        Total liabilities...................................      104        111
Shareholders' equity........................................   31,490     30,920
                                                              -------    -------
        Total liabilities and shareholders' equity..........  $31,594    $31,031
                                                              =======    =======

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

17. PARENT-COMPANY-ONLY FINANCIAL DATA: (CONTINUED)
                              STATEMENTS OF INCOME
                                (UNCONSOLIDATED)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Income:
  Income from subsidiaries..................................    $571      $  495     $   54
  Other income..............................................      15          --         --
                                                                ----      ------     ------
        Total income........................................     586         495         54
                                                                ----      ------     ------
Expenses:
  Interest expense..........................................      --          30        116
  Other expense.............................................     907         800        353
                                                                ----      ------     ------
        Total expense.......................................     907         830        469
                                                                ----      ------     ------
        Loss before income tax benefit and equity in
          Undistributed earnings of subsidiaries............    (321)       (335)      (415)
Income tax benefit..........................................      95          97        135
                                                                ----      ------     ------
        Net loss before equity in undistributed earnings Of
          subsidiaries......................................    (226)       (238)      (280)
Equity in undistributed earnings of subsidiaries............     882       2,464      2,404
                                                                ----      ------     ------
        Net income..........................................    $656      $2,226     $2,124
                                                                ====      ======     ======

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

17. PARENT-COMPANY-ONLY FINANCIAL DATA: (CONTINUED)
                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flow from operating activities:
  Net income................................................  $   656    $ 2,226    $ 2,124
  Adjustments to reconcile net income to net cash (used for)
    operating activities:
    Undistributed earnings of the subsidiaries..............     (882)    (2,464)    (2,404)
    Decrease (increase) in other assets.....................     (359)      (164)      (149)
    Increase (decrease) in other liabilities................       (7)        77         23
                                                              -------    -------    -------
      Net cash used by operating activities.................     (592)      (325)      (406)
                                                              -------    -------    -------
Cash flows from investing activities:
  Increase in loans.........................................     (500)        --         --
  Capital payments from bank................................       --         --        500
  Acquisition of business, net of cash acquired.............     (967)    (1,776)        --
  Advances to subsidiaries..................................   (5,104)      (579)        --
  Repayment of advances to subsidiaries.....................    3,393         --         --
                                                              -------    -------    -------
      Net cash (used for) provided by investing
        activities..........................................   (3,178)    (2,355)       500
                                                              -------    -------    -------
Cash flows from financing activities:
  Net repayments of long-term borrowings....................       --     (1,319)      (159)
  Purchase of treasury stock................................     (732)      (494)        --
  Proceeds from issuance of common stock....................       34     15,018         67
  Dividends paid............................................     (281)      (212)      (126)
                                                              -------    -------    -------
      Net cash provided by (used for) financing
        activities..........................................     (979)    12,993       (218)
                                                              -------    -------    -------
      Net increase (decrease) in cash and cash
        equivalents.........................................   (4,749)    10,313       (124)
      Cash and cash equivalents at beginning of year........   11,250        937      1,061
                                                              -------    -------    -------
      Cash and cash equivalents at end of year..............  $ 6,501    $11,250    $   937
                                                              =======    =======    =======

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                     MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                     --------   --------   ------------   -----------
1999
Interest income....................................   $4,053     $3,806       $4,587        $4,273
Interest expense...................................    1,459      1,345        1,386         1,058
                                                      ------     ------       ------        ------
Net interest income................................    2,594      2,461        3,201         3,215
Provision for loan losses..........................     (634)      (196)        (235)         (284)
Noninterest income.................................      271        385          544           625
Noninterest expense................................    2,076      2,135        3,288         3,372
                                                      ------     ------       ------        ------
  Income before income taxes.......................      155        515          222           184
Provision for income taxes.........................       53        200           88            79
                                                      ------     ------       ------        ------
  Net income.......................................   $  102     $  315       $  134        $  105
                                                      ======     ======       ======        ======
Basic earnings per share...........................   $  .03     $  .08       $  .03        $  .03
                                                      ======     ======       ======        ======
Diluted earnings per share.........................   $  .02     $  .08       $  .03        $  .03
                                                      ======     ======       ======        ======

                                                     MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                     --------   --------   ------------   -----------
1998
Interest income....................................   $3,781     $4,189       $4,104        $4,292
Interest expense...................................    1,661      1,722        1,571         1,547
                                                      ------     ------       ------        ------

Net interest income................................    2,120      2,467        2,533         2,745
Provision for loan losses..........................     (106)       (26)        (111)         (266)
Noninterest income.................................      264        231          239           244
Noninterest expense................................    1,619      1,681        1,734         1,893
                                                      ------     ------       ------        ------
  Income before income taxes.......................      659        991          927           830
Provision for income taxes.........................      224        337          315           305
                                                      ------     ------       ------        ------
  Net income.......................................   $  435     $  654       $  612        $  525
                                                      ======     ======       ======        ======
Basic earnings per share...........................   $  .15     $  .16       $  .15        $  .13
                                                      ======     ======       ======        ======
Diluted earnings per share.........................   $  .14     $  .15       $  .15        $  .13
                                                      ======     ======       ======        ======

19. SUBSEQUENT EVENT

    On September 14, 1999, the Company announced a definitive agreement to acquire Northern Bank of Commerce (NBOC). Under the terms of the definitive agreement, the shareholders of NBOC would receive up to .82584 shares of the Company's common stock and $1.63 in cash for each share of NBOC stock. The amount of stock merger consideration would be reduced if NBOC shareholders' equity did not meet specified thresholds immediately prior to the closing date. The cash portion of the merger consideration would be deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a two-year period following the merger. The merger required the approval of both

                    COWLITZ BANCORPORATION AND SUBSIDIARIES

(AMOUNTS IN THOUSANDS OF DOLLARS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

19. SUBSEQUENT EVENT (CONTINUED)
the shareholders of the Company and NBOC. The Company's shareholders approved the acquisition on February 17, 2000. The shareholders of NBOC declined to approve the merger at a special shareholders meeting on March 9, 2000 and as a result NBOC exercised its rights to terminate the merger agreement. The Company and NBOC are continuing their negotiations regarding a possible merger. The Company has deferred approximately $470,000 of costs incurred as of December 31, 1999, related to the merger, primarily legal, printing and accounting, that are included in the other asset caption of the December 31, 1999 consolidated statement of condition.

    Effective March 22, 2000, the President and Chief Operating Officer of the Company resigned his position. As a result of his departure, during the first quarter of 2000, the Company will record a severance charge of approximately $540,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is incorporated by reference to the sections entitled "Security ownership of directors and executive officers, Election of directors, Information regarding the board of directors and its committees," in the Company's 2000 Proxy Statement.

ITEM 11 EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's 2000 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference entitled "Security ownership of directors and executive officers" in the Company's 2000 Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference entitled "Related party transactions" in the Company's 2000 Proxy Statement.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a. No Form 8-Ks were filed during the fourth quarter.

    b. The exhibit list is set forth on the Exhibit Index included herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                                       COWLITZ BANCORPORATION
                                                       (Registrant)

                                                            /s/ BENJAMIN NAMATINIA
                                                            -----------------------------------------
                                                            Benjamin Namatinia
                                                            CHAIRMAN/CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23rd day of March 2000.

     Principal Executive Officer:

        /s/ BENJAMIN NAMATINIA
    -------------------------------                   Chairman/Chief Executive Officer
          Benjamin Namatinia

     Principal Executive Officer:

           /s/ DON P. KISER
    -------------------------------                Vice President/Chief Financial Officer
             Don P. Kiser

          Accounting Officer:

         /s/ DONNA P. GARDNER
    -------------------------------                  Vice-President/Secretary-Treasurer
           Donna P. Gardner

Remaining Directors:

   /s/ CHARLES W. JARRETT                            /s/ MARK F. ANDREWS, JR.
---------------------------        Director        ---------------------------        Director
     Charles W. Jarrett                                Mark F. Andrews, Jr.

    /s/ E. CHRIS SEARING                               /s/ LARRY M. LARSON
---------------------------        Director        ---------------------------        Director
      E. Chris Searing                                   Larry M. Larson

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