Form 10-Q
period 2000-03-31
COWLITZ BANCORPORATION
filed 2000-05-12
CIK 894267

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q

           [X] Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                      For the quarter ended March 31, 2000

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

Yes__X___         No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 2000:        3,978,119

                                TABLE OF CONTENTS


                                                                                           Page


Part I
Financial Statements

         Consolidated Balance Sheets -
         March 31, 2000 and December 31, 1999                                               3

         Consolidated Statements of Income -
         Three months ended March 31, 2000 and March 31, 1999                               4

         Consolidated Statements of Changes in Shareholders' Equity                         5

         Consolidated Statements of Cash Flows
         Three months ended March 31, 2000 and March 31, 1999                               6


         Notes to Consolidated Financial Statements                                         7

         Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                         11

Part II

Other

         Submission of Matters to a Vote of Security Holders                               19

         Other information                                                                 19

         Exhibits and Reports on Form 8-K                                                  19

         Signatures                                                                        20

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                (in thousand of dollars, except number of shares)

                                                                        March 31,        December 31,
                                                                        2000             1999
                                                                        (unaudited)
ASSETS
Cash and due from banks...........................................     $  20,261        $  19,054
Investment securities:
   Investments available-for-sale (at fair value, cost of $4,490 and
     $8,484 at March 31, 2000 and December 31, 1999,
     respectively)................................................         4,431            8,427
   Investments held-to-maturity (at amortized cost, fair value of
     $4,555 and $4,558 at March 31, 2000 and December 31, 1999,
     respectively)................................................         4,564            4,564
                                                                       ---------        ---------
     Total investment securities..................................         8,995           12,991
                                                                       ---------        ---------

Loans.............................................................       170,104          149,386
Allowance for loan losses.........................................        (2,585)          (2,281)
                                                                       ---------        ---------
   Loans, net.....................................................       167,519          147,105
                                                                       ---------        ---------
Loans held for sale...............................................         5,283            2,255
Premises and equipment, net of accumulated depreciation of $2,657 and $2,49 1at March 31, 2000 and December 31, 1999,
   respectively...................................................         5,802            5,930
Federal Home Loan Bank stock......................................         3,147            3,090
Intangible assets, net of accumulated amortization of $1,008 and
   $877 at March 31, 2000 and December 31, 1999, respectively.....         4,832            4,963
Other assets......................................................         3,177            3,107
                                                                       ---------        ---------
     Total assets.................................................     $ 219,016        $ 198,495
                                                                       =========        =========

LIABILITIES
Deposits:
   Demand.........................................................     $  31,156        $  28,004
   Savings and interest-bearing demand............................        65,412           49,591
   Certificates of deposit........................................        57,890           60,012
                                                                       ---------        ---------
     Total deposits...............................................       154,458          137,607
Short-term borrowings.............................................         2,025            3,825
Long-term borrowings..............................................        29,736           24,281
Other liabilities.................................................         1,827            1,292
                                                                       ---------        ---------
     Total liabilities............................................     $ 188,046         $167,005
                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 and no shares authorized as of March 31, 2000 and December 31, 1999, respectively; no shares issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively................................     $       -        $       -
Common stock, no par value; 25,000,000 authorized as of
   March 31, 2000 and December 31, 1999, respectively; 3,975,450 and 4,022,052 shares issued and outstanding at March 31, 2000
   and December 31, 1999, respectively............................        18,292           18,530
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................        11,178           11,460
Accumulated other comprehensive income(loss)......................           (38)             (38)
                                                                       ---------        ---------
     Total shareholders' equity...................................        30,970           31,490
                                                                       ---------        ---------
     Total liabilities and shareholders' equity...................     $ 219,016        $ 198,495
                                                                       =========        =========

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)

                                                                           Three months ended
                                                                                   March 31,
                                                                            2000             1999
                                                                       ---------        ---------
                                                                              (unaudited)
INTEREST INCOME
Interest and fees on loans........................................     $   4,840        $   3,544
Interest on taxable investment securities.........................           217              215
Interest on non-taxable investment securities.....................             2                2
Interest from other banks.........................................            86              132
                                                                       ---------        ---------
   Total interest income..........................................         5,145            3,893
                                                                       ---------        ---------

INTEREST EXPENSE
Savings and interest-bearing demand...............................           449              358
Certificates of deposit...........................................           837              543
Short-term borrowings.............................................            37               31
Long-term borrowings..............................................           348              367
                                                                       ---------        ---------
   Total interest expense.........................................         1,671            1,299
                                                                       ---------        ---------
   Net interest income before provision for loan losses...........         3,474            2,594

PROVISION FOR LOAN LOSSES.........................................          (370)            (634)
                                                                       ---------        ---------
   Net interest income after provision for loan losses............         3,104            1,960
                                                                       ---------        ---------

NONINTEREST INCOME
   Service charges on deposit accounts............................           171              157
   Gains on loans sold............................................           102                -
   Fiduciary income...............................................            73               23
   Other income...................................................           188               91
   Net gains on sales of available-for-sale securities............             6                -
                                                                       ---------        ---------
     Total noninterest income.....................................           540              271
                                                                       ---------        ---------

NONINTEREST EXPENSE
   Salaries and employee benefits.................................         2,581            1,166
   Net occupancy and equipment expense............................           461              252
   Business tax expense...........................................            91               65
   Amortization of intangibles....................................           132               84
   Other operating expense........................................           669              509
                                                                       ---------        ---------
     Total noninterest expense....................................         3,934            2,076
                                                                       ---------        ---------
     Income(loss) before income tax expense(benefit)..............          (290)             155

INCOME TAX EXPENSE(BENEFIT).......................................           (80)              53
                                                                       ---------        ---------
     Net income(loss).............................................     $    (210)       $     102
                                                                       =========        =========

BASIC EARNINGS (LOSS) PER SHARE...................................     $  (0.05)        $    0.03
DILUTED EARNINGS (LOSS) PER SHARE.................................     $  (0.05)        $    0.02

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)

                                                                                       Accumulated
                                                               Additional                 Other        Total
                                             Common Stock        Paid-in    Retained  Comprehensive Shareholders' Comprehensive
                                         Shares       Amount     Capital    Earnings   Income(loss)    Equity      Income(loss)

BALANCE AT DECEMBER 31, 1998              4,001,999     18,251      1,538     11,085         46       30,920
Comprehensive Income:
  Net income...........................           -          -          -        656          -          656          $ 656
  Net change in unrealized gains (losses) on
     investments available-for-sale, net
     of deferred taxes of $43..........           -          -          -          -        (84)         (84)           (84)
                                                                                                                   --------
  Other comprehensive income (loss), net
     of tax............................           -          -          -          -          -            -            (84)
                                                                                                                   --------
  Comprehensive Income.................           -          -          -          -          -            -          $ 572
  Issuance of common stock for cash....       5,743         34          -          -          -           34
  Purchase of treasury stock...........    (134,500)      (732)         -          -          -         (732)
  Issuance of common stock for acquisition  148,810        977          -          -          -          977
  Cash dividends paid ($.07 per share).           -          -          -       (281)         -         (281)
                                         ----------   --------   --------   --------     ------    ---------

BALANCE AT DECEMBER 31, 1999              4,022,052    $18,530     $1,538    $11,460       $(38)     $31,490
Comprehensive Income:
  Net income(loss).....................           -          -          -       (210)         -         (210)         $(210)
  Net change in unrealized gains (losses) on
     investments available-for-sale, net
     of deferred taxes of $0...........           -          -          -          -          -            -              -
                                                                                                                   --------
  Other comprehensive income (loss), net
     of tax............................           -          -          -          -          -            -              -
                                                                                                                   --------
  Comprehensive Income(Loss)...........           -          -          -          -          -            -          $(210)
  Issuance of common stock for cash....       4,680         18          -          -          -           18
  Purchase of treasury stock...........     (51,282)      (256)         -          -          -         (256)
  Cash dividends paid ($.018 per share)           -          -          -        (72)         -          (72)
                                         ----------   --------   --------   --------     ------    ---------

BALANCE AT MARCH 31, 2000                 3,975,450    $18,292     $1,538    $11,178      $(38)      $30,970
                                         ==========   ========   ========   ========     ======    =========


          The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                           Three months ended
                                                                                March 31,
                                                                            2000             1999
                                                                       ---------        ---------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).................................................  $    (210)       $     102
   Adjustments to reconcile net income (loss) to net cash provided by
     Operating activities:
     Depreciation and amortization...................................        297              227
     Provision for loan losses.......................................        370              634
     Net losses (gains) on sales of investments available-for-sale...         (6)               -
     Net amortization of investment security premiums and accretion
       of discounts..................................................          -               (1)
     (Gains) on loans sold...........................................       (102)               -
     Origination of loans held for sale..............................    (20,464)               -
     Proceeds of loans sales.........................................     17,538                -
     (Increase) in other assets......................................        (68)             (95)
     Increase (decrease) in other liabilities........................        535             (114)
     Federal Home Loan Bank stock dividends..........................        (57)             (56)
                                                                       ---------        ---------
         Net cash provided by (used in) operating activities.........     (2,167)             697
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity................................................          -              991
   Proceeds from sales and maturities of investment securities
     available-for-sale..............................................      4,000            1,000
   Purchases of investment securities:
     Held-to-maturity................................................          -             (990)
     Available-for-sale..............................................          -                -
   Net (increase) decrease in loans..................................    (20,784)           3,288
   Purchases of premises and equipment...............................        (38)            (210)
                                                                       ---------        ---------
       Net cash (used in) provided by investment activities..........    (16,822)           4,079
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest bearing
     demand deposits.................................................     18,973              450
   Net increase (decrease) in certificates of deposit................     (2,122)          (3,190)
   Dividends paid....................................................        (72)             (60)
   Net increase (decrease) in short-term borrowings..................     (1,800)             200
   Proceeds of long-term borrowings..................................     11,000                -
   Repayment of long-term borrowings.................................     (5,545)            (196)
   Repurchase of common stock........................................       (256)               -
   Issuance of common stock for cash, net of amount paid for ........
       fractional shares.............................................         18                3
                                                                       ---------        ---------
       Net cash provided by shares financing activities..............     20,196           (2,793)
                                                                       ---------        ---------
       Net increase (decrease) in cash and due from banks............      1,207            1,983

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR.........................     19,054           22,705
                                                                       ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD.............................  $  20,261        $  24,688
                                                                       =========        =========

The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

1. Nature of Operations

   Cowlitz Bancorporation (the Company) is a holding company located in southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the
Bank), a Washington state-chartered commercial bank, is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. The Company acquired Business Finance Corporation (BFC) of Bellevue, Washington during the third quarter of 1998. Business Finance Corporation provides asset based financing to companies throughout the western United States. During the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area. Also during the third quarter of 1999, the Company open a DE NOVO branch in Bellevue, Washington, doing business as Bay Bank and acquired Bay Escrow of Seattle, Washington. Bay Escrow will operate as a division of Cowlitz Bank and will complete escrow transactions for Bay Mortgage.

2. Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

   The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000.

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

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

5.       Earnings Per Share

 The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                       Weighted          Per Share
                                                   Net Income(Loss)    Avg. Shares       Amount

                                                            For the quarter ended March 31, 2000

                  Basic earnings (loss) per share    $  (210)            4,008,851      $(.05)
                  Stock Options                                                  -
                  Diluted earnings (loss) per share  $  (210)            4,008,851      $(.05)


                                                            For the quarter ended March 31, 1999

                  Basic earnings per share           $   102             4,002,343      $ .03
                  Stock Options                                             93,828
                  Diluted earnings per share         $   102             4,096,171      $ .02

   For the periods reported the Company had no reconciling items between net income(loss) and income(loss) available to common shareholders.

   At March 31, 2000 there were no dilutive stock options due to the Company's net loss.

   Options to purchase 61,000 shares of common stock at a price of $7.94 were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in 2008.

6.       Recently Issued Accounting Standards

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

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

   In May 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000.

   The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operation.

7.       Comprehensive Income

   For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

   The components of comprehensive income(loss) for the periods ended March 31, 2000 and 1999 are as follows:

                                                   Three months ended
                                                       March 31
                                                     2000       1999
   Unrealized gain (loss) arising during
     the period, net of tax                          $  6       $(22)
   Reclassification adjustment for net
     realized gains (losses) on
     securities available-for-sale
     included in net income during the
     year, net of tax of $2 and $0                      6          -
                                                     ----       ----
   Comprehensive income(loss)                      $    -       $(22)
                                                     ====       ====


8. Segments of an Enterprise and Related Information:

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

   The community banking, asset based financing activity, and mortgage-banking activities are monitored and reported by Company management as separate operating segments. The six separate banking offices have been aggregated into a single reportable segment, Community Banking and the Mortgage Banking is included as a segment. The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as Other in the following table below.

   The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 1999 annual report, except that some operating expenses are not allocated to segments.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the period ended March 31, 2000 and 1999 concerning the Company's reportable segments is shown in the following tables.

                        Three months ended March 31, 2000

                                        Mortgage    Holding
                            Banking     Banking      Company       Other      Intersegment      Consolidated
Interest income.......   $    4,203   $     592   $      134   $     382      $       (166)    $       5,145
Interest expense......        1,739           -            -          98              (166)            1,671
                         ----------   ---------   ----------   ---------      ------------     -------------
   Net interest income        2,464         592          134         284                 -             3,474
Provision for loan loss         348           -            -          22                 -               370
Noninterest income....          349         191            -           -                 -               540
Noninterest expense...        2,432       1,087          201         214                 -             3,934
                         ----------   ---------   ----------   ---------      ------------     -------------
Income(loss) before
   tax................           33        (304)         (67)         48                 -              (290)
Provision(benefit) for
    income taxes......           11        (103)         (20)         32                 -               (80)
                         ----------   ---------   ----------   ----------     ------------     -------------
Net income(loss)......   $       22   $    (201)  $      (47)  $      16      $          -     $        (210)
                         ==========   =========   ===========  =========      ============     =============


                        Three months ended March 31, 1999

                                       Mortgage      Holding
                            Banking    Banking       Company       Other       Intersegment     Consolidated

Interest income.......   $    3,617   $       -   $      138   $     298      $       (160)    $       3,893
Interest expense......        1,418           -            -          41              (160)            1,299
                         ----------   ---------   ----------   ---------      ------------     -------------
   Net interest income        2,199           -          138         257                 -             2,594
Provision for loan loss         286           -            -         348                 -               634
Noninterest income....          271           -            -           -                 -               271
Noninterest expense...        1,651           -          216         209                 -             2,076
                         ----------   ---------   ----------   ---------      ------------     -------------
Income(loss) before
   tax................          533           -          (78)       (300)                -               155
Provision(benefit) for
   income taxes.......          181           -          (26)       (102)                -                53
                         ----------   ---------   ----------   ----------     ------------     -------------
Net income(loss)......   $      352   $       -   $      (52)  $    (198)     $          -     $         102
                         ==========   =========   ==========   =========      ============     =============


9.       Subsequent Events

   On April 25, 2000, the Company announced a definitive agreement to acquire Northern Bank of Commerce "NBOC". The company will account for the all cash transaction using the purchase method. Under the terms of the definitive agreement, the shareholders of NBOC will receive up to $3.35 in cash for each share of NBOC stock, subject to adjustment based on NBOC's equity at closing. $1 million of the merger consideration will be deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a one year period following the merger. The transaction is expected to close during the third quarter of 2000.

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

Results of Operations

   During the first quarter of 2000 the Company had a net loss of $210,000 compared to net income of $102,000 in the first quarter of 1999. The primary reason for the loss for the three month period ending March 31,2000 was an increase in noninterest expense. Non interest expense increased from $2.1 million in the first quarter of 1999 compared to $3.9 million during the comparable period in 2000. One factor contributing to this increase was a severance charge of $540,000 after the resignation of the Company's Chief Operating Officer and Cowlitz Bank's President and Chief Executive Officer, Charles W. Jarrett. Also contributing to the increase in noninterest expense was the Company's recent business expansion activities.

   The Company's revenues (net interest income before provision for loan losses and non interest income) have increased 40% in the first quarter of 2000 compared to the like period in 1999 and assets have grown 10% in the first quarter of 2000. Cowlitz Bank's Bellevue, Washington branch, doing business as Bay Bank, has made a significant contribution to the Company's growth, adding $17.5 million in loans and $10.9 million in deposits in the first quarter of 2000. Bay Mortgage and Bay Escrow, acquired in the third quarter of 1999, have also contributed to income through interest and fees on loans held for sale.

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

   Net interest income for the quarter ended March 31, 2000 was $3.5 million, which was an increase of 33.9% from $2.6 million at March 31, 1999. The overall tax-equivalent earning asset yield was 11.22% at March 31, 2000 compared to 10.00% at March 31, 1999. Average earning assets increased to $183.4 million at March 31, 2000 compared to $155.7 million at March 31, 1999. The increase in interest income was a result of the increase in interest earning assets and investing funds in higher yielding loans at BFC, the Bank's mortgage division and the new branch in Bellevue, Washington. The yield has also increased on existing loans as the prime rate has increased.

   The average cost of interest bearing liabilities increased slightly to 4.75% at March 31, 2000 compared to 4.60% at March 31, 1999. Average interest bearing liabilities increased $27.7 million from March 31, 1999 to March 31, 2000. Certificates of deposit increased to $57.9 million at March 31, 2000 compared to $38.7 million at March 31, 1999 primarily due to a local marketing campaign. Savings deposits and money market accounts also increased primarily through the opening of the new branch in Bellevue, Washington. The increase in the average cost of interest bearing liabilities is primarily a result of higher interest paid for certificates of deposit due to pricing conditions in the Company's market area.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.


                                      Three Months Ended
(unaudited)                                   March 31,             Increase
(in thousands of dollars)                2000         1999          (Decrease)         Change
                                      --------     ---------        ---------          ------
Interest income (1)................   $  5,146     $   3,894        $    1,252           32.2%
Interest expense...................      1,671         1,299               372           28.6%
                                      --------     ---------        ----------
Net interest income................   $  3,475     $   2,595        $      880           33.9%
                                      ========     =========        ==========

Average interest earning assets....   $183,447     $ 155,737            27,710           17.8%
Average interest bearing liabilities  $140,769     $ 113,034            27,735           24.5%

Average yields earned (2)..........      11.22%        10.00%             1.22
Average rates paid (2).............       4.75%         4.60%              .15
Net interest spread (2)............       6.47%         5.40%             1.07
Net interest margin (2)............       7.58%         6.67%              .91

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the three months ended March 31, 2000 and 1999 have been annualized.

Market Risk

   Interest rate risk and credit risks are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Management has assessed these risks and feels that there has been no material change since December 31, 1999.

Non-Interest Income

   Non-interest income consists of the following components:

                                                          MARCH 31,
                                                       2000      1999

Service charge on deposit accounts............        $171       $157
Gains on loans sold...........................         102          -
Fiduciary income..............................          73         23
Escrow fees...................................          57          -
Credit Card income............................          41         30
Loan underwriting fees........................          33          -
ATM income....................................          16         11
Safe deposit box fees.........................          28         29
Other miscellaneous fees and income...........          19         21
                                                      ----       ----
Total non-interest income.....................        $540       $271
                                                      ====       ====

   Non-interest income increased to $540,000 at March 31, 2000 from $271,000 in the corresponding period in 1999, largely as a result of the increase in noninterest income generated by the mortgage lending activities including gain on loans sold, escrow fees and loan underwriting fees. These fees were related to the Company's third quarter 1999 acquisitions of Bay Mortgage and Bay Escrow. Also contributing to the increase was the growth in fiduciary income. The Company's trust services opened in April 1997 and this service continues to expand.

Non-Interest Expense

   Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premiums, professional fees, and other non-interest expenses. Non-interest expenses increased 89.5% to $3.9 million for the quarter ended March 31, 2000 compared to $2.1 million for the quarter ended March 31, 1999, primarily due to increased staffing costs. Also contributing was an increase in occupancy expense and amortization of goodwill from the acquisitions in the third quarter of 1999.

   Salaries and benefits expense of $2.6 million at March 31, 2000 represents an increase of $1.4 million from $1.2 million at March 31, 1999. Contributing to this increase was a severance charge of $540,000 related to the resignation of the Company's President and Chief Operating Officer. This increase is also a result of the addition of employees after the recent acquisitions as well as ordinary salary increases for existing employees generally ranging from three to six percent a year. At March 31, 2000, the Company had 166 full-time equivalent employees compared to 110 at March 31, 1999.

   Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at March 31, 2000 was $461,000 or 82.9% higher than $252,000 at March 31, 1999. The increase in occupancy expense in 1999 was due primarily to the increase of $137,000 in lease payments after the acquisition of Bay Mortgage and the start up of Bay Bank in Bellevue, Washington and additional depreciation and service costs on equipment at these locations.

   Other operating expense such as insurance, legal and accounting expenses, service charges, postage and other business expenses were $669,000 at March 31, 2000 and $509,000 at March 31, 1999. The increase from quarter to quarter was due to the Company's continued growth and expansion.

Income Taxes

   The provision (benefit) for income taxes amounts to $(80,000) and $53,000 at March 31, 2000 and 1999, respectively. The provision resulted in an effective tax rate of (27.6)% and 34.2% for March 31, 2000 and 1999, respectively.

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

   The Company's provision for loan losses was $370,000 and $634,000 for the quarters ended March 31, 2000 and 1999, respectively. The provision declined in the first quarter of 2000 primarily due to the provision made in the first quarter of 1999 at the Company's subsidiary Business Finance Corporation (BFC). During the first quarter of 1999, the Company determined that approximately $348,000 in receivables purchased by BFC may not be collectible. These receivables were charged off during the first quarter of 1999. Net charge-offs declined to $66,000 at March 31, 2000 compared to net charge-offs of $460,000 at March 31, 1999. Total charge-offs were

$87,000 at March 31, 2000 and $496,000 at March 31, 1999. Management continues to closely monitor the loan quality and existing relationships.

   Nonaccrual loans were $1.8 million at March 31, 2000 and $3.0 million at March 31, 1999. From year to year, nonaccrual loans declined primarily in commercial loans secured by real estate. These loans were either paid off or moved to OREO and has subsequently been sold. BFC accounted for approximately $308,000 and $300,000 of these nonaccrual loans at March 31, 2000 and 1999, respectively, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $983,000 and $2.0 million of the non-accrual loans reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with various collateral. Any losses on nonaccrual loans which are considered probable, have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed in the Allowance for Loan Losses disclosure. The decrease in the provision for loan losses is largely reflective of the lower level of charge-offs and the decline in nonaccrual loans discussed previously. For a more detailed discussion see Allowance for Loan Losses disclosure.

   The following table shows the Company's loan loss performance for the periods indicated:

                                                                   Quarter Ended      Year Ended
(unaudited)                                                            March 31,      December 31,
(in thousands of dollars)                                              2000           1999
                                                                       ---------      ---------
Loans outstanding at end of period................................     $ 170,104      $ 149,386
Average loans outstanding during the period.......................     $ 160,207      $ 132,002

Allowance for loan losses, beginning of period....................     $   2,281      $   1,814
Loans charged off:
   Commercial.....................................................            77            838
   Real Estate....................................................             -             41
   Consumer.......................................................             -             50
   Credit Cards...................................................            10             96
                                                                       ---------      ---------
     Total loans charged-off......................................            87          1,025
                                                                       ---------      ---------

Recoveries:
   Commercial.....................................................            14            104
   Real Estate....................................................             -             15
   Consumer.......................................................             -              1
   Credit Cards...................................................             7             23
                                                                       ---------      ---------
     Total recoveries.............................................            21            143
                                                                       ---------      ---------
Provision for loan losses.........................................           370          1,349
Adjustment incident to acquisition................................             -              -
                                                                       ---------      ---------
Allowance for loan losses, end of period..........................     $   2,585      $   2,281
                                                                       =========      =========

Ratio of net loans charged-off to average loans outstanding.......          .04%            .67%
Ratio of allowance for loan losses to loans at end of period......         1.52%           1.53%

Loans

   Total loans outstanding were $170.1 million and $149.4 million at March 31, 2000 and December 31, 1999, respectively. Loan commitments were $30.2 million at March 31, 2000 and $27.6 million at December 31, 1999.

   The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                            March 31, 2000                    December 31, 1999
(in thousands of dollars)                          Amount         Percentage           Amount      Percentage
                                                   -------------------------           ----------------------
Commercial .................................       $  140,966            82.53%        $ 123,701          82.47%
Real estate construction....................            2,518             1.48             3,104           2.07
Real estate commercial......................           11,124             6.51             9,859           6.58
Real estate mortgage........................           10,812             6.33             8,194           5.46
Consumer and other..........................            5,381             3.15             5,134           3.42
                                                   ----------     ------------         ---------   ------------
                                                      170,801           100.00%          149,992         100.00%
                                                                  ============                     ============
Deferred loan fees..........................             (697)                              (606)
                                                   ----------                          ---------
     Total loans............................          170,104                            149,386
Allowance for loan losses...................           (2,585)                            (2,281)
                                                   ----------                          ---------
     Total loans, net.......................         $167,519                          $ 147,105
                                                   ==========                          =========


Allowance for Loan Losses

   The allowance for loan losses represents management's estimate of probable losses, which exist as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific non-performing loans and estimates losses inherent in other loan exposures. An important element in determining the adequacy of an allowance for loan losses is an analysis of loans by loan rating categories. The risk of a credit is evaluated by the Company's management at inception of the loan using an established grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest; a "10" rated loan would normally represent a loss. These gradings are reviewed periodically or when indicators show that a credit may have weakened, such as operating losses, collateral impairment or delinquency problems.

The result is an allowance with two components:

Specific Reserves: The amount of specific reserves are established when there are significant conditions or circumstances related to a loan that would indicate that a loss would be incurred. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

General Allowance: The amount of the general allowance is based on loss factors assigned to the Company's loan exposures based on internal credit ratings. These loss factors are determined on the basis of historical charge-off experience and suggested regulatory guidelines. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories of "management attention", "special mention", "substandard", "doubtful" and "loss" in the Company's Watch List. Suggested regulatory loss reserve factors are then applied to each of these categories of classified loan balances. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the highest years' actual net charge-offs within the past 5 years and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Management selects a general allowance somewhere within this calculated range. Factors considered by management in making this decision include the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

     Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $2.5 million at March 31, 2000 compared to $1.7 million at December 31, 1999. Management believes this increase is prudent given the recent growth in commercial loans and level of net charge-offs through 1999.

     At March 31, 2000, approximately $80,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for inherent losses related to specific loans, compared to $551,000 at December 31, 1999. Specific reserves declined as those loans requiring specific reserves have been reduced by either principal payments or have been charged off.

     Management's evaluation of the factors above resulted in allowances for loan losses of $2.6 million and $2.3 million at March 31, 2000 and December 31, 1999, respectively. The allowance as a percentage of total loans was 1.52% at March 31, 2000 and 1.53% at December 31, 1999.

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

   The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:

(unaudited)                                                            March 31,        December 31,
(in thousands of dollars)                                              2000             1999
                                                                       ---------        ---------
Loans on nonaccrual status                                                 1,788            2,387
Loans past due greater than 90 days but not on nonaccrual status              17                -
Other real estate owned                                                      225              580
Troubled debt restructuring                                                    -                -
                                                                       ---------        ---------
   Total nonperforming assets                                              2,030            2,967
                                                                       =========        =========
Percentage of nonperforming assets to total assets                         0.93%             1.49%

   At March 31,2000 nonperforming assets were $2.0 million or .93% of total assets compared to $3.0 million or 1.49% of total assets at December 31, 1999. Nonaccrual loans declined primarily in commercial loans secured by real estate. These loans were either paid off or moved to OREO and subsequently sold. BFC accounted for approximately $308,000 of nonaccrual loans at March 31, 2000, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $983,000 of the non-accrual loans reflect loans primarily secured by real estate and the remainder consist of commercial and consumer loans with various collateral.

   Other real estate owned declined from $580,000 at December 31, 1999 to $235,000 at March 31, 2000 as properties classified as other real estate have been sold.

Liquidity

   Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of March 31, 2000, approximately $3.0 million of the securities portfolio matures within one year.

   The Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets. Advances from the FHLB have terms ranging from 1 through 15 years and at March 31, 2000 bear interest at rates from 6.02% to 8.80%. At March 31, 2000, $29.7 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $23.5 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

Capital

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At March 31, 2000, the Company's ratios were 14.62% and 15.87%, respectively. At December 31, 1999, the company's ratios were 17.51% and 18.76%, respectively. The ratio of average shareholders' equity to average assets was 15.39% and 17.73% at March 31, 2000 and December 31, 1999, respectively.

Year 2000

   The Company has not incurred any systems or other problems related to the millennium issue. All systems have been tested and all primary vendors have been contacted. As part of the Company's preparations for the year 2000, all systems that were not in compliance with Year 2000 were either replaced or upgraded. The Company approved a budget of $268,000 that included these system upgrades, staffing, and other cost associated with the Year 2000. As of March 31, 2000 the Company had incurred cost of $242,000. The Company does not anticipate any material business changes in the future as a result of the Year 2000 issue.

                           Part II. Other Information

Item 3

Quantitative and Qualitative Disclosure about Market Risk.

     We believe there has been no material change in quantitative and qualitative matters since December 31, 1999.

Item 4

Submission of Matters to a Vote of Security Holders

     (a) Cowlitz Bancorporation Special Shareholders' Meeting was held on February 17, 2000.

     (b)  Not Applicable

     (c) A brief description of each matter voted upon at the Special Shareholders meeting held on February 17, 2000 and number of votes cast for, against or withheld.

          (1) Proposal to approve the issuance of shares of common stock in connection with a proposed merger of Northern Bank of Commerce into the Company's wholly-owned subsidiary, Cowlitz Bank.

               Votes cast for:                  2,689,354
               Votes cast against:                298,416
               Votes withheld                      13,417

     (d)  none

Item 5

Other Information

     On April 25, 2000, the Company announced a definitive agreement to acquire Northern Bank of Commerce "NBOC". The company will account for the all cash transaction using the purchase method. Under the terms of the definitive agreement, the shareholders of NBOC will receive up to $3.35 in cash for each share of NBOC stock, subject to adjustment based on NBOC's equity at closing. $1 million of the merger consideration will be deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a one year period following the merger. The transaction is expected to close during the third quarter of 2000. The Company had previously entered into a definitive agreement with NBOC in a combination stock/cash transaction. The NBOC shareholders declined to approve the merger in March 2000 and the agreement was terminated.

Item 6

(a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.

(b) On March 24, 1999, the Company filed form 8-K containing items 5 & 7 (Exhibits).

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Cowlitz Bancorporation
                              (Registrant)

Dated:                        /s/ Benjamin Namatinia
                              __________________________
                              Benjamin Namatinia
                              President and Chief Executive Officer

Dated:                        /s/ Donna P. Gardner
                              __________________________
                              Donna P. Gardner
                              Vice-President/Secretary-Treasurer

                                  Exhibit Index

Exhibit No.

3.1*     Restated and Amended Articles of Incorporation of the Company

3.2*     Bylaws of the Company

27       Financial Data Schedule

         *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355