Form 10-Q
period 2000-06-30
COWLITZ BANCORPORATION
filed 2000-08-14
CIK 894267

                   1. U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q

          [X]        Quarterly report Pursuant to section 13
               or 15(d) of the Securities and Exchange act of 1934

                       For the quarter ended June 30, 2000

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

Yes__X___         No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on July 31, 2000:  3,825,421

                                TABLE OF CONTENTS


                                                                                               Page
Part I
Financial Statements

         Consolidated Balance Sheets -
         June 30, 2000 and December 31, 1999                                                     3

         Consolidated Statements of Income -
         Three and Six months ended June 30, 2000 and June 30, 1999                              4

         Consolidated Statements of Changes in Shareholders' Equity                              5

         Consolidated Statements of Cash Flows
         Six months ended June 30, 2000 and June 30, 1999                                        6


         Notes to Consolidated Financial Statements                                              7

         Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                               13

Part II

Other

         Quantitative and Qualitative Disclosure about Market Risk                               23

         Submission of Matters to a Vote of Security Holders                                     23

         Other Information                                                                       24

         Exhibits and Reports on Form 8-K                                                        24

         Signatures                                                                              25


                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                            (in thousand of dollars)


                                                                                   June 30,    December 31,
                                                                                     2000         1999
                                                                                 (unaudited)
ASSETS

Cash and due from banks .......................................................   $  24,806    $  19,054
Investment securities:
   Investments available-for-sale (at fair value, cost of $4,490 and $8,484 at
     June 30, 2000 and December 31, 1999,
     respectively) ............................................................       4,439        8,427
   Investments held-to-maturity (at amortized cost, fair value of
     $4,555 and $4,558, at June 30, 2000 and December 31, 1999,
     respectively) ............................................................       4,565        4,564
                                                                                  ---------    ---------
     Total investment securities ..............................................       9,004       12,991
                                                                                  ---------    ---------

Loans .........................................................................     194,154      149,386
Allowance for loan losses .....................................................      (2,865)      (2,281)
                                                                                  ---------    ---------
   Loans, net .................................................................     191,289      147,105
                                                                                  ---------    ---------
Loans held for sale ...........................................................       7,603        2,255
Premises and equipment, net of accumulated depreciation of $2,826 and $2,491, at June 30, 2000 and December 31, 1999,
     respectively .............................................................       5,581        5,930
Federal Home Loan Bank stock ..................................................       3,197        3,090
Intangible asset, net of accumulated amortization of $1,140 and
     $877 at June 30, 2000 and December 31, 1999, respectively ................       4,700        4,963
Other assets ..................................................................       3,689        3,107
                                                                                  ---------    ---------
Total assets ..................................................................   $ 249,869    $ 198,495
                                                                                  =========    =========

LIABILITIES
Deposits:

   Demand .....................................................................   $  33,383    $  28,004
   Savings and interest-bearing demand ........................................      57,411       49,591
   Certificates of deposit ....................................................     102,910       60,012
                                                                                  ---------    ---------
     Total deposits ...........................................................     193,704      137,607
Short-term borrowings .........................................................         875        3,825
Long-term borrowings ..........................................................      22,940       24,281
Other liabilities .............................................................       2,039        1,292
                                                                                  ---------    ---------
     Total liabilities ........................................................   $ 219,558    $ 167,005
                                                                                  ---------    ---------
SHAREHOLDERS' EQUITY

Preferred stock, no par value; 5,000,000 shares authorized as of June 30, 2000 and December 31, 1999; no shares issued and outstanding at June 30, 2000 and
   December 31, 1999,
   respectively ...............................................................   $    --      $    --
Common stock, no par value; 25,000,000 authorized as of
   June 30, 2000 and December 31, 1999; 3,824,769 and 4,022,052 shares issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively ............................................      17,463       18,530
Additional paid in capital ....................................................       1,538        1,538
Retained earnings .............................................................      11,344       11,460
Accumulated other comprehensive income (loss) .................................         (34)         (38)
                                                                                  ---------    ---------
     Total shareholders' equity ...............................................      30,311       31,490
                                                                                  ---------    ---------
     Total liabilities and shareholders' equity ...............................   $ 249,869    $ 198,495
                                                                                  =========    =========


The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

     (in thousand of dollars, except number of shares and per share amounts)


                                                           Three months ended            Six months ended
                                                                June 30,                      June 30,

                                                            2000       1999                2000       1999
                                                          --------   --------           ---------  ---------
                                                                             (unaudited)
INTEREST INCOME
Interest and fees on loans.............................   $  5,429   $  3,285           $  10,269  $   6,829
Interest on taxable investment securities..............        181        215                 398        430
Interest on non-taxable investments securities.........          2          2                   4          4
Interest on due from banks.............................        115        145                 201        277
                                                          --------   --------           ---------  ---------
   Total interest income...............................      5,727      3,647              10,872      7,540
                                                          --------   --------           ---------  ---------

INTEREST EXPENSE
Savings and interest-bearing demand....................        465        366                 914        724
Certificates of deposit................................      1,181        499               2,018      1,042
Short-term borrowings..................................         25         21                  62         52
Long-term borrowings...................................        463        300                 811        667
                                                          --------   --------           ---------  ---------
   Total interest expense..............................      2,134      1,186               3,805      2,485
                                                          --------   --------           ---------  ---------
   Net interest income before provision for loan losses      3,593      2,461               7,067      5,055

PROVISION FOR LOAN LOSSES..............................        371        196                 741        830
                                                          --------   --------           ---------  ---------
   Net interest income after provision for loan losses.      3,222      2,265               6,326      4,225
                                                          --------   --------           ---------  ----------

NONINTEREST INCOME
   Service charges on deposit accounts.................        173        171                 344        328
   Gains on loans sold.................................        201         86                 303         86
   Fiduciary income....................................         72         43                 145         66
   Other income........................................        220         82                 408        173
   Net gains on sales of available-for-sale securities.          -          3                   6          3
                                                          --------   --------           ---------  ---------
     Total noninterest income..........................        666        385               1,206        656
                                                          --------   --------           ---------  ---------

NONINTEREST EXPENSE
   Salaries and employee benefits......................      2,072      1,148               4,653      2,314
   Net occupancy and equipment expense.................        474        304                 935        556
   Business tax expense................................         96         64                 187        129
   Amortization of intangibles.........................        131         84                 263        168
   Other operating expense.............................        758        535               1,427      1,044
                                                          --------   --------           ---------  ---------
     Total noninterest expense.........................      3,531      2,135               7,465      4,211
                                                          --------   --------           ---------  ---------
     Income before income tax expense..................        357        515                  67        670

INCOME TAX EXPENSE.....................................        119        200                  39        253
                                                          --------   --------           ---------  ---------
     Net income........................................   $    238   $    315           $      28  $     417
                                                          ========   ========           =========  =========

BASIC EARNINGS PER SHARE...............................   $   0.06   $   0.08           $     .01  $     .10
DILUTED EARNINGS PER SHARE.............................   $   0.06   $   0.08           $     .01  $     .10


The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               (in thousands of dollars, except number of shares)


                                                                                                     ACCUMULATED
                                                      COMMON STOCK        ADDITIONAL                     OTHER         TOTAL
                                                  --------------------     PAID-IN      RETAINED     COMPREHENSIVE  SHAREHOLDERS'
                                                  SHARES       AMOUNT      CAPITAL      EARNINGS     INCOME (LOSS)    EQUITY
                                                  ------       -------     --------     --------     -------------  ------------

BALANCE AT DECEMBER 31, 1998 ..............    4,001,999    $   18,251    $    1,538   $   11,085    $       46    $   30,920
Comprehensive Income:
  Net income ..............................         --            --            --            656          --             656
  Other comprehensive income - net change
     in unrealized gains (losses) on
     investments available-for-sale, net
     of deferred taxes of $43 .............         --            --            --           --             (84)          (84)

  Comprehensive Income ....................         --            --            --           --            --            --

  Issuance of common stock for cash related
     to the employee stock purchase plan ..        5,743            34          --           --            --              34
  Common stock repurchased ................     (134,500)         (732)         --           --            --            (732)
  Issuance of common stock for
  acquisition .............................      148,810           977          --           --            --             977
  Cash dividends paid ($.06 per share)  ...         --            --            --           (281)         --            (281)
                                                            ----------    ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1999 ..............    4,022,052    $   18,530    $    1,538   $   11,460    $      (38)   $   31,490
Comprehensive Income:
  Net income ..............................         --            --            --             28          --              28
  Other comprehensive income - net change
     in unrealized gains (losses) on
     investments available-for-sale, net
     of deferred taxes of $2 ..............         --            --            --           --               4             4

  Comprehensive Income ....................         --            --            --           --            --            --

  Issuance of common stock for cash related
     to the employee stock purchase plan ..        7,349            35          --           --            --              35
  Common stock repurchased ................     (204,632)       (1,102)         --           --            --          (1,102)
  Cash dividends paid ($.04 per share)  ...         --            --            --           (144)         --            (144)
                                               ---------    ----------    ----------   ----------    ----------    ----------

BALANCE AT JUNE 30, 2000 ..................    3,824,769    $   17,463    $    1,538   $   11,344    $      (34)   $   30,311
                                               =========    ==========    ==========   ==========    ==========    ==========


                                               COMPREHENSIVE
                                                  INCOME
                                                -------------

BALANCE AT DECEMBER 31, 1998 ..............
Comprehensive Income:
  Net income ..............................    $      656
  Other comprehensive income - net change
     in unrealized gains (losses) on
     investments available-for-sale, net
     of deferred taxes of $43 .............           (84)
                                               ----------
  Comprehensive Income ....................    $      572
                                               ==========
  Issuance of common stock for cash related
     to the employee stock purchase plan ..
  Common stock repurchased ................
  Issuance of common stock for
  acquisition .............................
  Cash dividends paid ($.06 per share)  ...
                                               ----------

BALANCE AT DECEMBER 31, 1999 ..............
Comprehensive Income:
  Net income ..............................    $       28
  Other comprehensive income - net change
     in unrealized gains (losses) on
     investments available-for-sale, net
     of deferred taxes of $2 ..............             4
                                               ----------
  Comprehensive Income ....................    $       32
                                               ==========
  Issuance of common stock for cash related
     to the employee stock purchase plan ..
  Common stock repurchased ................
  Cash dividends paid ($.04 per share)  ...


BALANCE AT JUNE 30, 2000 ..................




The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)


                                                                               Six months ended
                                                                                    June 30,
                                                                                 2000       1999
                                                                              ---------   --------
                                                                                   (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................................   $     28    $    417
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization ........................................        610         462
     Provisions for loan losses ...........................................        741         830
     Net (gains) on sales of investments available-for-sale ...............         (6)         (3)
     Net amortization of investment security premiums and accretion
       of discounts .......................................................         (1)         (1)
     (Gains) on loans sold ................................................       (303)        (86)
     Origination of loans held for sale ...................................    (49,791)    (11,181)
     Proceeds of loans sales ..............................................     44,746      11,397
     (Increase) decrease in other assets ..................................       (584)        215
     (Decrease) in other liabilities ......................................        747        (112)
     Federal Home Loan Bank stock dividends ...............................       (107)       (112)
                                                                              --------    --------
         Net cash provided by operating activities ........................     (3,920)      1,826
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities:
     Held-to-maturity .....................................................        990       2,970
     Available-for-sale ...................................................      4,000       2,000
   Purchases of investment securities:
     Held-to-maturity .....................................................       (990)     (3,068)
     Available-for-sale ...................................................       --        (3,492)
   Net (increase) decrease in loans .......................................    (44,925)      5,690
   Purchases of premises and equipment ....................................          2        (281)
   Acquisition of business ................................................       --            60
                                                                              --------    --------
       Net cash provided by (used in) investment activities ...............    (40,923)      3,879
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest-bearing
     demand deposits ......................................................     13,199      (4,159)
   Net increase (decrease) in certificates of deposit .....................     42,898      (3,612)
   Dividends paid .........................................................       (144)       (132)
   Net increase (decrease) in short-term borrowings .......................     (2,950)     (1,425)
   Repayment of long-term borrowings ......................................     (1,341)       (399)
   Repurchase of common stock .............................................     (1,102)       --
   Issuance of common stock for cash ......................................         35          14
                                                                              --------    --------
       Net cash provided by shares financing activities ...................     50,595      (9,713)
                                                                              --------    --------
       Net increase (decrease) in cash and due from banks .................      5,752      (4,008)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR ..............................     19,054      22,705
                                                                              --------    --------
CASH AND DUE FROM BANKS AT END OF PERIOD ..................................   $ 24,806    $ 18,697
                                                                              ========    ========


The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

   Cowlitz Bancorporation (the Company) is a holding company located in southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the
Bank), a Washington state-chartered commercial bank, is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. The Company acquired Business Finance Corporation (BFC) of Bellevue, Washington during the third quarter of 1998. Business Finance Corporation provides asset based financing to companies throughout the western United States. During the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area. Also during the third quarter of 1999, the Company open a DE NOVO branch in Bellevue, Washington, doing business as Bay Bank and acquired Bay Escrow of Seattle, Washington. Bay Escrow will operate as a division of Cowlitz Bank and will complete escrow transactions for Bay Mortgage. On July 1, 2000 the Company acquired Northern Bank of Commerce (NBOC) of Portland, Oregon. NBOC will operate as a branch of Cowlitz Bank serving customers in the Portland area. For a more detail disclosure on the NBOC purchase refer to note 9.

2. Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

   The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000.

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

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

5. Earnings Per Share

   The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:


                                                            Weighted   Per Share
                                              Net Income   Avg Shares   Amount
                                            For the three months ended June 30, 2000

                  Basic earnings per share     $     238   3,904,766   $   .06
                  Stock Options                                   --
                  Diluted earnings per share   $     238   3,904,766   $   .06

                                            For the three months ended June 30, 1999

                  Basic earnings per share     $     315   4,003,905   $   .08
                  Stock Options                               50,904
                  Diluted earnings per share   $     315   4,054,809   $   .08

                                            For the six months ended June 30, 2000

                  Basic earnings per share     $      28   3,956,808   $   .01
                  Stock Options                                --
                  Diluted earnings per share   $      28   3,956,808   $   .01

                                            For the six months ended June 30, 1999

                  Basic earnings per share     $     417   4,003,128   $   .10
                  Stock Options                               73,619
                  Diluted earnings per share   $     417   4,076,747   $   .10


   For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

   Options to purchase 559,000 and 61,000 shares of common stock at a price ranging from $4.94 to $7.94 were outstanding at June 30, 2000 and 1999, respectively. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 219,230 shares will expire between July 2000 and January 2001 with the balance expiring between 2007 and 2009.

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

   The components of comprehensive income for the periods ended June 30, 2000 and 1999 are as follows:


                                         Three months ended Six months ended
                                               June 30,        June 30,
                                             2000   1999    2000   1999
                                             ----   ----    ----   ----
Unrealized gain (loss) arising during
  the period, net of tax .................   $  4   $(32)   $  8   $(54)
Reclassification adjustment for net
  realized gains (losses) on securities
  available-for-sale included in net
  income during the year net of tax of $0,
   $1, $2, and $1 ........................    --       2       4      2
                                             ----   ----    ----   ----
Net unrealized gain (loss) included in
  Other comprehensive income .............   $  4   $(34)   $  4   $(56)
                                             ====   ====    ====   ====


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

   The community banking, asset based financing activity, and mortgage-banking activities are monitored and reported by Company management as separate operating segments. The six separate banking offices have been aggregated into a single reportable segment, community banking and the mortgage banking activities are included as a separate segment. The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as Other in the following table below.

   The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 1999 annual report, except that some operating expenses are not allocated to segments.

Summarized financial information for the periods ended June 30, 2000 and 1999 concerning the Company's reportable segments is shown in the following tables.

                        Three months ended June 30, 2000


                         COMMUNITY     MORTGAGE
                          BANKING      BANKING      OTHER    INTERSEGMENT     CONSOLIDATED
                         ----------   ----------  ---------  ------------    -------------
Interest income.......   $    4,678   $     830   $      405   $    (186)     $      5,727
Interest expense......        2,194           -          126        (186)            2,134
                         ----------   ---------   ----------   ---------      ------------
   Net interest income        2,484         830          279           -             3,593
Provision for loan loss         333           -           38           -               371
Noninterest income....          468         198            -           -               666
Noninterest expense...        2,248       1,122          161           -             3,531
                         ----------   ---------   ----------   ---------      ------------
Income(loss) before
   tax................          371         (94)          80           -               357
Provision(benefit) for
    income taxes......          128         (32)          23           -               119
                         ----------   ---------   ----------   ---------      ------------
Net income(loss)......   $      243   $     (62)  $       57   $       -      $        238
                         ==========   =========   ==========   =========      ============


                        Three months ended June 30, 1999


                         COMMUNITY     MORTGAGE
                          BANKING      BANKING      OTHER    INTERSEGMENT     CONSOLIDATED
                         ----------   ---------   ---------- ------------     ------------
Interest income.......   $    3,409   $      88   $      309   $    (159)     $      3,647
Interest expense......        1,298           -           47        (159)            1,186
                         ----------   ---------   ----------   ---------      ------------
   Net interest income        2,111          88          262           -             2,461
Provision for loan loss         196           -            -           -               196
Noninterest income....          281         104            -           -               385
Noninterest expense...        1,854         128          153           -             2,135
                         ----------   ---------   ----------   ---------      ------------
Income(loss) before
   tax................          342          64          109           -               515
Provision(benefit) for
   income taxes.......          124          22           54           -               200
                         ----------   ---------   ----------   ---------      ------------
Net income(loss)......   $      218   $      42   $       55   $       -      $        315
                         ==========   =========   ==========   =========      ============


                         Six months ended June 30, 2000


                         COMMUNITY     MORTGAGE
                          BANKING      BANKING      OTHER    INTERSEGMENT     CONSOLIDATED
                         ----------   ---------   ---------- ------------    -------------
Interest income.......   $    9,015   $   1,422   $      787   $    (352)     $     10,872
Interest expense......        3,933           -          224        (352)            3,805
                         ----------   ---------   ----------   ---------      ------------
   Net interest income        5,082       1,422          563           -             7,067
Provision for loan loss         681           -           60           -               741
Noninterest income....          817         389            -           -             1,206
Noninterest expense...        4,881       2,209          375           -             7,465
                         ----------   ---------   ----------   ---------      ------------
Income(loss) before
   tax................          337        (398)         128           -                67
Provision(benefit) for
    income taxes......          119        (135)          55           -                39
                         ----------   ---------   ----------   ---------      ------------
Net income(loss)......   $      218   $    (263)  $       73   $       -      $         28
                         ==========   =========   ==========   =========      ============


                         Six months ended June 30, 1999


                         COMMUNITY     MORTGAGE
                          BANKING      BANKING      OTHER    INTERSEGMENT     CONSOLIDATED
                         ----------   ----------  ---------- ------------     ------------
Interest income.......   $    6,958   $     294   $      607   $    (319)     $      7,540
Interest expense......        2,716           -           88        (319)            2,485
                         ----------   ---------   ----------   ---------      ------------
   Net interest income        4,242         294          519           -             5,055
Provision for loan loss         482           -          348           -               830
Noninterest income....          552         104            -           -               656
Noninterest expense...        3,591         258          362           -             4,211
                         ----------   ---------   ----------   ---------      ------------
Income(loss) before
   tax................          721         140         (191)          -               670
Provision(benefit) for
   income taxes.......          253          48          (48)          -               253
                         ----------   ---------   ----------   ---------      ------------
Net income(loss)......   $      468   $      92   $     (143)  $       -      $        417
                         ==========   =========   ==========   =========      ============


9. Subsequent Event

   On July 1, 2000, the Company acquired Northern Bank of Commerce "NBOC", of Portland, Oregon for $3.0 million in cash. The Company will account for the transaction using the purchase method. Under the terms of the merger agreement, the shareholders of NBOC received $2.48 in cash for each share of NBOC stock. $999,000 of the purchase price, or $.815 per share, was deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a one year period following the merger. Losses on the indemnified loans in excess of the agreed-upon thresholds will be recognized in income through a provision for loan losses in the period in which they occur. The Company will at the same time record a receivable for the cash to be received from the NBOC shareholders via the escrow account under their indemnification arrangement (up to the remaining balance in the escrow account), with a corresponding credit to the provision for loan losses.

   The following table reconciles the acquisition of NBOC. As part of the transaction approximately $1.8 million was recorded in goodwill and will be amortized on a straight-line basis over a fifteen year period. Fair value adjustments are subject to update as additional information becomes available.

              Fair Value of assets acquired,
                   Including goodwill          $46,855
              Less liabilities assumed          43,816
                                               -------
              Cash paid for acquisition          3,039
              Less cash acquired                 2,823
                                               -------
              Net cash paid in acquisition     $   216
                                               =======


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

Results of Operations

Introduction

   During the second quarter of 2000 the Company had net income of $238,000, or $.06 per diluted share compared to net income of $315,000, or $.08 in the first quarter of 1999. The primary reason for the decline in net income for the three month period ending June 30, 2000 was an increase in noninterest expense. Non interest expense increased from $2.1 million in the second quarter of 1999 to $3.5 million during the comparable period in 2000. The primary factor contributing to this increase is personnel costs related to the Company's business expansion activities. As discussed below, revenues have increased as the Company has expanded into the Seattle/Bellevue area and noninterest expense has also increased because of these expansion activities.

   For the first six month of 2000 revenues (net interest income before provision for loan losses and non interest income) have increased 45% when compared to the like period in 1999 and assets have grown 26% during the first six months of 2000. Cowlitz Bank's Bellevue Washington branch, doing business as Bay Bank, has made a significant contribution to the Company's growth, adding $34.3 million in loans and $20.5 million in deposits during the first six month of 2000. Bay Mortgage and Bay Escrow, acquired in the third quarter of 1999, have also contributed to income through interest and fees on loans held for sale.

   The Company's net income for the six month ended June 30, 2000 and 1999 was $28,000 and $417,000, respectively. This decrease in net income is the result of a severance charge of $540,000 after the resignation of the Company's Chief Operating Officer and Cowlitz Bank's President and Chief Executive Officer, Charles W. Jarrett. Also contributing to the decline in net income was an increase in noninterest expense related to the Company's growth.

   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

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

   Net interest income for the quarter ended June 30, 2000 was $3.6 million, compared to $2.5 million at June 30, 1999. The overall tax-equivalent earning asset yield was 11.08% at June 30, 2000 compared to 9.49% at June 30, 1999. Average earning assets increased to $206.8 million for the quarter ended June 30, 2000 compared to $153.8 million during the same period last year. The increase in interest income is a result of the increase in earning assets due to the increase in the Bank's commercial loans, loans held for sale and the investment of funds in higher yielding loans at BFC and the mortgage division. The increase in earning assets was primarily attributable to Cowlitz Bank's Bellevue, Washington branch, doing business as Bay Bank. The yield has also increased on existing loans as the prime rate has increased.

   Interest bearing liabilities increased for the quarter ended June 30, 2000 to $163.1 million, compared to $111.1 million during the like period in 1999. The average cost of interest bearing liabilities has increased to 5.24% during the three month period ending June 30, 2000 from 4.27% during the three month period ending June 30, 1999. The increase in both the average interest bearing liabilities and the cost of interest bearing liabilities is due to the increase in the Company's certificates of deposit. The Bank has brought in higher yielding out of state certificates to help fund its recent loan growth. The Company's net interest spread has narrowed during the second quarter due to the impact of these higher yielding certificates.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.



                                       Three Months Ended
(UNAUDITED)                                 JUNE 30,              INCREASE
(IN THOUSANDS OF DOLLARS)              2000         1999          (DECREASE)            CHANGE
                                    --------     ---------        ---------             ------
Interest  income(1)................ $  5,728     $   3,648        $    2,080              57.0 %
Interest expense...................    2,134         1,186               948              79.9 %
                                    --------     ---------        ----------

Net interest income................ $  3,594     $   2,462        $    1,132              46.0 %
                                    ========     =========        ==========

Average interest earning assets.... $206,811     $ 153,786            53,025              34.5 %
Average interest bearing
 liabilities....................... $163,054     $ 111,067            51,987              46.8 %

Average yields earned (2)..........    11.08%        9.49%               1.59
Average rates paid (2).............     5.24%        4.27%                .97
Net interest spread (2)............     5.84%        5.22%                .62
Net interest margin (2)............     6.95%        6.40%                .55


(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the three months ended June 30, 2000 and 1999 have been annualized.

   SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   Total interest earning assets averaged $195.1 million for the six months ended June 30, 2000, compared to $154.8 million for the corresponding period in 1999. The average yield on interest earning assets increased to 11.14% during the first six months of 2000 compared to 9.75% for the corresponding period in 1999. This increase is a result of the increase in average earning assets at BFC and the mortgage division. Loans at BFC typically earn a higher rate of interest than those loans at the Bank reflecting the more aggressive lending mix of its portfolio. Average loans at BFC have increased from $2.7 million at June 30, 1999 to $5.1 million at June 30, 2000. Also contributing to this increase is the interest and fees earned on mortgage loans held for sale. The yield has also increased on existing loans as the prime rate has increased.

   Interest bearing liabilities averaged $151.9 million and $112.0 million during the first six months of 2000 and 1999, respectively. The average cost of these liabilities increased in the first six months of 2000 to 5.01% from 4.44% in the first six months of 1999. As discussed above, the Company has increased its higher yielding out of state certificates of deposit to help fund its loan growth.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.



                                       Six Months Ended
(UNAUDITED)                                JUNE 30,                INCREASE
(IN THOUSANDS OF DOLLARS)              2000         1999          (DECREASE)            CHANGE
                                    -------      ---------        ---------             ------
Interest  income(1)................ $ 10,873     $   7,541        $    3,332              44.2%
Interest expense...................    3,805         2,485             1,320              53.1%
                                    --------     ---------        ----------
Net interest income................ $  7,068     $   5,056        $    2,012              39.8%
                                    ========     =========        ==========

Average interest earning assets.... $195,128     $ 154,757            40,371              26.1%
Average interest bearing
 liabilities....................... $151,911     $ 112,045            39,866              35.6%

Average yields earned (2)..........    11.14%        9.75%               1.39
Average rates paid (2).............     5.01%        4.44%                .57
Net interest spread (2)............     6.13%        5.31%                .82
Net interest margin (2)............     7.24%        6.53%                .71


(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the three months ended June 30, 2000 and 1999 have been annualized.

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

Non-Interest Income

   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

   Non-interest income consists of the following components:


                                               THREE MONTH ENDED
                                                    JUNE 30,
                                                  2000   1999
                                                -------------
Service charge on deposit accounts............  $  173   $171
Gains on loans sold ...........................    201     86
Fiduciary income ..............................     72     43
Escrow fees ...................................     88    --
Credit Card income ............................     36     34
Loan underwriting fees ........................     53     18
ATM income ....................................     18     14
Safe deposit box fees .........................      3      3
Other miscellaneous fees and income ...........     22     16
                                                  ----   ----

Total non-interest income.....................  $  666   $385
                                                  ====   ====


   Non-interest income was $666,000 for the three months ended June 30, 2000 and $385,000 in the corresponding period in 1999. An increase in gains on loans sold, escrow fees, and loan underwriting fees associated with the expansion of the Bank's mortgage division have been the primary drivers behind the increase in noninterest income for the three month period ending June 30, 2000. Also contributing to this increase was the continued growth of the Company's trust services.

   SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   Total non-interest income increased to $1.2 million for the first six months of 2000 compared to $656,000 during the same period in 1999.

   Non-interest income consists of the following components:


                                       SIX MONTH ENDED
                                           JUNE  30,
                                      ---------------
                                        2000     1999
                                      ------   ------
Service charge on deposit accounts    $  344   $  328
Gains on loans sold ...............      303       86
Fiduciary income ..................      145       66
Escrow fees .......................      145     --
Credit Card income ................       77       64
Loan underwriting fees ............       86       18
ATM income ........................       34       25
Safe deposit box fees .............       31       32
Other miscellaneous fees and income       41       37
                                      ------   ------

Total non-interest income .........   $1,206   $  656
                                      ======   ======


   The increase in non-interest income is primarily a result of the expansion in services provided by the mortgage division of the Bank as well as the continued growth of the Trust Department.

Non-Interest Expense

   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

   Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premium, professional fees, and other non-interest expenses. Non-interest expenses increased 65.4% to $3.5 million for the quarter ended June 30, 2000 compared to $2.1 million for the quarter ended June 30, 1999, primarily due to increased staffing costs and occupancy expenses and amortization of goodwill related to the acquisitions in the last half of 1999.

   Other operating expense such as insurance, legal and accounting expenses, service charges, postage and other business expenses were $758,000 for the quarter ending June 30, 2000 and $535,000 for the same period in 1999. The increase from quarter to quarter was due to the Company's recent expansion.

   SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   For the six months ended June 30, 2000, non-interest expense was $7.5 million as compared to $4.2 million for the six months ended June 30, 1999. Salaries and benefits expense of $4.7 million for the first six months of 2000 represents an increase from $2.3 million for the comparable period in 1999. At June 30, 2000, the Company had 155 full-time equivalent employees compared to 113 at June 30, 1999. Contributing to this increase was a severance charge of $540,000 related to the resignation of the Company's President and Chief Operating Officer. This increase is also a result of the addition of employees after the acquisition of Bay Mortgage and Bay Escrow and the start up of the Bank's Bellevue, Washington branch, doing business as Bay Bank in the third quarter of 1999. In addition, ordinary salary increases for existing employees generally ranging from three to six percent a year have contributed to this increase. Also adding to this was an increase in occupancy expense and amortization of goodwill from the acquisitions in the third quarter of 1999.

   Net occupancy expenses consist of depreciation on premises, lease costs of buildings and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at June 30, 2000 was $935,000 or 68.2% higher than $556,000 at June 30, 1999. The increase in occupancy expense in 2000 was due primarily to an increase of $292,000 in lease payments after the acquisition of Bay Mortgage, the start up of Bay Bank in Bellevue, Washington and additional depreciation and service costs on equipment at these locations.

   Other operating expense such as insurance, legal and accounting expenses, service charges, postage and other business expenses were $1.4 million at June 30, 2000 and $1.0 million at June 30, 1999. The increase from year to year was due to the Company's continued growth and expansion.

Income Taxes

   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

   For the three month period ending June 30, 2000 the provision for income taxes was $119,000 compared to $200,000 during the corresponding period in 1999. The effective tax rates were 33.3% and 38.8% for the quarter ending June 30, 2000 and 1999, respectively. This increase was due to the impact of the amortization of goodwill associated with the BFC acquisition that is not deductible for income tax purposes in relation to the level of pretax income.

   SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   The provision for income taxes amounts to $39,000 and $253,000 at June 30, 2000 and 1999, respectively. The provision resulted in an effective tax rate of 58.2% and 37.8%, respectively. This increase was due to the impact of the amortization of goodwill associated with the BFC acquisition that is not deductible for income tax purposes in relation to the level of pretax income.

Provision for Loan Losses

   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

   The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to cover losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, the level of nonperforming and impaired loans, evaluation of current economic trends in the Company's market area, and other relevant factors related to the loan portfolio. See Allowance for Loan Losses disclosure for a more detailed discussion.

   The Company's provision for loan losses was $371,000 and $196,000 for the three months ended June 30, 2000 and 1999, respectively. The Company has increased its provision due to the growth of commercial loans and the level of historical charge offs. Net charge-offs for the three months ended June 30, 2000 were $91,000, compared to net charge-offs of $278,000 for the same period in 1999. Total charge-offs were $197,000 in the second quarter of 2000 compared to $317,000 in the second quarter of 1999. Management continues to closely monitor the loan quality and existing relationships. For a more detailed disclosures please see Allowance for Loan Losses.

   SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   Provisions for loan losses recorded for the six months ended June 30, 2000 were $731,000 as compared to $830,000 at June 30, 1999. Net charge-offs were $157,000 and $738,000 at June 30, 2000 and 1999, respectively. Total charges offs of $284,000 at June 30, 2000 and $813,000 at June 30, 1999. At June 30,
2000 the allowance for loan losses was 1.48% of total loans outstanding. During the first quarter of 1999, the Company determined that approximately $348,000 in receivables purchased by its subsidiary BFC were not collectible. These receivables were charged off during the first quarter of 1999 and the Company increased it provision for loan losses accordingly. The decline in the provision between periods was due to this provision made in the first quarter of 1999.

   The following table shows the Company's loan loss performance for the periods indicated:


                                                                   Six months
                                                                     Ending
(unaudited)                                                          June 30,         December 31,
(in thousands of dollars)                                          2000       1999        1999
                                                              ---------------------  ------------
Loans outstanding at end of period .........................   $194,154    $125,488    $149,386
Average loans outstanding during the period ................   $171,631    $126,119    $132,002

Allowance for loan losses, beginning of period .............   $  2,281    $  1,814    $  1,814
Loans charged off:
   Commercial ..............................................        242         714         838
   Real Estate .............................................       --            29          41
   Consumer ................................................         19          25          50
   Credit Cards ............................................         23          45          96
                                                               --------    --------    --------
     Total loans charged-off ...............................        284         813       1,025
                                                               --------    --------    --------
Recoveries:
   Commercial ..............................................        119          60         104
   Real Estate .............................................       --          --            15
   Consumer ................................................          8          15           1
   Credit Cards ............................................       --          --            23
                                                               --------    --------    --------
     Total recoveries ......................................        127          75         143
                                                               --------    --------    --------

Provision for loan losses ..................................        741         830       1,349
                                                               --------    --------    --------

Allowance for loan losses, end of period ...................   $  2,865    $  1,906    $  2,281
                                                               ========    ========    ========

Ratio of net loans charged-off to average loans outstanding         .09%        .59%        .67%
Ratio of allowance for loan losses to loans at end of period       1.48%       1.52%       1.53%


   Loans

   Total loans outstanding were $194.2 million and $149.4 at June 30, 2000 and December 31, 1999, respectively. Loan commitments were $39.9 million at June 30, 2000 and $27.6 million at December 31, 1999.

The following table presents the composition of the Company's loan portfolio at the dates indicated:


(UNAUDITED)                                                JUNE 30, 2000                   DECEMBER 31, 1999
(IN THOUSANDS OF DOLLARS)                             AMOUNT         PERCENTAGE          AMOUNT        PERCENTAGE
                                                   -------------------------           --------------------------
Commercial .................................       $  161,722           82.93%         $ 123,701          82.47%
Real estate construction....................            3,548            1.82              3,104           2.07
Real estate commercial......................           12,632            6.48              9,859           6.58
Real estate mortgage........................           10,885            5.58              8,194           5.46
Consumer and other..........................            6,230            3.19              5,134           3.42
                                                   ----------          -------         ---------         -------
                                                      195,017          100.00%           149,992         100.00%
                                                                       =======                           =======
Deferred loan fees..........................             (863)                              (606)
                                                   ----------                          ---------
     Total loans............................          194,154                            149,386
Allowance for loan losses...................           (2,865)                            (2,281)
                                                   ----------                          ---------
     Total loans, net.......................         $191,289                          $ 147,105
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

General Allowance: The amount of the general allowance is based on loss factors assigned to the Company's loan exposures based on internal credit ratings. These loss factors are determined on the basis of historical charge-off experience and suggested regulatory guidelines. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories (grades six through 10) of "management attention", "special mention", "substandard", "doubtful" and "loss" in the Company's Watch List. Loss reserve factors are then applied to each of these categories of classified loan balances. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the highest years' actual net charge-offs within the past 5 years and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Based upon its best estimate of probable losses, management selects a general allowance within this calculated range. Factors considered by management in making its best estimate include the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

     Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $2.8 million at June 30, 2000 compared to $1.7 million at December 31, 1999. Management believes this increase is prudent given the recent growth in commercial loans and the trend in the historical level of net charge-offs through 1999.

     At June 30, 2000, approximately $65,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for inherent losses related to specific loans, compared to $551,000 at December 31, 1999. Specific reserves declined as those loans requiring specific reserves have been reduced by either principal payments or have been charged off.

     Management's evaluation of the factors above resulted in allowances for loan losses of $2.9 million and $2.3 million at June 30, 2000 and December 31, 1999, respectively. The allowance as a percentage of total loans was 1.48% at June 30, 2000 and 1.53% at December 31, 1999.

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

   The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets:


(unaudited)                                                             June 30,       December 31,
(in thousands of dollars)                                                 2000             1999
                                                                       ---------       ------------
Loans on nonaccrual status                                                 2,357            2,387
Loans past due greater than 90 days but not on nonaccrual status               4                -
Other real estate owned                                                      440              580
Troubled debt restructuring                                                   --               --
                                                                       ---------        ---------
   Total nonperforming assets                                              2,801            2,967
                                                                       =========        =========
Percentage of nonperforming assets to total assets                         1.12%             1.49%


   At June 30,2000 nonperforming assets were $2.8 million or 1.12% of total assets compared to $3.0 million or 1.49% of total assets at December 31, 1999. Nonaccrual loans declined slightly as these loans were either paid off or moved to OREO. BFC accounted for approximately $347,000 of nonaccrual loans at June 30, 2000, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on nonaccrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $1.6 million of the non-accrual loans reflect loans primarily secured by real estate and the remainder consist of commercial and consumer loans with various collateral.

   Other real estate owned declined from $580,000 at December 31, 1999 to $440,000 at June 30, 2000 as properties classified as other real estate have been sold.

Liquidity

   Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of June 30, 2000, approximately $5.0 million of the securities portfolio matures within one year.

   Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets, subject to certain collateral limitations. Advances from the FHLB have terms ranging from 1 through 15 years and at June 30, 2000 bear interest at rates from 6.02% to 8.80%. At June 30, 2000, $22.9 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $4.6 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

   The Company has recently increased it higher yielding certificates to help support its loan growth. Rates paid on these liabilities range from 6.65% to 7.65% with maturities between 12 and 24 months.

Capital

   The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At June 30, 2000, the Company's ratios were 12.37% and 13.62%, respectively. At December 31, 1999, the company's ratios were 17.51% and 18.76%, respectively. The ratio of Tier 1 capital to average assets was 11.55% and 17.73% at June 30, 2000 and December 31, 1999, respectively.

                           Part II. Other Information

Item 3

Quantitative and Qualitative Disclosure about Market Risk

   We believe there has been no material change in quantitative and qualitative matters since December 31, 1999.

Item 4

Submission of Matters to a Vote of Security Holders

(a) Cowlitz Bancorporation Annual Shareholders' Meeting was held on May 13,
2000.

(b)      Not Applicable

(c) A brief description of each matter voted upon at the Annual Shareholders meeting held on May 13, 2000 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

(1)      Election of (5) directors for the terms expiring in 2001.

         Directors:
         Mark F. Andrews, Jr.
           Votes cast for:                  2,635,497
           Votes cast against:                      -
           Votes withheld                     669,730
         Bruce Buchberger
           Votes cast for:                  2,921,872
           Votes cast against:                      -
           Votes withheld                     383,355
         Larry M. Larson
           Votes cast for:                  2,635,927
           Votes cast against:                      -
           Votes withheld                     669,300
         Benjamin Namatinia
           Votes cast for:                  2,627,330
           Votes cast against:                      -
           Votes withheld                     667,897
         E. Chris Searing
           Votes cast for:                  2,636,497
           Votes cast against:                      -
           Votes withheld                     668,730

   (d)   none

Item 5

Other Information

   On July 1, 2000, the Company acquired Northern Bank of Commerce "NBOC", of Portland, Oregon. The company will account for the all cash transaction using the purchase method. Under the terms of the merger agreement, the shareholders of NBOC receive $2.48 in cash for each share of NBOC stock. $999,000 of the merger consideration, or $.815 per share, was deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a one year period following the merger.

Item 6

(a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Cowlitz Bancorporation
                                             (Registrant)

Dated:   August 14, 2000                     /s/ HARVE MENKENS
                                             ------------------------------
                                             Harve Menkens
                                             President

Dated:   August 14, 2000                     /s/ DONNA P. GARDNER
                                             ------------------------------
                                             Donna P. Gardner
                                             Vice-President/Secretary-Treasurer

                                  Exhibit Index

Exhibit No.

3.1*    Restated and Amended Articles of Incorporation of the Company

3.2*    Bylaws of the Company

27      Financial Data Schedule

         *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355