Form 10-Q
period 2000-09-30
COWLITZ BANCORPORATION
filed 2000-11-13
CIK 894267

 QuickLinks -- Click here to rapidly navigate through this document

1. U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

/x/	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended September 30, 2000

/ /	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the transition period from                to

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-152984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

    Common Stock, no par value on October 30, 2000: 3,825,627

TABLE OF CONTENTS

Page
Part I
Financial Statements
Consolidated Statements of Conditon— September 30, 2000 and December 31, 1999	3
Consolidated Statements of Income— Three and Nine months ended September 30, 2000 and September 30, 1999	4
Consolidated Statements of Changes in Shareholders' Equity	5
Consolidated Statements of Cash Flows Nine months ended September 30, 2000 and September 30, 1999	6
Notes to Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition And Results of Operations	13
Part II
Other
Quantitative and Qualitative Disclosure about Market Risk	24
Other Information	24
Exhibits and Reports on Form 8-K	24
Signatures	25

COWLITZ BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(in thousand of dollars)

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Cash and due from banks	$26,051	$19,054
Investment securities:
Investments available-for-sale (at fair value, cost of $8,003 and $8,484 at September 30, 2000 and December 31, 1999, respectively)	7,986	8,427
Investments held-to-maturity (at amortized cost, fair value of $4,563 and $4,558, at September 30, 2000 and December 31, 1999, respectively	4,570	4,564

Total investment securities	12,556	12,991

Loans	232,028	149,386
Allowance for loan losses	(4,772)	(2,281)

Loans, net	227,256	147,105

Loans held for sale	11,471	2,255
Premises and equipment, net of accumulated depreciation of $3,029 and $2,491, at September 30, 2000 and December 31, 1999, respectively	5,757	5,930
Federal Home Loan Bank stock	3,249	3,090
Intangible asset, net of accumulated amortization of $1,286 and $877 at September 30, 2000 and December 31, 1999, respectively	5,364	4,963
Other assets	5,196	3,107

Total assets	$296,900	$198,495

LIABILITIES
Deposits:
Demand	$40,745	$28,004
Savings and interest-bearing demand	74,038	49,591
Certificates of deposit	129,293	60,012

Total deposits	244,076	137,607
Short-term borrowings	1,200	3,825
Long-term borrowings	18,394	24,281
Other liabilities	2,630	1,292

Total liabilities	$266,300	$167,005

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized as of September 30, 2000 and December 31, 1999; no shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	$—	$—
Common stock, no par value; 25,000,000 authorized as of September 30, 2000 and December 31, 1999; 3,825,421 and 4,022,052 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	17,467	18,530
Additional paid in capital	1,538	1,538
Retained earnings	11,608	11,460
Accumulated other comprehensive income (loss)	(13)	(38)

Total shareholders' equity	30,600	31,490

Total liabilities and shareholders' equity	$296,900	$198,495

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousand of dollars, except number of shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
	(unaudited)
INTEREST INCOME
Interest and fees on loans	$6,963	$4,193	$17,232	$11,110
Interest on taxable investment securities	232	220	630	650
Interest on non-taxable investments securities	2	2	6	6
Interest on due from banks	266	172	467	680

Total interest income	7,463	4,587	18,335	12,446

INTEREST EXPENSE
Savings and interest-bearing demand	613	456	1,527	1,411
Certificates of deposit	2,000	521	4,018	1,563
Short-term borrowings	18	16	80	68
Long-term borrowings	368	393	1,179	1,148

Total interest expense	2,999	1,386	6,804	4,190

Net interest income before provision for loan losses	4,464	3,201	11,531	8,256
PROVISION FOR LOAN LOSSES	214	235	955	1,065

Net interest income after provision for loan losses	4,250	2,966	10,576	7,191

NONINTEREST INCOME
Service charges on deposit accounts	189	183	533	511
Gains on loans sold	410	211	713	294
Fiduciary income	64	39	209	105
Other income	365	116	773	292
Net gains on sales of available-for-sale securities	1	(5)	7	(2)

Total noninterest income	1,029	544	2,235	1,200

NONINTEREST EXPENSE
Salaries and employee benefits	2,797	1,914	7,450	4,228
Net occupancy and equipment expense	651	424	1,586	980
Business tax expense	111	78	298	207
Amortization of intangibles	145	117	408	285
Other operating expense	1,036	755	2,463	1,799

Total noninterest expense	4,740	3,288	12,205	7,499

Income before income tax expense	539	222	606	892
INCOME TAX EXPENSE	203	88	242	341

Net income	$336	$134	$364	$551

BASIC EARNINGS PER SHARE	$0.09	$0.03	$0.09	$0.14
DILUTED EARNINGS PER SHARE	$0.09	$0.03	$0.09	$0.13

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands of dollars, except number of shares)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income
	Shares	Amount
BALANCE AT DECEMBER 31, 1998	4,001,999	$18,251	$1,538	$11,085	$46	$30,920
Comprehensive Income:
Net income	—	—	—	656	—	656	$656
Other comprehensive income—net change in unrealized gains (losses) on investments available-for-sale, net of deferred taxes of $43	—	—	—	—	(84)	(84)	(84)

Comprehensive Income	—	—	—	—	—	—	$572

Issuance of common stock for cash related to the employee stock purchase plan	5,743	34	—	—	—	34
Common stock repurchased	(134,500)	(732)	—	—	—	(732)
Issuance of common stock for acquisition	148,810	977	—	—	—	977
Cash dividends paid ($.06 per share)	—	—	—	(281)	—	(281)

BALANCE AT DECEMBER 31, 1999	4,022,052	$18,530	$1,538	$11,460	$(38)	$31,490
Comprehensive Income:
Net income	—	—	—	364	—	364	$364
Other comprehensive income—net change in unrealized gains (losses) on investments available-for-sale, net of deferred taxes of $8	—	—	—	—	24	24	24

Comprehensive Income	—	—	—	—	—	—	$388

Issuance of common stock for cash related to the employee stock purchase plan	8,001	39	—	—	—	39
Common stock repurchased	(204,632)	(1,102)	—	—	—	(1,102)
Cash dividends paid ($.04 per share)	—	—	—	(215)	—	(215)

BALANCE AT SEPTEMBER 30, 2000	3,825,421	$17,467	$1,538	$11,609	$(14)	$30,600

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Nine months ended September 30,
	2000	1999
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$364	$551
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	958	759
Provisions for loan losses	954	1,065
Net (gains) on sales of investments available-for-sale	(7)	2
Net amortization of investment security premiums and accretion of discounts	(2)	(1)
(Gains) on loans sold	(713)	—
Origination of loans held for sale	(95,738)	—
Proceeds of loans sales	87,235	—
(Increase) decrease in other assets	(349)	278
Increase (Decrease) in other liabilities	1,024	(325)
Federal Home Loan Bank stock dividends	(156)	(166)

Net cash provided by operating activities	(6,430)	2,163

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities:
Held-to-maturity	4,365	3,267
Available-for-sale	4,694	2,000
Purchases of investment securities:
Held-to-maturity	(4,369)	(3,365)
Available-for-sale	—	(3,492)
Net (increase) in loans	(48,089)	(4,600)
Purchases of premises and equipment	(207)	(510)
Net cash received (paid) in acquisition of business	3,296	(1,504)

Net cash provided by (used in) investment activities	(40,310)	(8,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, savings, and interest-bearing demand deposits	13,274	(3,810)
Net increase (decrease) in certificates of deposit	50,253	4,309
Dividends paid	(215)	(208)
Net increase (decrease) in short-term borrowings	(2,625)	(1,675)
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	(5,887)	(4,766)
Repurchase of common stock	(1,102)	(363)
Issuance of common stock for cash	39	22

Net cash provided by shares financing activities	53,737	(1,491)

Net increase (decrease) in cash and due from banks	6,997	(7,532)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	19,054	22,705

CASH AND DUE FROM BANKS AT END OF PERIOD	$26,051	$15,173

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

    Cowlitz Bancorporation (the Company) is a holding company located in southwest Washington. The Company's principal subsidiaries are Cowlitz Bank (the Bank), a Washington state-chartered commercial bank, and Business Finance Corporation (BFC) of Bellevue, Washington. Business Finance Corporation provides asset based financing to companies throughout the western United States. Cowlitz Bank is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. During the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area. Other markets served by Bay Mortgage include Silverdale, and Vancouver Washington and recently Portland, Oregon. Bay Escrow operates as a division of Cowlitz Bank and will complete escrow transactions for Bay Mortgage primarily for the Bellevue/Seattle market. Cowlitz Bank operates a de novo branch in Bellevue, Washington, doing business as Bay Bank. On July 3, 2000 the Company acquired Northern Bank of Commerce (NBOC) of Portland, Oregon. NBOC will operate as a branch of Cowlitz Bank doing business as Northern Bank of Commerce, serving customers in the Portland area.

2.  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000.

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

5.  Earnings Per Share

    The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted Avg Shares	Per Share Amount
	For the three months ended September 30, 2000
Basic earnings per share	$336	3,825,364	$.09
Stock Options		—
Diluted earnings per share	$336	3,825,364	$.09
	For the three months ended September 30, 1999
Basic earnings per share	$134	4,132,932	$.03
Stock Options		19,218
Diluted earnings per share	$134	4,152,150	$.03
	For the nine months ended September 30, 2000
Basic earnings per share	$364	3,912,674	$.09
Stock Options		—
Diluted earnings per share	$364	3,912,674	$.09
	For the nine months ended September 30, 1999
Basic earnings per share	$551	4,046,872	$.14
Stock Options		57,377
Diluted earnings per share	$551	4,104,249	$.13

    For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

    Options to purchase 335,280 and 61,000 shares of common stock at a price ranging from $4.94 to $7.94 were outstanding at September 30, 2000 and 1999, respectively. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

    In May 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000.

    The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operation.

7.  Comprehensive Income

    For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

    The components of comprehensive income for the periods ended September 30, 2000 and 1999 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Unrealized gain (loss) arising during the period, net of tax	$21	$(7)	$32	$(61)
Reclassification adjustment for net realized gains (losses) on securities available-for-sale included in net income during the year net of tax of $0, $1, $2, and $1	7	(3)	8	(1)

Net unrealized gain (loss) included in Other comprehensive income	$14	$(4)	$24	$(60)

8.  Segments of an Enterprise and Related Information:

    The Company is principally engaged in community banking activities through its branches and corporate offices. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. Beginning in 1998 with the acquisition of Business Finance Corporation, the Company provides asset based financing to companies throughout the western United States. In the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue,

Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. These companies specialize in all facets of residential lending including FHA and VA loans, construction loans and bridge loans. On July 1, 2000 the company acquired Northern Bank of Commerce, in Portland, Oregon. NBOC will be a branch of Cowlitz Bank doing business as Northern Bank of Commerce.

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

    Summarized financial information for the periods ended September 30, 2000 and 1999 concerning the Company's reportable segments is shown in the following tables.

	Three months ended September 30, 2000
	Community Banking	Mortgage Banking	Other	Intersegment	Consolidated
Interest income	$5,636	$1,230	$724	$(127)	$7,463
Interest expense	3,024	—	102	(127)	2,999

Net interest income	2,612	1,230	622	—	4,464
Provision for loan losses	168	—	46	—	214
Noninterest income	580	449	—	—	1,029
Noninterest expense	2,904	1,048	788	—	4,740

Income(loss) before income tax expense	120	631	(212)	—	539
Income tax expense	36	214	(47)	—	203

Net income(loss)	$84	$417	$(165)	$—	$336

	Three months ended September 30, 1999
	Community Banking	Mortgage Banking	Other	Intersegment	Consolidated
Interest income	$3,160	$735	$852	$(160)	$4,587
Interest expense	1,474	—	72	(160)	1,386

Net interest income	1,686	735	780	—	3,201
Provision for loan losses	235	—	—	—	235
Noninterest income	315	229	—	—	544
Noninterest expense	1,607	743	938	—	3,288

Income(loss) before income tax expense	159	221	(158)	—	222
Income tax expense	46	75	(33)	—	88

Net income(loss)	$113	$146	$(125)	$—	$134

	Nine months ended September 30, 2000
	Community Banking	Mortgage Banking	Other	Intersegment	Consolidated
Interest income	$14,651	$2,652	$1,511	$(479)	$18,335
Interest expense	6,957	—	326	(479)	6,804

Net interest income	7,694	2,652	1,185	—	11,531
Provision for loan losses	849	—	106	—	955
Noninterest income	1,397	838	—	—	2,235
Noninterest expense	7,785	3,257	1,163	—	12,205

Income(loss) before income tax expense	457	233	(84)	—	606
Income tax expense	155	79	8	—	242

Net income(loss)	$302	$154	$(92)	$—	$364

	Nine months ended September 30, 1999
	Community Banking	Mortgage Banking	Other	Intersegment	Consolidated
Interest income	$10,437	$1,029	$1,459	$(479)	$12,446
Interest expense	4,509	—	160	(479)	4,190

Net interest income	5,928	1,029	1,299	—	8,256
Provision for loan losses	717	—	348	—	1,065
Noninterest income	867	333	—	—	1,200
Noninterest expense	5,198	1,001	1,300	—	7,499

Income(loss) before income tax expense	880	361	(349)	—	892
Income tax expense	299	123	(81)	—	341

Net income(loss)	$581	$238	$(268)	$—	$551

9.  Acquisition of Northern Bank of Commerce

    On July 3, 2000, the Company acquired Northern Bank of Commerce "NBOC", of Portland, Oregon for approximately $3.7 million in cash, including acquisition costs. The Company will account for the transaction using the purchase method. Under the terms of the merger agreement, the shareholders of NBOC received $2.48 in cash for each share of NBOC stock. $999,000 of the purchase price, or $.815 per share, was deposited in an escrow account, on behalf of NBOC's shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a one year period following the merger. Losses on the indemnified loans in excess of the agreed-upon thresholds will be recognized in income through a provision for loan losses in the period in which they occur. The Company will at the same time record a receivable for the cash to be received from the NBOC shareholders via the escrow account under their indemnification arrangement (up to the remaining balance in the escrow account), with a corresponding credit to the provision for loan losses.

    The following table reconciles the acquisition of NBOC. As part of the transaction approximately $809,000 was recorded in goodwill and will be amortized on a straight-line basis over a fifteen year period. Fair value adjustments are subject to update as additional information becomes available.

Fair Value of assets acquired, including goodwill	$46,983
Less liabilities assumed	43,256

Cash paid for acquisition	(3,727)
Less cash acquired	7,023

Net cash received in acquisition	$3,296

    The following pro forma information is provided regarding the purchase of NBOC, as if the combination occurred at the beginning of the year:

	Six Months Ending June 30, 2000	Six Months Ending June 30, 1999
	(Unaudited)	(Unaudited)
Pro forma Financial Information (In Thousands, except for per share data)
Net Interest Income	$8,485	$6,873

Net Income (loss)	$(92)	$325

Net Interest Income Per Share	$2.14	$1.72

Net Income (loss) Per Share	$(.02)	$.08

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

Results of Operations

Introduction

    On July 3, 2000, the Company acquired Northern Bank of Commerce "NBOC," of Portland, Oregon in a business combination accounted for using the purchase method. The results of operations of the Company for the third quarter of 2000 and for the nine months ending September 30, 2000 do not include the results of operations for NBOC prior to the date of purchase.

    During the third quarter of 2000 the Company had net income of $336,000, or $.09 per diluted share compared to net income of $134,000, or $.03 in the third quarter of 1999. The primary reason for the increase in net income for the three month period ending September 30, 2000 was an increase in interest and fees on loans, which included approximately $807,000 of interest and fees earned on loans acquired from NBOC. Interest income increased from $4.6 million in the third quarter of 1999 to $7.5 million during the comparable period in 2000. Noninterest income increased from $0.5 million in the third quarter of 1999 to $1.0 million during the comparable period in 2000. The primary factor contributing to this increase was a strong period of new loan originations and sales for the mortgage division. The bank expanded its mortgage operation by acquiring Bay Mortgage of Bellevue, Washington; Bay Mortgage of Seattle, Washington; and Bay Escrow of Seattle, Washington in the third quarter of 1999.

    For the first nine months of 2000 revenues (net interest income before provision for loan losses and non interest income) have increased 39% when compared to the like period in 1999 and assets have grown 50% during the first nine months of 2000. Cowlitz Bank's Bellevue Washington branch, doing business as Bay Bank, has made a significant contribution to the Company's growth, adding $58.8 million in loans and $25.7 million in deposits during the first nine months of 2000. The purchase of NBOC in July, 2000 added $33.0 million in loans and $42.9 million in deposits, which has increased the Company's third quarter interest income and interest expense over the prior year comparable quarter. Bay Mortgage and Bay Escrow, acquired in the third quarter of 1999, have also contributed to income through interest and fees on loans held for sale.

    The Company's net income for the nine months ended September 30, 2000 and 1999 was $364,000 and $551,000, respectively. This decrease in net income is the result of a severance charge of $540,000 after the resignation of the Company's Chief Operating Officer and Cowlitz Bank's President and Chief Executive Officer, Charles W. Jarrett. Also contributing to the decline in net income was an increase in noninterest expense related to the Company's growth.

Net Interest Income

  Three Months ended September 30, 2000 and 1999

    Net interest income for the quarter ended September 30, 2000 was $4.5 million, compared to $3.2 million at September 30, 1999. The overall tax-equivalent earning asset yield was 10.98% at September 30, 2000 compared to 11.96% at September 30, 1999. Average earning assets increased to $272 million for the quarter ended September 30, 2000 compared to $153 million during the same period last year. The increase in average earning assets is primarily attributable to recent business acquisitions and to the origination of new loans by the Company. The increase in net interest income is primarily a result of the increase in earning assets, and is offset by the lower average yield on earning assets.

    Average interest bearing liabilities increased for the quarter ended September 30, 2000 to $220 million, compared to $111 million during the like period in 1999. The average cost of interest bearing liabilities has increased to 5.45% during the three-month period ending September 30, 2000 from 4.99% during the three-month period ending September 30, 1999. The increase in the average interest bearing liabilities is primarily due to recent business acquisitions and due to the Company's efforts to attract core deposits at all of its branch locations, and to obtain out-of-state certificates of deposit that are needed to help fund the Company's growth in interest earning assets. The cost of interest bearing liabilities is higher primarily due to the impact of these higher-yielding certificates. In addition, as described in the Analysis of Net Interest Income, the Company's net interest spread has narrowed during the third quarter due to the combined impact of these higher yielding certificates and due to the lower yield on average earning assets.

Analysis of Net Interest Income

    The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

	Three Months Ended September 30,
			Increase (Decrease)
(unaudited) (in thousands of dollars)	2000	1999		Change
Interest income(1)	$7,464	$4,588	$2,876	62.7%
Interest expense	2,999	1,386	1,613	100.2%

Net interest income	$4,465	$3,202	$1,263	39.4%

Average interest earning assets	$272,022	$153,447	118,575	77.2%
Average interest bearing liabilities	$220,133	$111,172	108,961	98.0%
Average yields earned(2)	10.98%	11.96%	(.98)
Average rates paid(2)	5.45%	4.99%	.46
Net interest spread(2)	5.53%	6.97%	(1.44)
Net interest margin(2)	6.57%	8.35%	(1.78)

(1)
Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2)
Ratios for the three months ended September 30, 2000 and 1999 have been annualized.

    The decline in average yields earned from 11.96% at September 30, 1999 to 10.98% at September 30, 2000 is primarily due to the increased amount of loans placed on non-accrual status during the third quarter of 2000 compared to the same period in the prior year. Non-accrual loans increased to $7.2 million at September 30, 2000 from $3.0 million at September 30, 1999. The Company does not earn any interest income when loans are placed on non-accrual status, and any earned but uncollected income is reversed against interest income during the period in which non-accrual status is established. In addition, the Company's loan mix during the quarter ending September 30, 2000 included a higher concentration of lower yielding loans, such as mortgage loans originated by the Company's mortgage banking division, which increased to 7.7% of total loans outstanding at September 30, 2000 from 5.5% of total loans at September 30, 1999.

  Nine Months Ended September 30, 2000 and 1999

    Total interest earning assets averaged $221 million for the nine months ended September 30, 2000, compared to $175 million for the corresponding period in 1999. The average yield on interest earning assets increased to 11.06% during the first nine months of 2000 compared to 10.75% for the corresponding period in 1999. This increase is a result of the increase in average earning assets at BFC, the mortgage division, and the addition of earning assets acquired with the acquisition of NBOC. Loans at BFC typically earn a higher rate of interest than those loans at the Bank reflecting the more aggressive lending mix of its portfolio. Average loans at BFC have increased from $2.8 million at September 30, 1999 to $5.1 million at September 30, 2000. Also contributing to this increase in loan yield is a higher level of income earned from interest and fees on mortgage loans originated and held for sale. The Company's mortgage operations originated $95.7 million of loans held for sale during the nine months ending September 30, 2000 compared to approximately $36.0 million during the same period of the prior year.

    Interest bearing liabilities averaged $175 million and $112 million during the first nine months of 2000 and 1999, respectively. The average cost of these liabilities increased in the first nine months of 2000 to 5.18% from 5.00% in the first nine months of 1999. The increase in average interest bearing liabilities is primarily the result of the additional deposits acquired during the purchase of Northern Bank of Commerce, while the higher cost of funds is primarily due to higher yielding out of state certificates of deposits.

Analysis of Net Interest Income

    The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

	Nine Months Ended September 30,
			Increase (Decrease)
(unaudited) (in thousands of dollars)	2000	1999		Change
Interest income(1)	$18,337	$12,448	$5,889	47.3%
Interest expense	6,804	4,190	2,614	62.4%

Net interest income	$11,533	$8,258	$3,275	39.6%

Average interest earning assets	$221,085	$154,422	66,663	43.2%
Average interest bearing liabilities	$175,055	$111,751	63,304	56.6%
Average yields earned(2)	11.06%	10.75%	.31
Average rates paid(2)	5.18%	5.00%	.18
Net interest spread(2)	5.88%	5.75%	.13
Net interest margin(2)	6.96%	7.13%	(.17)

(1)
Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2)
Ratios for the nine months ended September 30, 2000 and 1999 have been annualized.

Market Risk

    Interest rate risk and credit risk are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Management has assessed these risks and feels that there has been no material change since December 31, 1999, except for the credit risk associated with certain specifically designated loans acquired from NBOC totaling $15.2 million. As part of the purchase agreement, the Company established specific reserves on these loans at the date of purchase, and also placed $999,000 of the purchase price in an escrow account, which is to be held for one year in order to indemnify the Company against possible credit losses arising from such loans. Additional discussion is included in the section Allowance for Loan Losses.

Non-Interest Income

  Three months ended September 30, 2000 and 1999

    Non-interest income consists of the following components:

	Three month ended September 30,
	2000	1999
Service charge on deposit accounts	$189	$183
Gains on loans sold	410	208
Fiduciary income	64	39
Escrow fees	100	29
Credit Card income	95	37
Loan underwriting fees	87	21
ATM income	19	16
Other miscellaneous fees and income	65	11

Total non-interest income	$1,029	$544

    Non-interest income was $1,029,000 for the three months ended September 30, 2000 and $544,000 in the corresponding period in 1999. An increase in gains on loans sold, escrow fees, and loan underwriting fees associated with the expansion of the Bank's mortgage division have been the primary drivers behind the increase in noninterest income for the three-month period ending September 30, 2000. Also contributing to this increase was the continued growth of the Company's trust services.

  Nine months ended September 30, 2000 and 1999

    Total non-interest income increased to $2.2 million for the first nine months of 2000 compared to $1.2 million during the same period in 1999.

    Non-interest income consists of the following components:

	Nine Month ended September 30,
	2000	1999
Service charge on deposit accounts	$533	$511
Gains on loans sold	713	294
Fiduciary income	209	105
Escrow fees	245	29
Credit Card income	172	101
Loan underwriting fees	173	39
ATM income	53	41
Safe deposit box fees	31	32
Other miscellaneous fees and income	106	48

Total non-interest income	$2,235	$1,200

    The increase in non-interest income is primarily a result of the expansion in services provided by the mortgage division of the Bank as well as the continued growth of the Trust Department.

Non-Interest Expense

  Three months ended September 30, 2000 and 1999

    Non-interest expense consists principally of employees' salaries and benefits, occupancy costs, data processing and communication expenses, FDIC (Federal Deposit Insurance Corporation) insurance premium, professional fees, and other non-interest expenses. Non-interest expenses increased 44.2% to $4.7 million for the quarter ended September 30, 2000 compared to $3.3 million for the quarter ended September 30, 1999, primarily due to increased staffing costs and occupancy expenses and amortization of goodwill related to the acquisitions in the last half of 1999 and the third quarter of 2000.

    Other operating expense such as insurance, legal and accounting expenses, service charges, postage and other business expenses were $1,036,000 for the quarter ending September 30, 2000 and $755,000 for the same period in 1999. The increase from quarter to quarter was due to the Company's recent expansion.

  Nine months ended September 30, 2000 and 1999

    For the nine months ended September 30, 2000, non-interest expense was $12.2 million as compared to $7.5 million for the nine months ended September 30, 1999. Salaries and benefits expense of $7.4 million for the first nine months of 2000 represents an increase from $4.2 million for the comparable period in 1999. Contributing to this increase was a severance charge of $540,000 related to the resignation of the Company's President and Chief Operating Officer. This increase is also a result of the addition of employees after the acquisition of Bay Mortgage and Bay Escrow and the start up of the Bank's Bellevue, Washington branch, doing business as Bay Bank in the third quarter of 1999, and the acquisition of Northern Bank of Commerce in July of 2000. In addition, ordinary salary increases for existing employees generally ranging from three to six percent a year have contributed to this increase. At September 30, 2000, the Company had 174 full-time equivalent employees compared to 162 at September 30, 1999. Also adding to the increase in non-interest expenses was an increase in occupancy expense and amortization of goodwill from the acquisitions.

    Net occupancy expenses consist of depreciation on premises, lease costs of buildings and equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at September 30, 2000 was $1,600,000 or 61.8% higher than $980,000 at

September 30, 1999. The increase in occupancy expense in 2000 was due primarily to an increase of $420,000 in lease payments after the acquisition of Bay Mortgage, the start up of Bay Bank in Bellevue, Washington, and the addition of Northern Bank of Commerce, in Portland, Oregon along with the additional depreciation and service costs on equipment at these locations.

    Other operating expense such as insurance, legal and accounting expenses, service charges, postage and other business expenses were $2.5 million at September 30, 2000 and $1.8 million at September 30, 1999. The increase from year to year was due to the Company's continued growth and expansion.

Income Taxes

  Three months ended September 30, 2000 and 1999

    For the three-month period ending September 30, 2000 the provision for income taxes was $203,000 compared to $88,000 during the corresponding period in 1999. The effective tax rates were 37.7% and 39.6% for the quarter ending September 30, 2000 and 1999, respectively. This increase was due to the impact of the amortization of goodwill associated with the NBOC acquisition that is not deductible for income tax purposes in relation to the level of pretax income.

  Nine months ended September 30, 2000 and 1999

    The provision for income taxes amounts to $242,000 and $341,000 at September 30, 2000 and 1999, respectively. The provision resulted in an effective tax rate of 39.9% and 38.2%, respectively. This increase was due to the impact of the amortization of goodwill associated with the NBOC acquisition that is not deductible for income tax purposes in relation to the level of pretax income.

Provision for Loan Losses

  Three months ended September 30, 2000 and 1999

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

    The Company's provision for loan losses was $214,000 and $235,000 for the three months ended September 30, 2000 and 1999, respectively. Net charge-offs for the three months ended September 30, 2000 were $295,000, compared to net recoveries of loans previously charged off of $47,000 for the same period in 1999. Total charge-offs were $369,000 in the third quarter of 2000 compared to $82,000 in the third quarter of 1999. Management continues to closely monitor the loan quality and existing relationships. For a more detailed discussion please see Allowance for Loan Losses.

  Nine months ended September 30, 2000 and 1999

    Provisions for loan losses recorded for the nine months ended September 30, 2000 were $955,000 as compared to $1,065,000 at September 30, 1999. Net charge-offs were $452,000 and $785,000 at September 30, 2000 and 1999, respectively. Total charges offs of $653,000 at September 30, 2000 and $895,000 at September 30, 1999. At September 30, 2000 the allowance for loan losses was 2.06% of total loans outstanding. During the first quarter of 1999, the Company determined that approximately $348,000 in receivables purchased by its subsidiary BFC were not collectible. These receivables were charged off during the first quarter of 1999 and the Company increased its provision for loan losses accordingly, which resulted in a higher loss provision requirement in the prior period relative the the same period ending September 30, 2000. As discussed more fully in the Allowance for Loan Losses section, the Company increased its allowance for loan losses by $2.0 million in connection with its acquisition of NBOC. The decline in the provision between periods was due to this provision made in the first quarter of 1999. With the acquisition of Northern Bank of Commerce in July 2000, the company booked an adjustment to provision of $1,988,000.

    The following table shows the Company's loan loss performance for the periods indicated:

	Nine months Ending September 30,
			December 31, 1999
(unaudited) (in thousands of dollars)	2000	1999
Loans outstanding at end of period	$232,028	$136,457	$149,386
Average loans outstanding during the period	$191,369	$127,542	$132,002
Allowance for loan losses, beginning of period	$2,281	$1,814	$1,814
Loans charged off:
Commercial	579	767	838
Real Estate	—	42	41
Consumer	35	32	50
Credit Cards	39	54	96

Total loans charged-off	653	895	1,025

Recoveries:
Commercial	180	94	104
Real Estate	—	—	15
Consumer	8	16	1
Credit Cards	13	—	23

Total recoveries	201	110	143

Adjustment: Incident to .NBOC acquisition	1,988	—	—
Provision for loan losses	955	1,065	1,349

Allowance for loan losses, end of period	$4,772	$2,094	$2,281

Ratio of net loans charged-off to average loans outstanding	.24%	.62%	.67%
Ratio of allowance for loan losses to loans at end of period	2.06%	1.53%	1.53%

Loans

    Total loans outstanding were $232 million and $149 million at September 30, 2000 and December 31, 1999, respectively. Loan commitments were $46.7 million at September 30, 2000 and $27.6 million at December 31, 1999.

    The following table presents the composition of the Company's loan portfolio at the dates indicated:

	September 30, 2000		December 31, 1999
(unaudited) (in thousands of dollars)	Amount	Percentage	Amount	Percentage
Commercial	$185,980	79.86%	$123,701	82.47%
Real estate construction	6,839	2.93	3,104	2.07
Real estate commercial	15,176	6.52	9,859	6.58
Real estate mortgage	17,948	7.71	8,194	5.46
Consumer and other	6,935	2.98	5,134	3.42

	232,878	100.00%	149,992	100.00%

Deferred loan fees	(850)		(606)

Total loans	232,028		149,386
Allowance for loan losses	(4,772)		(2,281)

Total loans, net	$227,256		$147,105

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

    The result is an allowance with two components:

    Specific Reserves:  The amount of specific reserves are established when there are significant conditions or circumstances related to a loan that indicate that a loss may be incurred. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

    General Allowance:  The amount of the general allowance is based on loss factors assigned to the Company's loan exposures based on internal credit ratings and historical loss experience. These loss factors are determined on the basis of actual charge-off experience and suggested regulatory guidelines. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories (grades six through 10) of "management attention", "special mention", "substandard", "doubtful" and "loss" in the Company's Watch List. Loss reserve factors are then applied to each of these categories of classified loan balances. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the highest years' actual net charge-offs within the past 5 years and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Based upon its best estimate of probable losses, management selects a general allowance within this calculated range. Factors considered by management in making its best estimate include the volume and mix of the existing loan portfolio, including the volume and severity of non-performing loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

    Loans and other extensions of credit deemed un-collectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $2.6 million at September 30, 2000 compared to $1.7 million at December 31, 1999. Management believes this increase is prudent given the recent growth in commercial loans and the trend in the historical level of net charge-offs through September 30, 2000.

    At September 30, 2000, approximately $2.2 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for inherent losses related to specific loans, compared to $551,000 at December 31, 1999. Specific reserves were increased by $1.9 million on July 3, 2000 as a result of expected losses in certain loans acquired in the NBOC purchase. The Company is indemnified from losses on these specified NBOC loans under the terms of its purchase agreement with NBOC up to an aggregate amount of $999,000, which is equal to that portion of the cash purchase price that has been placed in escrow. Future losses on the indemnified loans in excess of the agreed upon thresholds will be recognized in income through a provision for loan losses in the period in which they occur. The Company will at the same time record a receivable for the cash to be received from the escrow account with a corresponding reduction to the provision for loan losses. An escrow committee consisting of an equal number of former NBOC board members and Company representatives will determine when the Company can recover excess losses on the specified loans. This analysis will include consideration of the same factors used by the Company to evaluate its regular loan loss reserves. In addition to the $1.9 million of specific reserves originally established, the Company has established additional loss reserves against the specified NBOC loans, which are in excess of the potential recovery from escrow. The Company's estimate of the allowance for loan losses related to these NBOC loans assumes recovery of all the funds held in escrow to offset probable loan losses.

    Management's evaluation of the factors above resulted in allowances for loan losses of $4.8 million and $2.3 million at September 30, 2000 and December 31, 1999, respectively. The allowance as a percentage of total loans was 2.06% at September 30, 2000 and 1.53% at December 31, 1999. As part of the purchase entry related to the acquisition of NBOC $1.9 million was added to the allowance for loan loss.

    The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts.

Non-performing Assets

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

    The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited) (in thousands of dollars)	September 30, 2000	December 31, 1999
Loans on nonaccrual status	$7,237	$2,387
Loans past due greater than 90 days but not on nonaccrual status	439	—
Other real estate owned	866	580
Other Assets	63	18

Total non-performing assets	$8,605	$2,985

Percentage of non-performing assets to total assets	2.90%	1.50%

    At September 30, 2000 non-performing assets were $8.6 million or 2.90% of total assets compared to $3.0 million or 1.50% of total assets at December 31, 1999. The increase in non-performing assets is primarily attributable to certain loans acquired from NBOC, which were placed on non-accrual status during the third quarter of 2000. Total NBOC loans acquired in the purchase that were classified as watch, special mention, substandard or doubtful approximated $15.2 million, and the Company has established general and specific reserves for these loans as discussed in the Allowance for Loan Loss. Approximately $4.0 million of the NBOC classified loans have since been placed on non-accrual status. Approximately 850,000 net, of additional loans were also placed on non-accrual status in accordance with the Company's policies during the quarter ended September 30, 2000, and are allocated a portion of the Company's specific reserves. Although the total amount of non-performing assets has increased since December 31, 1999, management does not necessarily believe that losses are probable on all of these loans, and expects that full or partial recovery of any future losses, which may be incurred in excess of current reserves, will be obtained from the underlying collateral or credit guarantees of the borrower.

    Approximately $5.8 million of the non-accrual loans are primarily secured by real estate and the remainder consists of commercial and consumer loans with various collateral. Since September 30, 2000 an additional $551,000 has been added to nonaccrual status.

    Other real estate owned increased from $580,000 at December 31, 1999 to $866,000 at September 30, 2000 as properties classified as other real estate have been reclassified from non-accruals to OREO. The company is actively marketing these assets.

Liquidity

    Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of September 30, 2000, approximately $5.5 million of the securities portfolio matures within one year.

    Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 25% of assets, subject to certain collateral limitations. Advances from the FHLB have terms ranging from 1 through 15 years and at September 30, 2000 bear interest at rates from 6.02% to 8.80%. At September 30, 2000, $18.3 million in advances were outstanding from the FHLB and the Company had additional borrowing capacity for cash advances of $48.5 million. The Company may increase its percentage of borrowings from the FHLB in the future if circumstances warrant.

    The Company has recently increased it higher yielding certificates to help support its loan growth. Rates paid on these liabilities range from 6.65% to 7.65% with maturities between 12 and 24 months.

Capital

    The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At September 30, 2000, the Company's ratios were 10.16% and 11.42%, respectively. At December 31, 1999, the company's ratios were 17.51% and 18.76%, respectively. The ratio of Tier 1 capital to average assets was 8.80% and 17.73% at September 30, 2000 and December 31, 1999, respectively.

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

    Effective October 26, 2000, the Audit Committee of the Company's Board of Directors approved a change in the Company's independent auditors for the year ended December 31, 2000 from Arthur Andersen LLP to Moss Adams LLP.

Item 6

(a)
Exhibits.  The list of exhibits is set forth on the Exhibit Index attached hereto.

(b)
On July 17, 2000 a Form 8-K was filed. On September 14, 2000 an amended Form 8-K was filed.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COWLITZ BANCORPORATION (Registrant)
Dated: November 10, 2000	/s/ HARVE MENKENS Harve Menkens President
Dated: November 10, 2000	/s/ DONNA P. GARDNER Donna P. Gardner Vice-President/Secretary-Treasurer

Exhibit Index

Exhibit No.
3.1	*	Restated and Amended Articles of Incorporation of the Company
3.2	*	Bylaws of the Company
27		Financial Data Schedule

*
Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355

QuickLinks

Part II. Other Information
  Item 3 Quantitative and Qualitative Disclosure about Market Risk
  Item 5 Other Information
  Item 6