Form 10-Q/A
period 2000-09-30
COWLITZ BANCORPORATION
filed 2000-11-13
CIK 894267

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q/A

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

    In March, 1999 the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 400,000 shares of Common Stock. If all 400,000 shares are repurchased, it will represent approximately 10% of the Company's outstanding common stock. As of September 30, 2000 approximately 331,000 shares have been repurchased at an average price of $5.41 per share. Currently the Company has 4,022,052 shares outstanding.

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

Income Taxes

  Three months ended September 30, 2000 and 1999

    For the three-month period ending September 30, 2000 the provision for income taxes was $203,000 compared to $88,000 during the corresponding period in 1999. The effective tax rates were 37.7% and 39.6% for the quarter ending September 30, 2000 and 1999, respectively. This decrease in the effective tax rate was due to the higher level of pre-tax income in the third quarter of 2000 without a significant change in the nature or amount of certain items that are not deductible for tax purposes, such as the amortization of goodwill associated with certain business acquisitions and payments for key-man life insurance policies.

  Nine months ended September 30, 2000 and 1999

    The provision for income taxes amounts to $242,000 and $341,000 at September 30, 2000 and 1999, respectively. The provision resulted in an effective tax rate of 39.9% and 38.2%, respectively. This increase in the effective tax rate was due to the lower level of pre-tax income for the nine months ending September 30, 2000 compared to the same period in the prior year, without a significant change between comparable periods in the nature or amount of certain items that are not deductible for tax purposes, such as the amortization of goodwill associated with certain business acquisitions and payments for key-man life insurance policies.

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

    The following table shows the Company's loan loss performance for the periods indicated:

	Nine months Ending September 30,
			December 31, 1999
(unaudited) (in thousands of dollars)	2000	1999
Loans outstanding at end of period	$232,028	$136,457	$149,386
Average loans outstanding during the period	$191,369	$127,542	$132,002
Allowance for loan losses, beginning of period	$2,281	$1,814	$1,814
Loans charged off:
Commercial	579	767	838
Real Estate	—	42	41
Consumer	35	32	50
Credit Cards	39	54	96

Total loans charged-off	653	895	1,025

Recoveries:
Commercial	180	94	104
Real Estate	—	—	15
Consumer	8	16	1
Credit Cards	13	—	23

Total recoveries	201	110	143

Adjustment: Incident to NBOC acquisition	1,988	—	—
Provision for loan losses	955	1,065	1,349

Allowance for loan losses, end of period	$4,772	$2,094	$2,281

Ratio of net loans charged-off to average loans outstanding	.24%	.62%	.67%
Ratio of allowance for loan losses to loans at end of period	2.06%	1.53%	1.53%

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

    Exhibit List

    Exhibit 2.1 Agreement for Merger dated April 25, 2000 by and among Cowlitz Bancorporation, Cowlitz Bank and Northern Bank of Commerce. Incorporated by reference to Form 8-K filed by the Registrant on July 17, 2000.

(b)
Reports of Form 8-K.

    1.  On July 17, 2000, the Company filed a report on Form 8-K containing Items 2 and 7.

    2.  On September 14, 2000, the Company filed an amended report on Form 8-K containing Item 7. This report contained financial statements for Northern Bank of Commerce and pro forma financial statements showing the effect of the acquisition of Northern Bank of Commerce.

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