Form 10-K405
period 2000-12-31
COWLITZ BANCORPORATION
filed 2001-03-26
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

            |X| Annual Report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form of this form 10-K. |X|

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 2001, was $14,495,853.

Common Stock, no par value on February 28, 2001: 3,690,457

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrants proxy statement dated April 1, 2001, for the 2001 annual meeting of shareholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
Part I

Item 1.  Business......................................................      3

Item 2.  Properties....................................................      13

Item 3.  Legal Proceedings.............................................      13

Item 4.  Submission of matters to vote of securities holders..........       14

Part II

Item 5.  Market price and dividends on registrant's common equity
         and related stockholder matters..............................       14

Item 6.  Selected Financial Data......................................       15

Item 7.  Management's discussion and analysis of financial condition
         and results of operations.....................................      16

Item 8.  Financial statements and supplementary data...................      34

Item 9.  Changes in and disagreements with accountants on accounting
         and financial disclosure.......................................     71

Part III

Item 10. Director and executive officers of the registrant..............     71

Item 11. Executive compensation.........................................     71

Item 12. Security ownership of certain beneficial owners and management.     71

Item 13. Certain relationships and related transactions.................     71

Part IV

Item 14. Exhibits, financial statement schedules, and reports on
         form 8-K.......................................................     71

Part I

Item 1. Business

Introduction

      Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (also the "Company" or the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington.

      The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, mortgage origination and trust services. The Company also provides asset-based lending services to companies throughout the Western United States through it's subsidiary, Business Finance Corporation ("BFC"), which was acquired during 1998.

      The Company's goal is to expand its position as a leading community based provider of financial services. The Company's growth strategy is based on providing both exceptional personal service and a wide range of financial services to its customers. This is done by emphasizing personal service and developing strong community ties, offering financial products and services that are focused on small and medium-sized businesses, and increasing business volume in existing markets. In accordance with this strategy, during 1999 the Company commenced operations in the Seattle, Washington area through the acquisition of Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington and Bay Escrow of Seattle, Washington collectively ("Bay Mortgage"). Bay Mortgage operates as a division of Cowlitz Bank serving customers throughout the greater Bellevue/Seattle market area. Other Washington markets served by Bay Mortgage include Cowlitz County, Silverdale and Vancouver, which also serves Portland, Oregon. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank.

      On July 1, 2000 the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon. NBOC will operate as a branch of Cowlitz Bank doing business as Northern Bank of Commerce, serving small to medium-sized business customers in the Portland, Oregon area.

Products and Services

      The Company offers a broad portfolio of products and services tailored to meet the financial needs of targeted customers in its market areas. It believes this portfolio is generally competitive with the products and services of its competitors, including major regional and national banks. These products and services include:

      Deposit Products. The Company provides a range of deposit products for customers, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. During times of asset growth, or as liquidity needs arise, the Company will utilize broker deposits as a source of funding. The Company strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts and thus to reduce its cost of funds.

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

      Commercial Loans. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include equipment and inventory financing, operating lines of credit and accounts receivable financing. For regulatory purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages and trust deeds on real property, although the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and inventory or other working capital needs. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans secured by real property are limited to 80% of the value of the collateral. In some cases, the Company may require personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by its single borrower lending limits imposed by law. See "Risk Factors" for further discussion.

      The Company, through BFC, also provides asset-based lending services. BFC is in the business of lending money on the security of accounts receivable and inventory. Accounts receivable and inventory lending is a growing and rewarding business, generating higher rates of return than typically found with standard bank lending products, but at increased risk of non-collection. Financing receivables and inventories requires constant review of the health of the customer's business and more importantly the health of the party paying on the accounts receivable. Loans on receivables and inventory are essentially revolving loans. As loans on receivables are repaid by customers collections, they are renewed by new advances made against receivables and/or inventory as new sales or inventory purchases occur. There are many examples and situations when this type of financing can be desirable by businesses. A new business may not have a track record to qualify for a standard unsecured loan. Sales could be growing faster than a business has capital to support, requiring larger loans than can be supported based on the borrower's balance sheet. A subsidiary business could have added a new product line that catches on with substantial sales growth. The parent cannot provide financing without straining its resources and, therefore, the subsidiary finances its operations independent of the parent. Seasonal businesses often experience greater demand during the peak season that might strain the normal financing sources available. Business Finance Corporation has provided more than $100 million in asset-based financing to companies throughout the Western United States.

      Real Estate Loans. Real estate loans are available for construction, purchasing and refinancing residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property.

      The Company provides customers access to long-term conventional real estate loans primarily through Bay Mortgage. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction and bridge loans.

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

      Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a retirement home branch network, a debit card program, automated teller machines at five branch locations and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company does not currently charge fees for any of these services. The Company provides drive-through facilities at four of its branches. A sophisticated internet cash management product is currently being tested for release in the second quarter of 2001.

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

      Other Financial Services. The Company believes that providing its customers a full range of financial services is an important element of its strategy to attract and retain customers. To this end, the Company has entered into a lease arrangement with Raymond James Financial Services, Inc., a securities broker which is owned by the Chief Executive Officer of the Company. This organization maintains an office on the main floor of the Cowlitz Financial Center, where the main office of the Company is located and has access to space in the Company's other branches. Representatives of this company meet with clients at each of the Bank's Cowlitz County branches. The Company has no financial interest in Raymond James Financial Services, Inc.

Acquisitions

      On July 1, 2000, the Company acquired NBOC for approximately $3.8 million in cash, including acquisition costs. NBOC operates as a branch of Cowlitz Bank, and serves customers throughout the greater Portland area. The Company has accounted for the transaction using the purchase method of accounting. Under the terms of the agreement, the shareholders of NBOC received $2.48 in cash for each share of NBOC stock. Of the purchase price, $1 million or $.815 per share, was deposited in an escrow account, on behalf of the NBOC shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a one year period following the merger. During 2000, the Company charged-off NBOC loans in an amount exceeding the balance in the escrow reserve, thus $1.0 million from the escrow reserve was recorded as a recovery of charged off loans. Losses on the specified NBOC loans in excess of $1.0 million are recognized in income through a provision for loan losses in the period in which they occur.

      The following table summarizes the acquisition of NBOC. As part of the transaction, approximately $946,000 was recorded as goodwill and will be amortized on a straight-line basis over a 15-year period. Fair value estimates are subject to update as additional information becomes available.

(dollars in thousands)
   Fair value of assets acquired, including goodwill                $47,192
   Less liabilities assumed                                          43,357
                                                                    -------
   Cash paid for acquisition                                         (3,835)
   Less cash acquired                                                 7,023
                                                                    -------

      Net cash received in acquisition                              $ 3,188
                                                                    =======

      On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition was accounted for using the purchase method of accounting, and included a cash payment of $1 million and issuance of common stock with a value of $977,000. Remaining payments of approximately $840,000 in cash and common stock may be issued under the terms of a two-year performance earn-out agreement. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage operates as a division of Cowlitz Bank and serves customers throughout the greater Bellevue/Seattle market area.

      On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition was accounted for using the purchase method of accounting, and included a cash payment of $697,000. At December 31, 2000, remaining payments of approximately $120,000 in cash may be paid under the remaining two years of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

      On September 1, 1999, the Company acquired Bay Escrow, of Seattle, Washington. The acquisition was accounted for using the purchase method of accounting, and included a cash payment of $164,000. Bay Escrow operates as a division of Cowlitz Bank and completes escrow transactions for Bay Mortgage.

      The following table reconciles the acquisition of Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. As part of these transactions, $2.3 million was recorded in goodwill and is amortized on a straight-line basis over a 15-year period:

                                         Bay            Bay            Bay
                                      Mortgage       Mortgage        Escrow
                                      Bellevue        Seattle        Seattle
                                    ------------   ------------   ------------

(dollars in thousands)
   Fair value of assets acquired,
     including goodwill             $      6,623   $        793   $        171
   Less liabilities assumed                4,646             96              7
   Less stock issued                         977             --             --
                                    ------------   ------------   ------------

   Cash paid for acquisition               1,000            697            164
   Less cash acquired                         89            146             61
                                    ------------   ------------   ------------

      Net cash paid in acquisition  $        911   $        551   $        103
                                    ============   ============   ============

      The following unaudited pro forma financial information for the Company gives effect to the acquisitions of NBOC, Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington and Bay Escrow as if they had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future for the combined companies under the ownership and management of the Company. The pro forma results include certain adjustments, such as additional expense, as a result of goodwill amortization.

                                                       Pro forma (unaudited)
                                                       Year Ended December 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------

(dollars in thousands, except per share amounts)
   Net interest income                                $  17,453     $  17,927
                                                      ==========    ==========
   Net loss                                           $    (279)    $    (964)
                                                      ==========    ==========
   Net interest income per share                      $    4.49     $    4.42
                                                      ==========    ==========
   Losses per share                                   $    (.01)    $    (0.2)
                                                      ==========    ==========

Market areas

      The Company's primary market areas from which it accepts deposits and makes loans is Cowlitz County, southwest Washington, King County, Washington, the Portland metropolitan area in Oregon, and the surrounding counties in Washington and northwest Oregon. As a community bank, Cowlitz Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. Bay Mortgage is concentrated in western Washington and northwest Oregon, while BFC provides asset-based lending services throughout the western United States.

Employees

      As of December 31, 2000, the Company employed a total of 185 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

Risk Factors

Exposure to Regional Economy

      Historically, the Company has been extremely dependent upon and sensitive to the economy of Cowlitz County. The region's employment had been dependant primarily on the forest products industry, but has recently diversified as other manufacturers entered the region and created additional local jobs. The Company's expansion into the Seattle, Washington, and Portland, Oregon markets has greatly reduced its dependence on the economy of Cowlitz County. However, the Company is still dependent on the economy in the Pacific Northwest region.

Credit Risk

      The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and most loans are secured by collateral, a downturn in the economy or the real estate market or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during an economic downturn.

Interest Rate Risk

      The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset and liability. Although the Company strives to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. Further, an unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities and, therefore, on the level of net interest income.

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

      The banking industry in the market areas in which the Company operates is generally characterized by well established large banks. There are also thrift institutions, other community banks and credit unions within the market areas that are very competitive in deposit and consumer lending areas.

      The major competition for commercial banking services in Cowlitz County comes from U.S. Bank, Key Bank, Bank of America and Columbia State Bank. None of these competitors are headquartered in Cowlitz County and many have relocated key functions (e.g., loan decisions) into regional offices outside of the area. In the Company's greater Seattle market area, the main sources of competition are U.S. Bank, Key Bank, Bank of America, Wells Fargo, Washington Mutual, Evergreen State Bank, Western Bank, Columbia Bank, and other community banks and mortgage companies located in the greater Seattle/Bellevue area. For NBOC in the Portland area, competition comes from banks such as Washington Mutual, US Bank, Bank of America, Wells Fargo, Centennial Bank, Bank of the Northwest, and Key Bank. The retirement center branches compete with smaller, in-store branches (such as Washington Mutual branches in Fred Meyer stores) and credit unions.

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

       In competing for deposits, the Company is subject to certain limitations not applicable to nonbank financial institution competitors. Previous laws limiting the deposit instruments and lending activities of savings and loan associations have been substantially eliminated, thus increasing the competition from these institutions. In the Company's Cowlitz County market area, the main source of competition for deposits is the relatively large number of credit unions.

      With significant competition in the Company's market areas, there can be no assurance that the Company can continue to attract significant loan and deposit customers. The inability to attract these customers could have an adverse effect on the Company's financial position and results of operations.

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

      Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve is the federal regulatory and examining authority for bank holding companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. These guidelines are similar to, although not identical with, the guidelines applicable to banks. See "Bank Capital Requirements." At December 31, 2000, the Company's Tier 1 leverage capital ratio was 8.48%, its Tier 1 risk-based capital ratio was 9.74% and its total risk-based capital ratio was 10.99%.

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

      Certain regulatory capital ratios for the Company and the Bank at December 31, 2000 are set forth below:

                                                              Company     Bank
                                                              -------    -------
Tier 1 Capital to Risk-Weighted Assets ...................     9.74%      9.37%
Total-Risk Based Capital to Risk-Weighted Assets .........    10.99%     10.62%
Tier 1 Leverage Ratio ....................................     8.48%      8.19%

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

      The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total, risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. At the end of the 3rd quarter of 2000, Cowlitz Bank had dropped below well capitalized in the total risk-based capital category. By 2000 year end, the Company had increased capital to a level that brought the ratios back into the well-capitalized category. Cowlitz Bank currently exceeds all of these ratios.

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

      Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund (BIF). As an institution whose deposits are insured by BIF, Cowlitz Bank is required to pay deposit insurance premiums to BIF.

      FDICIA required the FDIC to issue regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Beginning in 2001, Cowlitz Bank will pay $.10 per $100 of domestic deposits. In 2000, Cowlitz Bank expensed $64,000 of assessment fees related to the acquisition of Northern Bank of Commerce. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is 2.12 cents per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

      Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law, which significantly reforms various aspects of the financial services business. Among the provisions in the GLB Act are those which:

o establish a new framework under which bank holding companies and banks can own securities firms, insurance companies and other financial companies;

o provide consumers with new protections regarding the transfer and use of their nonpublic personal information by financial institutions; and

o change the Federal Home Loan Bank ("FHLB") system in numerous ways including a change in the manner of calculating the Resolution Funding Corporation obligations payable by the FHLBs and a broadening of the purposes for which FHLB advances may be used.

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

2. Properties

      The Company owns its main office space at the Cowlitz Financial Center. Cowlitz Bank occupies approximately 27,500 square feet of this facility. The Company leases space in the Cowlitz Financial Center to Raymond James Financial Services, Inc. which provides service to Cowlitz Bank's customers. The Company owns branches in Kelso and Kalama and leases facilities for branches in the Triangle Mall in Longview, Castle Rock, Bellevue, Seattle, Silverdale, and Vancouver, all in Washington. Five of these offices have automated teller machines and four provide drive-up services. Business Finance Corporation leases its facilities in Bellevue, Washington. In the Portland, Oregon metropolitan area, the Company operates 10 Northern Bank of Commerce branches, nine of which are located within retirement centers. These nine locations offer limited service and limited hours of operation. The retirement communities typically provide the office space to NBOC without written agreements, for a nominal monthly rent.

Cowlitz Bancorporation
Cowlitz Financial Center  Business Finance Corporation          Bay Bank
------------------------  ----------------------------          --------
927 Commerce Ave.         12443 Bel Red Rd. #380                10500 NE 8th Street, STE 1700
Longview, Wa  98632       Bellevue, Wa  98005                   Bellevue, Wa  (360) 423-9800
(360) 423-9800            (425) 649-0258                        (425) 635-5151

Cowlitz Bank
Kalama Branch             Bay Mortgage & Escrow - Bellevue      Bay Mortgage & Escrow - Seattle
-------------             --------------------------------      -------------------------------
195 N. 1st St.            10500 NE 8th Street, STE 1550         2825 Eastlake E., STE 300
Kalama, Wa  98625         Bellevue, Wa  98004                   Seattle, Wa
(360) 673-2226            (425) 635-5151                        (206) 324-7777

Cowlitz Bank
Triangle Mall Branch      Bay Mortgage - Vancouver              Bay Mortgage - Silverdale
--------------------      ------------------------              -------------------------
800 Triangle Mall         12306 SE Mill Plain Blvd., STE 105    9230 Bay Shore Dr. NW STE 201
Longview, Wa  98632       Vancouver, Wa  98684                  Silverdale, Wa
(360) 577-6067            (360) 944-9431                        (360) 308-0959

Cowlitz Bank
Kelso Branch              Northern Bank of Commerce             Northern Bank of Commerce
------------              -------------------------             Retirement Centers (Continued):
1000 South 13th           1001 SW 5th Ave., Suite 250           -------------------------------
Kelso, Wa  98626          Portland, Or  97204                   Carman Oaks (Lake Oswego, Or)
(360) 423-7800            (503) 222-9164                        Beaverton Lodge (Beaverton, Or)
                                                                Parkrose Chateau (Portland, Or)
Cowlitz Bank              Northern Bank of Commerce             Royal Marc (Milwaukie, Or)
Castle Rock Branch        Retirement Centers:                   Vinyard Place (Milwaukie, Or)
------------------        -------------------                   Somerset Lodge (Gladstone, Or)
202 Cowlitz St. W.        Gresham Manor (Gresham, Or)
Castle Rock, Wa 98611     Springridge at Charbonneau (Wilsonville, Or)
(360) 274-6685            Creekside Retirement Center (Beaverton, Or)

Item 3. Legal Proceedings

      The Company may occasionally have pending routine litigation resulting from the collection of secured and unsecured indebtedness as part of its business of providing financial services. In some cases, such litigation will involve counterclaims or other claims against the Company. Such proceedings against financial institutions sometimes also involve claims for punitive damages in addition to other specific relief. Currently, the Company is not a party to any litigation other than in the ordinary course of business. In the opinion of management, the ultimate outcome of all pending legal proceedings will not individually or in the aggregate have a material adverse effect on the financial condition or the results of operations of the Company.

Item 4. Submission of matters to a vote of securities holders

        None.

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

                                  2000                                 1999
                       ---------------------------      --------------------------------
                       Market Price  Cash Dividend        Market Price    Cash Dividend
                       ------------- -------------      ----------------  --------------
                       High    Low      Declared         High       Low      Declared
                       ----    ---     ----------        ----       ---    -----------
 1st Quarter           $5.25    $4.50     $.018          $8.00     $6.44      $.015
 2nd Quarter           $5.75    $4.44     $.018          $7.13     $6.00      $.018
 3rd Quarter           $4.88    $4.28     $.018          $7.00     $5.13      $.018
 4th Quarter           $5.13    $4.38     $.018          $6.50     $4.88      $.018

      Based upon the number of record holders, there were 3,690,457 shares of common stock outstanding, held by 332 shareholders of record, which excludes shares held in street name, as of February 28, 2001.

Item 6. Selected Financial Data

                                                                              As of and for the Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                                  2000           1999           1998           1997           1996
                                                                 ------         ------         ------         ------         ------
(dollars in thousands except per share data)
Income Statement Data
Interest income .........................................    $   25,975     $   16,719     $   15,838     $   15,032     $   13,633
Interest expense ........................................         9,940          5,248          5,973          6,889          6,174
                                                             ----------     ----------     ----------     ----------     ----------
Net interest income .....................................        16,035         11,471          9,865          8,143          7,459
Provision for loan loss .................................         1,155          1,349            509            375            281
                                                             ----------     ----------     ----------     ----------     ----------
Net interest income after provision
   for loan loss ........................................        14,880         10,122          9,356          7,768          7,178
Non-interest income .....................................         3,308          1,825            978            749            296
Non-interest expense ....................................        16,708         10,871          6,927          5,284          3,682
                                                             ----------     ----------     ----------     ----------     ----------
Income before provision for income taxes ................         1,480          1,076          3,407          3,233          3,792
Provision for income taxes ..............................           611            420          1,181          1,109          1,295
                                                             ----------     ----------     ----------     ----------     ----------
Net income ..............................................    $      869     $      656     $    2,226     $    2,124     $    2,497
                                                             ==========     ==========     ==========     ==========     ==========
Dividends
Cash ....................................................           281            281            212            126            101
Ratio of dividends to net income ........................         32.34%         42.84%          9.52%          5.93%          4.04%
Per Share Data
Diluted earnings per share ..............................    $     0.22     $     0.16     $     0.57     $     0.78     $     0.97
Cash dividends per common share .........................    $     0.07     $     0.07     $     0.06     $     0.05     $     0.04
Weighted average shares outstanding .....................     3,885,946      4,054,657      3,715,901      2,601,650      2,586,711
Balance Sheet Data (at period end)
Investment securities ...................................    $   12,071     $   12,991     $   11,530     $    8,481     $    5,391
Loans, net ..............................................       229,078        147,105        129,160        129,993        124,657
Total assets ............................................       296,898        198,495        178,345        173,293        159,157
Total deposits ..........................................       241,216        137,607        122,361        136,209        123,297
Total short-term borrowings .............................         1,275          3,825          2,275            725            550
Total long-term borrowings ..............................        21,348         24,281         21,799         21,900         22,842
Total shareholders' equity ..............................        30,409         31,490         30,920         13,887         11,813
Selected Ratios
Return on average total assets ..........................          0.34%          0.37%          1.24%          1.28%          1.75%
Return on average shareholders' equity ..................          2.82%          2.08%          8.34%         16.65%         23.93%
Net interest margin .....................................          6.85%          7.22%          6.08%          5.33%          5.56%
Efficiency ratio (1) ....................................         86.38%         81.76%         63.89%         59.42%         47.48%
Asset Quality Ratios
Allowance for loan losses to:
   Ending total loans ...................................          1.95%          1.53%          1.39%          1.49%          1.50%
   Nonperforming assets (2) .............................         58.18%         76.88%         54.66%         81.51%        328.82%
Nonperforming assets to ending total assets .............          2.64%          1.49%          1.86%          1.39%          0.36%
Net loan charge-offs to average loans ...................          0.43%          0.67%          0.54%          0.23%          0.13%
Capital Ratios
Shareholders' equity to average assets ..................         11.93%         17.73%         17.29%          8.37%          8.28%
   Tier 1 capital ratio (3) .............................          9.74%         17.51%         22.21%          9.61%         10.11%
   Total risk-based capital ratio (4) ...................         10.99%         18.76%         23.46%         11.34%         11.88%

(1) Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.
(2) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, other real estate owned, and other repossessed assets.
(3)  Tier 1 capital divided by risk-weighted assets.
(4)  Total risk-based capital divided by risk-weighted assets.

Item 7.

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

Introduction

      Cowlitz Bancorporation (the "Company") and its wholly-owned subsidiary Cowlitz Bank (also the "Company" or the "Bank") has recently undertaken significant business changes to strengthen its position as a leading provider of financial services in Cowlitz County and to expand its services throughout western Washington and the Portland, Oregon markets.

      In July, 2000, the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon in a business combination accounted for using the purchase method. Also in July, the Company expanded its mortgage division by opening a branch of Bay Mortgage in Silverdale, Washington. The results of operations of the Company for year ended December 31, 2000 do not include the results of operations for NBOC prior to the date of purchase. In addition, the balance sheet annual averages used throughout this report have not been adjusted to reflect the acquisition and expansion in mid-2000.

      During 1999, the Company also expanded its business operations. Beginning in February 1999, the Company opened a loan office in Vancouver, Washington. In July and August 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington, both of which are residential mortgage companies located in the greater Seattle area. In September 1999, Cowlitz Bank opened a branch in Bellevue doing business as Bay Bank and acquired Bay Escrow of Seattle, Washington. The addition of the new mortgage divisions, collectively Bay Mortgage, has increased the Company's interest yields on earning assets.

      Continuing the Company's desire to provide valuable financial services to its customers, a project team was established in the fourth quarter of 2000 to select, test, and install a sophisticated internet cash management product. In conjunction with this effort, the Company will also implement a website for additional services to its customers. Both will be available during the second quarter of 2001.

      In March of 2000, the President and CEO of Cowlitz Bank, Charles W. Jarrett, tendered his resignation. Mr. Jarrett's employment contract called for a severance package that amounted to $540,000. This expense is reflected in the Company's operations in the 1st quarter of 2000. Harve Menkens, President of Bay Bank, was selected to replace Mr. Jarrett as President and CEO of Cowlitz Bank.

      During the twelve months ended December 31, 2000, the Company's net income was $869,000 or $.22 per diluted share of common stock compared to $656,000 or $.16 per diluted share for 1999. Total assets at December 31, 2000 were $296.9 million, up 49.6% compared to assets of $198.5 million at December 31, 1999. Assets acquired in the purchase of NBOC accounted for $47.0 million of this growth. Gross loans increased $84.2 million or 56.4% from $149.4 million at December 31, 1999 to $233.6 million at December 31, 2000. Approximately $35.0 million of this growth was a result of the NBOC acquisition. Bay Bank, in its first full year of operations, had strong loan growth contributing $43.5 million to the increase. Non-Performing assets as a percentage of total assets increased from 1.49% at December 31, 1999 to 2.64% at December 31, 2000. Total non-performing assets increased from $3.0 million to $7.8 million over the same period. Total liabilities for the Company increased 59.6% or $99.5 million from $167.0 million at the end of 1999 to $266.5 million at the end of 2000. Of this increase in total liabilities, $43.4 million was assumed with the purchase of NBOC. Deposits increased to $241.2 million at December 31, 2000, an increase of $103.6 million from $137.6 million at December 31, 1999. The Company assumed $42.9 million of deposits with the acquisition of NBOC.

      In July of 2000, pursuant to the purchase of NBOC, the Company injected $3.0 million of capital into Cowlitz Bank. Regulatory guidelines established by the FDIC require a bank to have a ratio of total risk-based capital to total risk weighed assets in excess of 10% to be classified as "well capitalized". After the assets were acquired, and a detailed risk-weighting analysis was conducted at the end of the 3rd quarter, it was apparent that the $3.0 million of increased capital was not sufficient to remain "well capitalized". In order to avoid the consequences of a rating below "well capitalized" (such as the FDIC restricting the Company's ability to accept brokered funds), the Company, in the 4th quarter of 2000, took the steps necessary to correct the capital deficiency at the Bank level. The Company borrowed $3.0 million from a third party, combined that amount with $1.5 million of available cash and injected an additional $4.5 million into the Bank in order to raise the Bank's capital. This corrected the immediate need for capital, and will allow the Bank to generate capital with future earnings to replace the borrowed funds.

      In connection with the acquisition of NBOC, the Company became aware that certain loans in the NBOC portfolio were at risk of default. To avoid the loss of income caused by the of writing-off of defaulted loans, the purchase agreement established an escrow account of $1.0 million, which was funded by the stockholders of NBOC as part of the purchase. For up to one year from the purchase date, the Company had the ability to recover funds from the escrow account to offset defaulted loans that were acquired from NBOC. At December 31, 2000, the Company had written-off loans in excess of the $1.0 million escrow fund. Any funds recovered on these loans will go back into the escrow account and could be used by the Company to offset additional write-offs of acquired loans. If, after one year, funds remain in the escrow account, these funds would be distributed to the shareholders of NBOC.

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

      A number of factors affected margins comparing 12 months ending December 31, 2000 to the same period for 1999. The yield on loans outstanding during 2000 was 11.70% compared to 11.45% in 1999. This difference was primarily due to three increases in the prime rate during 2000. Approximately 43% of loan balances are variable rate and reprice to prime. The increase in loan fee income from residential lending volume, which is treated as interest income, contributed to the increase in yield. Taxable securities yield increased to 7.79% in 2000 from 5.93% in 1999 primarily due to a change in the mix of the securities held. Agency issues, which had a lower yield compared to investments in other banks' certificates of deposit, fell as a percent of taxable securities while certificates of deposit balances held in taxable securities increased.

      Net interest income for the year ended December 31, 2000 was $16.0 million an increase of 39.8% from $11.5 million in 1999, which was $1.6 million higher than 1998. Total interest-earning assets averaged $234.0 million for the year ended December 31, 2000, compared to $158.9 million and $162.2 million for the corresponding periods in 1999 and 1998, respectively. The increase in average earning assets from 1999 to 2000 is due in part to the acquisition of NBOC which added $35.0 million to the loan portfolio. Gross loans carried on the books for NBOC at December 31, 2000 totaled $29.5 million. Growth at Bay Bank was also a significant contributing factor to the increase in loans. During 2000, loans at Bay Bank increased $43.4 million from $22.2 million to $65.6 million at December 31, 1999 and 2000 respectively. Average earning assets declined $3.2 million from December 31, 1998 to December 31, 1999, while average loans increased $2.5 million for the same period. Interest-bearing balances declined $6.0 million from 1998 to 1999, the funds were used, in part, to pay for acquisitions during the third quarter of 1999.

      Liability costs were also affected during 2000 due to increases in funding costs over 1999. Savings and interest-bearing demand deposits include money market accounts, which generally pay a higher rate of interest compared to common saving account products. During 2000 the volume of money market accounts increased in comparison to the savings account volumes. Certificate of deposit rates increased in 2000 over 1999 contributing to the 2000 rate of 6.31% compared to 5.39% in 1999. Also contributing to the rate increase was an increase in the volume of broker deposits, which generally have higher total cost than in market certificate rates.

      Interest expense as a percentage of average earning assets increased to 4.25% in 2000, compared to 3.30% in 1999 and 3.68% in 1998. Interest expense on deposits was $8.3 million in 2000 compared to $3.8 million in 1999 and $4.5 million in 1998. Total deposits increased $103.6 million or 75.3% from $137.6 million at December 31, 1999 to $241.2 million at December 31, 2000. The Company assumed $42.9 million of deposits with the acquisition of NBOC. At the end of the year 2000, NBOC had total deposits of $47.3 million. Bay Bank, in its first full year of operations, had strong deposit growth contributing $16.4 million to the increase in 2000.

      Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to (i) average balances of assets and liabilities, (ii) the total dollar amount of interest income on interest-earning assets and interest expense on interest-bearing liabilities, (iii) resulting yields or costs, (iv) net interest income and (v) net interest spread. Nonaccrual loans have been included in the table as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

                                                              As of and For The Year Ended December 31,
                                      ---------------------------------------------------------------------------------------------
                                                    2000                       1999                               1998
                                      -----------------------------  -----------------------------   ------------------------------
                                      Average      Interest          Average      Interest           Average      Interest
                                      Outstanding  Earned/   Yield/  Outstanding  Earned/   Yield/   Outstanding  Earned/    Yield/
                                      Balance      Paid      Rate    Balance      Paid      Rate     Balance      Paid       Rate
                                      -----------  --------  -----   -----------  -------   -----    -----------  --------   -----
(dollars in thousands)
ASSETS:
Loans                                 $ 208,574    $24,410   11.70%   $134,017    $15,344   11.45%   $131,495    $  14,043    10.68%
Taxable securities                       11,127        867    7.79%     15,205        902    5.93%     15,071          955     6.34%
Nontaxable securities (1)                   200         12    6.00%        200         11    5.50%         81            4     4.94%
Federal funds sold                        1,281         83    6.48%          6         --    0.00%         --           --     0.00%
Interest-earning balances due
  from bank                              12,905        607    4.70%      9,514        465    4.89%     15,512          837     5.40%
                                      ---------    -------   -----    --------    -------  ------    --------    ---------   ------
   Total interest earning
      assets                            234,087     25,979   11.10%    158,942     16,722   10.52%    162,159       15,839     9.77%
                                                    ------                         ------                           ------
Cash and due from banks                   9,500                          8,792                          8,528
Premises and equipment, net               5,793                          5,953                          5,846
Allowance for loan losses                (3,738)                        (1,996)                        (1,930)
Net intangibles                           5,191                          3,911                          2,171
Other assets                              3,996                          2,055                          2,045
                                      ---------                       --------                       --------
   Total assets                       $ 254,829                       $177,657                       $178,819
                                      =========                       ========                       ========

LIABILITIES AND
   SHAREHOLDERS' EQUITY:

Savings and interest-bearing
   demand deposits                    $  64,667    $ 2,169    3.35%   $ 49,128    $ 1,469    2.99%   $ 46,291    $   1,426     3.08%
Certificates of deposit                  97,715      6,164    6.31%     43,299      2,332    5.39%     52,682        3,048     5.79%
Long-term borrowings                     21,979      1,501    6.83%     22,067      1,350    6.12%     21,755        1,409     6.48%
Short-term borrowings                     2,115        106    5.01%      2,117         97    4.58%      1,865           90     4.83%
                                      ---------    -------   -----    --------    -------  ------    --------    ---------   ------
   Total interest-bearing
      liabilities                       186,476      9,940    5.33%    116,611      5,248    4.50%    122,593        5,973     4.87%
                                                   -------                        -------                        ---------
Non-interest-bearing deposits            35,564                         28,602                         28,672
Other liabilities                         2,007                          1,024                            851
                                      ---------                       --------                       --------
   Total liabilities                    224,047                        146,237                        152,116

Shareholders' equity                     30,782                         31,420                         26,703
                                      ---------                       --------                       --------
   Total liabilities and
     shareholders' equity             $ 254,829                       $177,657                       $178,819
                                      =========                       ========                       ========

Net interest income                                $16,039                        $11,474                        $   9,866
                                                   =======                        =======                        =========
Net interest spread                                           5.77%                          6.02%                             4.90%
Average yield on earning assets                              11.10%                         10.52%                             9.77%
Interest expense to earning assets                            4.25%                          3.30%                             3.68%
Net interest income to earning assets                         6.85%                          7.22%                             6.08%

(1) Interest earned on nontaxable securities has been computed on a 34 percent tax equivalent basis.

      Analysis of changes in interest differential. The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variances have been allocated to volume changes:

                                                              Year Ended December 31,
                                    ---------------------------------------------------------------------
                                             2000 versus 1999                   1999 versus 1998
                                    --------------------------------- -----------------------------------
                                    Increase (Decrease)               Increase (Decrease)
                                            Due to                           Due to
                                     ----------------- Total Increase ------------------- Total Increase/
                                     Volume      Rate    (Decrease)    Volume      Rate    (Decrease)
                                     ------     ------   ----------  --------   ---------    ---------
(dollars in thousands)
Interest income:
   Interest-earning balances due
      from banks                    $   159    $   (17)   $   142    $  (293)   $   (79)     $  (372)
   Federal funds sold .                  83         --         83         --         --           --
   Investment security income:
      Taxable securities               (318)       283        (35)         9        (62)         (53)
      Nontaxable securities              --         --         --          7         --            7
   Loans, including fees on loans     8,723        343      9,066        288      1,013         1,301
                                    -------    -------    -------    -------    -------      -------

      Total interest income           8,647        609      9,256         11        872
                                    -------    -------    -------    -------    -------      -------
                                                                                                 883
Interest expense:
   Savings and interest-bearing
      demand                            521        179        700         84        (42)          42
   Certificates of deposit            3,434        398      3,832       (505)      (211)        (716)
   Short-term borrowings                 --          9          9         12         (5)           7
   Long-term borrowings                  (6)       157        151         20        (78)         (58)
                                    -------    -------    -------    -------    -------      -------
      Total interest expense          3,949        743      4,692       (389)      (336)        (725)
                                    -------    -------    -------    -------    -------      -------
Net interest spread                 $ 4,698    $  (134)   $ 4,564    $   400    $ 1,208      $ 1,608
                                    =======    =======    =======    =======    =======      =======

Non-interest income

Non-interest income consists of the following components:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                  2000          1999       1998
                                                  -----         -----      -----
        (dollars in thousands)
        Service charge on deposit accounts        $ 714         $698       $656
        Gains on loans sold.........              1,244          509         --
        Fiduciary income............                301          151         57
        Credit card income..........                268          136        114
        Escrow fees.................                316          105         --
        Underwriting fees...........                268           79         --
        ATM income..................                 70           54         40
        Safe deposit box fees.......                 31           32         30
        Other miscellaneous fees and income          96           61         81
                                                  -----         ----       -----
        Total non-interest income...             $3,308       $1,825        $978
                                                 ======       ======        ====

      Total non-interest income has increased year-to-year to $3.3 million in 2000, from $1.8 million in 1999 and $978,000 in 1998. The majority of this income is due to the expansion and increased volume of loans generated by Bay Mortgage. With the falling rate environment currently in effect, there has been a significant increase in mortgage activity. Lower interest rates have attracted consumers to refinance existing mortgages, apply for new mortgage loans, or request bridge loans for short-term financing. Each of these types of loans generate non-interest fee income for the bank, and from 1999 to 2000 have added $1.1 million of income. Gains on loan sales increased $735,000 from $509,000 in 1999 to $1.2 million in 2000. Escrow fees increased $211,000 from $105,000 in 1999 to $316,000 in 2000. Finally, underwriting fees increased $189,000 from $79,000 in 1999 to $268,000 in 2000. Credit card income has increased $132,000 from $136,000 in 1999 to $268,000 in 2000 due to an increase in the customer base. The trust department has continued to grow adding $150,000 additional income in 2000 over 1999.

Non-Interest Expense

Non-interest expense consists of the following components:

                                                      Year Ended December 31,
                                                --------------------------------
                                                  2000         1999        1998
                                                ---------    --------     ------
                                                      (dollars in thousands)

Salaries and employee benefits                   $ 7,609     $ 5,884     $ 3,775
Mortgage division commission expense               2,361         204          --
Net occupancy and equipment                        2,115       1,457         888
Amortization of intangible assets                    559         445         309
Business taxes                                       415         275         244
Data processing and communications                   475         238         107
Stationary and supplies                              295         227         129
Business expense                                     356         235         145
Loan expense                                         230         202         122
Advertising                                          232         149          44
Professional fees                                    367         297         256
Postage and freight                                  331         164         148
FDIC insurance                                        94          15          17
Other miscellaneous expenses                       1,269       1,079         743
                                                 -------     -------     -------
Total non-interest expense                       $16,708     $10,871     $ 6,927
                                                 =======     =======     =======

      Non-interest expenses increased 53.7% to $16.8 million for the year ended December 31, 2000 compared to $10.9 million for the year ended December 31, 1999, which was an increase of 56.9% compared to $7.0 million for the year ended December 31, 1998. As discussed below, the primary reasons for these increases were additional staffing costs, as well as an increase in other non-interest expense such as occupancy expense and amortization of goodwill from the acquisition of NBOC in July 2000. Also contributing to the increase from 1999 to 2000 are the expenses relating to operations of Bay Bank and Bay Mortgage which had less than six months of operations in 1999, but a full 12 months in 2000.

      A measure of the Company's ability to contain non-interest expenses is the efficiency ratio. This measurement is derived by dividing total non-interest expenses by total net interest income and non-interest income. The Company's efficiency ratio increased to 86.38 % for the year ended December 31, 2000 compared to 81.76% for the corresponding period in 1999 and 63.89% for the year ended December 31, 1998, largely as a result of the Company's acquisition activity and continued expansion during these periods.

      Salaries, benefits, and commissions expense of $10.0 million in 2000 represented an increase of $3.9 million or 63.8% from $6.1 million reported in 1999 which was $2.3 million or 61.3% higher than the $3.8 million reported in 1998. The increase from 1999 to 2000 reflects the addition of 22 employees from the acquisition of NBOC, and reduction of 6 employees due to streamlining of operations. In addition, the 2000 expense includes the severance salary of the Company's former president in the amount of $540,000. Another factor contributing to the increase in salary from 1999 to 2000 is that new employees, which were added in the third quarter of 1999 in connection with the acquisition of Bay Mortgage and the start up of Bay Bank, were on the payroll for all of 2000. The increase from 1998 to 1999 reflects the addition of 59 employees after the Company's 1999 business acquisitions, and also reflects 5 new employees due to internally generated growth. Also contributing to the increases in both years were ordinary wage increases for existing employees, which generally range from three to six percent each year. At December 31, 2000, the Company had 185 full-time equivalent employees compared to 169 and 105 at December 31, 1999 and 1998, respectively.

      Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense in 2000 of $2.1 million was $658,000 or 45.2% higher than the $1.5 million reported in 1999, which was $569,000 or 64.1% higher than the $888,000 reported in 1998. The increase in occupancy expenses in 2000 reflects an increase of approximately $513,000 in lease payments due to the acquisition of Bay Mortgage, NBOC, and the start up of Bay Bank, and due to rental increases over the period. This compares to an increase of $302,000 in lease payments from 1998 to 1999 applicable to the business acquisitions. The year 2000 also includes increased depreciation expenses of approximately $100,000, which represents the equipment and leasehold improvements acquired during the period. Also contributing to the increase from 1998 to 1999 is the amortization of leasehold improvements completed at various Bank branch locations, and the new Vancouver loan office.

      Intangible assets included a deposit premium of $1.0 million and $1.3 million, net of accumulated amortization, at December 31, 2000 and 1999, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 2000 and 1999 also included goodwill of $4.3 and $3.7 million, net of accumulated amortization, respectively. The goodwill represents the excess of acquisition costs over the fair value of net assets that arose in connection with the Company's business acquisitions. All goodwill is being amortized on a straight-line basis over a fifteen-year period. At December 31, 2000, expenses related to the amortization of intangibles were $559,000 compared to $445,000 at December 31, 1999 and $309,000 at December 31, 1998.

      Other operating expenses such as insurance, legal and accounting expenses, travel and meals, postage and freight, advertising, and other business expenses were $4.1 million at December 31, 2000, $2.9 million at December 31, 1999, and $2.0 million at December 31, 1998. The increases from year to year were due to the Company's continued growth and expansion.

Income Taxes

      The provision for income taxes amounted to $611,000, $420,000, and $1.2 million for 2000, 1999, and 1998, respectively. The provision resulted in an effective tax rate of 41.3% in 2000, 39.0% in 1999, and 34.6% in 1998. The increase from year to year was due to the amortization of goodwill associated with the BFC and the Northern Bank of Commerce acquisitions that is not deductible for income tax purposes.

Provision for Loan Losses

      The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of nonperforming and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. See "Allowance for Loan Losses" disclosure for a more detailed discussion.

      The Company's provision for loan losses was $1.2 million for the year ended December 31, 2000. For the year ending December 31, 1999 the provision was $1.3 million and $509,000 in 1998. Net charge-offs were $863,000 in 2000, $882,000 in 1999 and $710,000 in 1998. As discussed more fully in the "Allowance for Loan Losses" section, the Company recognized an adjustment to the allowance for loan losses of $2.0 million at the time of its acquisition of NBOC. At December 31, 2000, the allowance for loan losses was 1.95% of total loans compared to 1.53% at December 31, 1999 and 1.39% at December 31, 1998.

      The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually realized for these losses can vary significantly from the estimated amounts.

      The following table shows the Company's loan loss performance for the periods indicated:

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                   2000        1999        1998
                                                                 --------    --------    --------
(dollars in thousands)
   Loans outstanding at end of period                            $233,639    $149,386    $130,974
   Average loans outstanding during the period                   $208,574    $134,017    $131,495
   Allowance for loan losses, beginning of period                $  2,281    $  1,814    $  1,970
   Loans charged off:
      Commercial                                                    1,983         838         618
      Real estate                                                      --          41          --
      Consumer                                                         36          50          22
      Credit cards                                                     51          96          87
                                                                 --------    --------    --------
         Total loans charged-off                                    2,070       1,025         727
                                                                 --------    --------    --------
   Recoveries:
      Commercial                                                    1,183         104          --
      Real estate                                                      --          15           3
      Consumer                                                          9           1           4
      Credit cards                                                     15          23          10
                                                                 --------    --------    --------
         Total recoveries                                           1,207         143          17
                                                                 --------    --------    --------
   Provision for loan losses                                        1,155       1,349         509
                                                                 --------    --------    --------
   Adjustment incident to acquisition                               1,988          --          45
                                                                 --------    --------    --------
   Allowance for loan losses, end of period                      $  4,561    $  2,281    $  1,814
                                                                 ========    ========    ========

   Ratio of net loans charged-off to average loans outstanding       0.41%       0.66%       0.54%
   Ratio of allowance for loan losses to loans at year-end           1.95%       1.53%       1.39%

Financial Condition

                                                      Summary Balance Sheet
                                                           December 31,                         Increase (Decrease)
                                              -----------------------------------   -----------------------------------------------
                                                 2000          1999        1998      12/31/99  -  12/31/00     12/31/98  - 12/31/99
                                                 ----          ----        ----      --------     --------     --------    --------
                                                                                     (dollars)    (percent)    (dollars)   (percent)
(dollars in thousands)
   ASSETS
Cash and cash equivalents .................   $  25,589    $  19,054    $  22,705    $   6,535      34.3%     $  (3,651)    (16.1)%
Investment securities .....................      12,071       12,991       11,530         (920)     (7.1)%        1,461      12.7%
Loans, net ................................     229,078      147,105      129,160       81,973      55.7%        17,945      13.9%
Loans, available-for-sale .................      10,013        2,255        1,072        7,758     344.0%         1,183     110.4%

Other assets ..............................      20,147       17,090       13,878        3,057      17.9%         3,212      23.1%
                                              ---------    ---------    ---------    ---------                ---------
   Total assets ...........................   $ 296,898    $ 198,495    $ 178,345    $  98,403      49.6%     $  20,150      11.3%
                                              =========    =========    =========    =========                =========

LIABILITIES
Non-interest bearing deposits .............   $  40,201    $  28,004    $  33,062    $  12,197      43.6%     $  (5,058)    (15.3)%
Interest-bearing deposits .................     201,015      109,603       89,299       91,412      83.4%        20,304      22.7%
                                              ---------    ---------    ---------    ---------                ---------
Total deposits ............................     241,216      137,607      122,361      103,609      75.3%        15,246      12.5%
Other liabilities .........................      25,273       29,398       25,064       (4,125)    (14.0)%        4,334      17.3%
                                              ---------    ---------    ---------    ---------                ---------
   Total liabilities ......................     266,489      167,005      147,425       99,484      59.8%        19,580      13.3%

SHAREHOLDERS' EQUITY ......................      30,409       31,490       30,920       (1,081)     (3.4)%          570       1.8%
                                              ---------    ---------    ---------    ---------                ---------
   Total liabilities and
     shareholders equity ..................   $ 296,898    $ 198,495    $ 178,345    $  98,403      49.6%     $  20,150      11.3%
                                              =========    =========    =========    =========                =========

Investment Securities

      At December 31, 2000, the Company's portfolio of investment securities totaled $12.1 million, a 7.1% decrease when compared to a securities portfolio of $13.0 million at December 31, 1999. The investment portfolio decrease during 2000 is reflected in the available-for-sale securities.

      The Company follows a financial accounting principle which requires the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if liquidity requirements dictate or alternative investment opportunities arise. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability management policy and illustrates management's assessment of the relative liquidity of the Company. At December 31, 2000, the investment portfolio consisted of 62.1% available-for-sale securities and 37.9% held-to-maturity investments. At December 31, 1999, available-for-sale securities were 64.9% and held-to-maturity investments were 35.1% of the investment portfolio. The Company did not conduct any trading activities during 2000 or 1999. See also Note 2 to the Consolidated Financial Statements.

      The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 2000 and 1999.

                                                     December 31,
                                        ---------------------------------------
                                              2000                   1999
                                        -----------------     -----------------
                                        Amortized   Fair      Amortized  Fair
                                          Cost     Value        Cost     Value
                                        ---------  ------     ---------  -----
(dollars in thousands)
Available-for-sale
U.S. Government and agency securities    $7,441    $7,499       $8,484   $8,427
                                         ------    ------       ------   ------
        Total........................    $7,441    $7,499       $8,484   $8,427
                                         ======    ======       ======   ======

Held-to-maturity
U.S. Government and agency securities    $1,007    $1,006       $  999   $1,000
Municipal bonds......................       200       198          200      193
Certificates of deposit..............     3,365     3,365        3,365    3,365
                                         ------    ------       ------   ------
      Total..........................    $4,572    $4,569       $4,564   $4,558
                                         ======    ======       ======   ======

      At December 31, 2000, the Company's available-for-sale and held-to-maturity investments had total net unrealized gains of approximately $55,000. This compares to net unrealized losses of approximately $63,000 at December 31, 1999. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

      In 1991, the Company became a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, in addition to dividend earnings. Investment in FHLB stock was $3.3 million at December 31, 2000 compared to $3.1 million at December 31, 1999.

      At December 31, 2000, net unrealized gains on available-for-sale securities were $58,000 representing 0.8% of the total portfolio. Management has no current plans to sell any of these securities.

      The following table summarizes the contractual maturities and weighted average yields of investment securities at December 31, 2000.

                                                                One                After 5
                                          One year            through              through
                                          Or less     Yield   5 years     Yield    10 years       Yield     Total      Yield
                                          ---------   -----   --------    -----    --------       -----     -----      -----
(dollars in thousands)
U.S. Government and
   agency securities ...................   $5,028     5.16%     $2,890      6.11%    $  588       6.16%      $8,506      5.70%
Other securities .......................    3,365     7.00%        200      4.05%        --         --        3,565      6.83%
                                           ------               ------               ------                  ------
      Total.............................   $8,393     6.72%     $3,090      5.70%    $  588       6.16%     $12,071      6.52%
                                           ======               ======               ======                 =======

Loans

      Gross outstanding loans totaled $233.6 million at December 31, 2000, representing an increase of $84.3 million compared to $149.4 million at December 31, 1999. Loan commitments were $54.4 million at December 31, 2000 and amounted to $27.6 million at December 31, 1999.

      The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                             December 31,
                            -----------------------------------------------
                                     2000                     1999
                            ---------------------    ----------------------
                              Amount      Percent     Amount        Percent
(dollars in thousands)      ---------     -------    --------       -------
Commercial ..............   $ 162,232      69.22%    $123,701         82.47%
Real estate construction       10,744       4.58        3,104          2.07
Real estate commercial ..      14,778       6.30        9,859          6.58
Real estate mortgage ....      34,402      14.68        8,194          5.46
Consumer and other ......      12,247       5.22        5,134          3.42
                            ---------     ------     --------        ------
                              234,403     100.00%     149,992        100.00%
                                          =======                    =======
Deferred loan fees ......        (764)                   (606)
                            ---------               ---------
      Total loans .......     233,639                 149,386
Allowance for loan losses      (4,561)                 (2,281)
                            ---------               ---------
      Total loans, net ..   $ 229,078               $ 147,105
                            =========               =========

      The following table shows the contractual maturities of the Company's loans and sensitivity to changes in interest rates at the dates indicated:

                                                  December 31, 2000
                                     -------------------------------------------
                                                 Due after
                                                    one
                                     Due in one   through    Due after   Total
                                     year or less 5 years     5 years    Loans
                                     ------------ --------   ---------  --------
(dollars in thousands)
Commercial loans ...................   $ 59,551   $ 75,846   $ 26,835   $162,232
Real estate construction ...........     10,068        598         78     10,744
Real estate commercial .............      9,654      2,232      2,892     14,778
Real estate mortgage ...............     12,168     17,460      4,774     34,402
Consumer and other .................      6,801      5,341        105     12,247
                                       --------   --------   --------   --------
                                       $ 98,242   $101,477   $ 34,684   $234,403
                                       ========   ========   ========   ========
Loans with fixed interest rates ....                                    $134,485
Loans with floating interest rates .                                      99,918
                                                                        --------
      Total ........................                                    $234,403
                                                                        ========

Allowance for Loan Losses

      The allowance for loan losses represents management's estimate of probable losses which have occurred as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of an allowance for loan losses is an analysis of loans by loan rating categories. The risk of a credit is evaluated by the Company's management at inception of the loan using an established grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest; a "10" rated loan would normally represent a loss. These gradings are reviewed annually or when indicators show that a credit may have weakened, such as operating losses, collateral impairment or delinquency problems.

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

      General Allowance: The amount of the general allowance is based on loss factors assigned to the Company's loans based on internal credit ratings. These loss factors are determined on the basis of historical charge-off experience and suggested regulatory guidelines. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories of "management attention", "special mention", "substandard", "doubtful" and "loss" in the Company's Watch List. Suggested regulatory loss reserve factors are then applied to each of these categories of classified loan balances. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the previous year's actual net charge-offs and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Management selects a general allowance somewhere within this calculated range. Factors considered by management in making this decision include the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and, available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

      Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $3.1 million at December 31, 2000 compared to $1.7 million at December 31, 1999. Management believes this increase is prudent given the increase in the average nonaccrual loans and the level of net charge-offs during 2000.

      At December 31, 2000, approximately $1.3 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific loans, compared to $551,000 at December 31, 1999. Specific reserves increased as those loans requiring specific reserves have been identified.

      Management's evaluation of the factors above resulted in allowances for loan losses of $4.6 million and $2.3 million at the end of 2000 and 1999, respectively. The allowance as a percentage of year-end total loans increased from 1.53% at year-end 1999 to 1.95% at year-end 2000. The increase between December 31, 1999 and December 31, 2000 was due primarily to the high level of non-accrual loans, growth of the loan portfolio, and a $2.0 million increase incident to the acquisition of NBOC.

      The Company, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days). The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

      At December 31, 2000 and 1999, the Company's recorded investment in certain loans that were considered to be impaired was $6.7 million and $3.2 million, respectively. Of these impaired loans, $2.1 million and $1.9 million have related specific reserves of $1.3 million and $551,000, while $4.6 million and $1.3 million did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999, and 1998, was approximately $4.9 million, $3.7 million, and $4.4 million, respectively. The Company's policy is to disclose as impaired loans all loans that are past due 90 days or more as to either principal or interest and any loans that the Company believes collection of principal or interest is doubtful, except loans that are currently measured at fair value or the lower of cost or fair value and credit card receivables, which are large groups of smaller homogeneous loans and are collectively evaluated for impairment. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2000, 1999, and 1998, interest income recognized on impaired loans totaled $159,000, $153,000, and $289,000, respectively, all of which was recognized on a cash basis.

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

      The following table presents information on non-performing loans and other assets:

                                                                  December 31,
                                                              ------------------
                                                               2000        1999
                                                              ------     -------
(dollars in thousands)
   Loans on non-accrual status ...........................    $5,110     $2,387
   Loans past due greater than 90 days but not on
      non-accrual status .................................     1,170         --
   Other real estate owned ...............................     1,247        562
   Other assets ..........................................       312         18
                                                              ------     ------
      Total non-performing assets ........................    $7,839     $2,967
                                                              ======     ======
   Percentage of non-performing assets to total assets ...      2.64%      1.49%

      At December 31, 2000 non-performing assets were $7.8 million or 2.6% of total assets compared to $3.0 million at December 31, 1999. Non-accrual loans were $5.1 million at December 31, 2000 and $2.4 million at December 31, 1999. BFC accounted for approximately $661,000 of the total non-accrual loans at December 31, 2000, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are, therefore, placed on non-accrual status, although management does not necessarily believe that losses are probable on these loans. Another contributing factor to the increase of non-accrual loans, was the acquisition of NBOC. At the time that NBOC's loan portfolio was converted onto the Bank's system, non-accrual loans totaled $3.6 million. At December 31, 2000, NBOC's non-accrual loans were $2.1 million of the Bank's $4.4 million total non-accrual loans. Approximately $4.0 million of the non-accrual loans reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed above. The increase in the provision for loan losses each year is largely reflective of the increases in the average non-accrual loans and the level of net charge-offs during the periods, as well as total asset growth.

      The Company is actively working on identifying and reducing the level of non-performing assets. To this end, the Company hired a special assets officer in October 2000 to evaluate and improve the loan portfolio. As a result, the Company is undertaking more aggressive procedures relating to the collection and ultimate reduction of non-performing assets. For the two months ended February 28, 2001, total non-performing assets have increased $1.5 million. During this period, a total of $3.6 million of additional loans have been identified as impaired and added to non-performing assets, while $2.1 million of the December 31, 2000 balance have been recovered, brought current, or charged-off since year end.

      Other real estate owned increased $685,000 from $562,000 in 1999 to $1.2 million in 2000, as a result of the reclassification of loans from non-accrual to other real estate owned. During the first two months of 2001, sales of other real estate owned totaled $255,000, and $202,000 was added. All properties are being actively marketed through local real estate agencies. Other assets increased to $312,000 in 2000 from $18,000 in 1999, and no activity had been recorded through February 28, 2001.

Deposits

      The following table sets forth the average balances of the Company's interest-bearing liabilities, interest expense and average rates paid for the period indicated:

                                                                  As of and For The Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                        2000                        1999                          1998
                                          ----------------------------- ----------------------------- ------------------------------
                                          Average     Interest  Average Average    Interest   Average Average    Interest    Average
                                          Balance     Expense   Rate    Balance    Expense    Rate    Balance    Expense     Rate
                                          --------   --------   ----    --------   --------   ----    --------   --------   -----
(dollars in thousands)
Interest-bearing checking ............... $ 50,400   $  1,768   3.51%   $ 32,200   $    990   3.07%   $ 28,912   $    928    3.21%
Savings .................................   14,267        401   2.81%     16,928        479   2.83%     17,379        498    2.87%
Certificates of deposit .................   97,715      6,164   6.31%     43,299      2,332   5.39%     52,682      3,048    5.79%
Long-term borrowings ....................   21,979      1,501   6.83%     22,067      1,350   6.12%     21,755      1,409    6.48%
Short-term borrowings ...................    2,115        106   5.01%      2,117         97   4.58%      1,865         90    4.83%
                                          --------   --------           --------   --------           --------   --------   -----
   Total interest-bearing liabilities ...  186,476   $  9,940   5.33%    116,611   $  5,248   4.50%    122,593   $ 5,973     4.87%
                                                     ========                      ========

Total noninterest-bearing liabilities       37,571                        29,626                        29,523
                                          --------                      --------                      --------
      Total interest and non-interest-
        bearing liabilities               $224,047                      $146,237                      $152,116
                                          ========                      ========                      ========

      Deposits increased to $241.2 million at December 31, 2000, an increase of $103.6 million or 75.3% from $137.6 million at December 31, 1999. The Company assumed $42.9 million of deposits with the acquisition of NBOC, and has increased an additional $60.7 million in 2000. Bay Bank contributed $16.4 million of this increase in 2000 with its rapid growth after start-up in September, 1999. The remaining $44.3 million was generated as a result of a marketing campaign that began late in the third quarter of 1999 and continued throughout 2000. The focus of this campaign was to draw customers into the Bank by selling certificates of deposit with extremely competitive rates compared to the local market. Non-volatile, noninterest-bearing deposits, also referred to as core deposits, have declined slightly as a percentage of the Company's deposit base. At December 31, 2000, noninterest-bearing demand deposits were 16.7% of total deposits, compared to 20.4% of total deposits at December 31, 1999.

      Interest-bearing deposits consist of NOW, money market, savings and time certificate accounts. By their nature, interest-bearing account balances will tend to grow or decline as the Company reacts to changes in competitors' pricing and interest payment strategies. At December 31, 2000, total interest bearing deposit accounts totaled $201.0 million reflecting an increase of $91.4 million or 83.4% from December 31, 1999. This growth was concentrated in certificate of deposit accounts as discussed above.

      The Company has from time to time funded its growth with higher interest rate certificates of deposit over $100,000. At December 31, 2000, time certificates of deposit in excess of $100,000 totaled $46.4 million or 36.4% of total outstanding certificates of deposit, compared to $24.1 million or 40.2% of total outstanding certificates of deposit at December 31, 1999. As discussed above, the Company has increased certificates late in the third quarter of 1999 and during 2000 through a local marketing campaign.

      The following table sets forth, by time remaining to repricing or maturity, all time certificates of deposit accounts outstanding at December 31, 2000:

                                          Time deposits of $100,000 or more (1)    All other time deposits (2)
                                        -------------------------------------    -----------------------------
                                          Amount                Percentage        Amount           Percentage
                                         -------                ----------        ------           ----------
(dollars in thousands)
   Three months or less ................ $15,031                  32.41%          $18,191            22.50%
   After three months through six months  19,223                  41.45            25,071            31.00
   After six months through one year ...   6,815                  14.69            22,389            27.69
   After one year through five years ...   5,309                  11.45            15,216            18.81
                                         -------                 ------           -------           ------
      Total ............................ $46,378                 100.00%          $80,867           100.00%
                                         =======                 ======           =======           ======

(1) Time certificates of deposit of $100,000 or more represent 36.4% of total outstanding time certificates of deposit at December 31, 2000.
(2) All other time certificates of deposit represent 63.6% of total time certificates of deposit at December 31, 2000.

Other Borrowings

      At December 31, 2000, other borrowings have the following times remaining to maturity:

                                           Due       Due
                                           After 3   After 1
                                 Due in 3  months    year      Due
                                 Months    through   through   after 5
                                 Or less   one year  5 years   years     Total
                                 -------   --------  -------   -------   -------
(dollars in thousands)
   Short-term borrowings .....   $ 1,275   $    --   $    --   $    --   $ 1,275
   Long-term borrowings ......        --     7,100     5,208     9,040    21,348
                                 -------   -------   -------   -------   -------
      Total borrowings .......   $ 1,275   $ 7,100   $ 5,208   $ 9,040   $22,623
                                 =======   =======   =======   =======   =======

      Historically, the Company has utilized borrowings from the FHLB as an important source of funding for its long-term growth and to meet temporary funding needs. The Company maintains a borrowing line limited to 15% of the bank's assets, subject to certain collateral limitations. Advances from the FHLB, as a percentage of total assets, were 6.3%, 12.7%, and 12.2% at December 31, 2000, 1999, and 1998, respectively.

      The FHLB has required the Company to provide physical delivery of collateral in the amount of 110% of funds borrowed. Physical delivery requires the Company to provide the FHLB with 1-4 family residential notes, commercial real estate notes and/or securities at their location in Seattle, Washington. Prior to this request, the Company was under a blanket bond collateral agreement allowing it to borrow funds without the FHLB taking possession of the specific collateral. An analysis performed by the FHLB of the Company's financial position and balance sheet ratios precipitated this change. The FHLB has indicated that physical delivery is not a permanent change, and the blanket bond arrangement could be reinstated when their analysis of the Company shows improvement of its financial position. The Company fell below well-capitalized in the third quarter, but at the end of the fourth quarter was again above well capitalized. Management believes that a future FHLB analysis will indicate the Company has improved its financial position and balance sheet ratios.

      Advances from the FHLB have terms ranging from 4 through 15 years and at December 31, 2000, bear interest at rates from 6.02% to 8.80%. At December 31, 2000 and 1999, $18.3 million and $24.2 million, respectively, in advances were outstanding from the FHLB.

      During 2000, the Company obtained a $3.0 million term loan from a regional bank in order to provide working capital to the Bank and to increase the Bank's regulatory reserves. The note bears interest at 8%, and matures in December 2007. The Company has pledged the Bank's stock as collateral for the borrowings.

Asset-Liability Management/Interest Rate Sensitivity

      The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A part of asset-liability management involves interest rate sensitivity, the difference between repricing assets and repricing liabilities in a specific time period. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 2000, the analysis indicated that the earnings risk was within the Company's policy guidelines.

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

      The following table presents interest-rate sensitivity data at December 31, 2000. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all repricing intervals.

                                                                    Estimated Maturity or Repricing at December 31, 2000
                                                          -------------------------------------------------------------------------
                                                            0 -3      3 - 6        6 -12       1 - 5          Over
                                                           Months     Months       Months       Years        5 Years     Total
                                                           ------     ------       ------       -----        -------     -----
(dollars in thousands)
Interest-earning assets:
            Interest-earning balances due
            from banks ...............................   $  13,359    $      --    $      --    $      --    $      --    $  13,359
   Investments available-for-sale ....................       2,795        1,984          249        1,883          588        7,499
   Investments held-to-maturity ......................         990        2,078          297        1,207           --        4,572
   Federal Home Loan Bank Stock (1) ..................       3,302           --           --           --           --        3,302
   Loans held for sale ...............................          --       10,013           --           --           --       10,013
   Loans, including fees .............................      93,923       11,526       13,587       83,157       31,446      233,639
                                                         ---------    ---------    ---------    ---------    ---------    ---------
            Total interest-earning assets ............     114,369       25,601       14,133       86,247       32,034      272,384
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Allowance for loan losses ............................                                                                       (4,561)
Noninterest bearing cash and due from banks ..........                                                                       12,230
Other assets .........................................                                                                       16,845
                                                                                                                          ---------
                  Total assets .......................                                                                    $ 296,898
                                                                                                                          =========

Interest-bearing Liabilities:
   Savings and interest-bearing demand deposits ......   $  60,879    $      --    $      --    $  12,891    $      --    $  73,770
   Certificates of deposit ...........................      33,222       44,294       29,204       20,525           --      127,245
   Borrowings ........................................       1,275        4,000        3,100        5,208        9,040       22,623
                                                         ---------    ---------    ---------    ---------    ---------    ---------
            Total interest-bearing liabilities .......      95,376       48,294       32,304       38,624        9,040      223,638
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Noninterest-bearing liabilities
   Demand deposits ...................................                                                                       40,201
   Other .............................................                                                               .        2,650
Shareholders' equity .................................                                                                       30,409
            Total liabilities and shareholders' equity                                                                    $ 296,898
                                                                                                                          ---------
Interest sensitivity gap .............................      18,993      (22,693)     (18,171)      47,623      (22,994)   $  48,746
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Cumulative interest sensitivity gap ..................   $  18,993    $  (3,700)    $(21,871)   $  22,752    $  48,746
                                                         =========    =========     ========    =========    =========

(1) Equity investments have been placed in the 0-3 month category

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

      The Company utilizes asset/liability modeling software to determine the effect of a shift in market interest rates, with scenarios of interest rates increasing 100 and 200 basis points and decreasing 100 and 200 basis points. The model utilized to create the table presented below is based on the concept that all rates do not move by the same amount or at the same time. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. In addition, interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on certain types of assets may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. The ability of certain borrowers to make scheduled payments on the adjustable rate loans may decrease in the event of an interest rate increase due to adjustments in the amount of the payments.

      The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate. Local conditions and the strategy of the Company determine the weights for loan and core deposits; the others are set by national markets. In addition, a timing factor has been used as (a) fixed rate instruments do not reprice immediately; (b) renewals may have different terms than original maturities; and, (c) there is a timing factor between rates on different instruments (i.e. core deposits usually reprice long after there has been a change in the federal funds rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

      The following table shows the estimated impact on the Company of the interest rate shock on "Economic Value of Equity" and the "Changes in Total Economic Value" at December 31, 2000:

                             Change in Economic         Change in Total
                              Value of Equity            Economic Value
                          ----------------------      -------------------
   Rate Shock             $(000's)       %Equity      $(000's)    %Equity
----------------          -------        -------      -------     -------
     +2%                  $(1,715)        (6.2%)      $ 8,633        31%
     +1%                  $  (857)        (3.1%)      $ 4,317        15%
     -1%                  $   857          3.1%       $(4,317)      (15%)
     -2%                  $ 1,715          6.2%       $(8,633)      (31%)

      Loans and certificates of deposit represent the majority of interest rate exposure. Investments only represent 4.7% of interest-earning assets and, therefore, the impact of the investments on net interest income of moving rates would not be significant. Historically, savings and interest-bearing checking accounts have not repriced in proportion to changes in overall market interest rates. The change in net interest income can be attributed to the balance of loans and certificates of deposit maturing/repricing. As a result, in an increasing/decreasing interest rate environment, net interest income would increase/decrease.

      The change in fair values of financial assets is mainly a result of total loans representing 90.0% of total interest-earning assets. Of these loans $134.5 million have fixed interest rates, which decline in value during a period of rising interest rates.

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

Return on Equity and Assets

      Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

                                                   Year Ended December 31,
                                          --------------------------------------
                                             2000         1999          1998
                                          ---------    --------      ---------
   Net income..........................   $    869     $     656      $   2,226
   Average assets......................   $254,829     $ 177,657      $ 178,819
   Return on average assets............       0.34%         0.37%          1.24%

   Net income..........................   $    869     $     656      $   2,226
   Average equity......................   $ 30,782     $  31,420      $  26,703
   Return on average equity............       2.82%         2.09%          8.34%

   Cash dividends paid per share.......   $   0.07     $    0.07      $    0.06
   Diluted earnings per share..........   $   0.22     $    0.16      $    0.57
   Dividend payout ratio...............      31.82%        43.75%         10.53%

   Average equity .....................   $ 30,782     $  31,420      $  26,703
   Average assets......................   $254,829     $ 177,657      $ 178,819
   Average equity to asset ratio.......      12.08%        17.69%         14.93%

Liquidity

      Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of December 31, 2000, approximately $8.4 million of the securities portfolio matures within one year.

      Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have terms ranging from 4 through 15 years and at December 31, 2000, bear interest at rates from 6.02% to 8.80%. At December 31, 2000, $18.3 million in advances were outstanding from the FHLB. See the section on "Other Borrowings" for further discussion.

Capital

      The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. At December 31, 2000, the Company's ratios were 9.74% and 10.99%, respectively and at December 31, 1999, the Company's ratios were 17.51% and 18.76%, respectively. The ratio of shareholder's equity to average assets was 11.93% and 17.73% at December 31, 2000 and 1999, respectively. At December 31, 2000, the Bank's Tier 1, Total Capital, and Tier 1 leverage ratios were 9.37%, 10.62%, and 8.19%, respectively and at December 31, 1999 were 10.71%, 11.96%, and 8.58%, respectively.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT (MOSS ADAMS LLP)

To the Shareholders and Board of Directors
Cowlitz Bancorporation

We have audited the accompanying consolidated statement of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiaries as of December 31, 2000 and the related consolidated statement of income, changes in shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cowlitz Bancorporation and Subsidiaries as of December 31, 1999 and for the years ended December 31, 1999 and 1998, were audited by other auditors whose report dated January 21, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Portland, Oregon
January 19, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (ARTHUR ANDERSEN LLP)

To the Shareholders and Board of Directors of Cowlitz Bancorporation:

We have audited the accompanying consolidated statement of condition of Cowlitz Bancorporation (a Washington corporation) and Subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

San Francisco, California
January 21, 2000

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                     ASSETS

                                                                           December 31,
                                                                    -----------------------
                                                                        2000        1999
                                                                    ----------   ----------
Cash and cash equivalents                                           $  25,589    $  19,054

Investment securities:
   Investments available-for-sale (at fair value, cost of $7,441 and $8,484 at December 31, 2000 and 1999,
     respectively)                                                      7,499        8,427
   Investments held-to-maturity (at amortized cost, fair value of
     $4,569 and $4,558 at December 31, 2000 and 1999,
     respectively)                                                      4,572        4,564
                                                                    ---------    ---------

       Total investment securities                                     12,071       12,991
                                                                    ---------    ---------

Federal Home Loan Bank stock, at cost                                   3,302        3,090

Loans held-for-sale                                                    10,013        2,255

Loans                                                                 233,639      149,386
Allowance for loan losses                                              (4,561)      (2,281)
                                                                    ---------    ---------

      Loans, net                                                      229,078      147,105
                                                                    ---------    ---------

Premises and equipment, net of accumulated depreciation of
   $3,238 and $2,491 at December 31, 2000 and 1999,
   respectively                                                         5,625        5,930
Intangible assets, net of accumulated amortization of $1,435
   and $877 at December 31, 2000 and 1999, respectively                 5,352        4,963
Other assets                                                            5,868        3,107
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 296,898    $ 198,495
                                                                    =========    =========

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           December 31,
                                                                     -----------------------
                                                                        2000          1999
                                                                     ---------     ---------
LIABILITIES
   Deposits
     Noninterest-bearing demand                                      $  40,201     $  28,004
     Savings and interest-bearing demand                                73,770        49,591
     Certificates of deposit                                           127,245        60,012
                                                                     ---------     ---------

        Total deposits                                                 241,216       137,607

   Short-term borrowings                                                 1,275         3,825
   Long-term borrowings                                                 21,348        24,281
   Accrued interest payable and other liabilities                        2,650         1,292
                                                                     ---------     ---------

        Total liabilities                                              266,489       167,005
                                                                     ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
   Preferred stock, no par value; 5,000,000 shares authorized as of December 31, 2000 and 1999, no shares issued and
     outstanding at December 31, 2000 and 1999                              --            --
   Common stock, no par value; 25,000,000 shares authorized
     as of December 31, 2000 and 1999, 3,689,327
     and 4,022,052 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                           16,785        18,530
   Additional paid-in capital                                            1,538         1,538
   Retained earnings                                                    12,048        11,460
   Accumulated other comprehensive income (loss), net of taxes              38           (38)
                                                                     ---------     ---------

        Total shareholders' equity                                      30,409        31,490
                                                                     ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 296,898     $ 198,495
                                                                     =========     =========


See accompanying notes.                 37

                             COWLITZ BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands, except for per share amounts)

                                                                       Years Ended December 31,
                                                                ------------------------------------
                                                                  2000          1999          1998
                                                                --------      --------      --------
INTEREST INCOME
   Interest and fees on loans                                   $ 24,410      $ 15,344      $ 14,043
   Interest on taxable investment securities                         867           902           955
   Interest on nontaxable investments securities                       8             8             3
   Interest from other banks                                         690           465           837
                                                                --------      --------      --------

      Total interest income                                       25,975        16,719        15,838
                                                                --------      --------      --------

INTEREST EXPENSE
   Savings and interest-bearing demand                             2,169         1,469         1,426
   Certificates of deposit                                         6,164         2,332         3,048
   Short-term borrowings                                             106            97            90
   Long-term borrowings                                            1,501         1,350         1,409
                                                                --------      --------      --------

      Total interest expense                                       9,940         5,248         5,973
                                                                --------      --------      --------

      Net interest income before provision for loan losses        16,035        11,471         9,865

PROVISION FOR LOAN LOSSES                                         (1,155)       (1,349)         (509)
                                                                --------      --------      --------

      Net interest income after provision for loan losses         14,880        10,122         9,356
                                                                --------      --------      --------

NONINTEREST INCOME
   Service charges on deposit accounts                               714           698           656
   Gains on loans sold                                             1,244           509            --
   Fiduciary income                                                  301           151            57
   Other income                                                    1,053           469           260
   Net gains (losses) on maturities and sales of available-
     for-sale securities                                              (4)           (2)            5
                                                                --------      --------      --------

      Total noninterest income                                     3,308         1,825           978
                                                                --------      --------      --------


See accompanying notes.                 38

                             COWLITZ BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands, except for per share amounts)

                                                         Years Ended December 31,
                                                     -------------------------------
                                                       2000        1999        1998
                                                     -------     -------     -------
NONINTEREST EXPENSE
   Salaries and employee benefits                    $ 9,970     $ 6,088     $ 3,775
   Net occupancy and equipment                         2,115       1,457         888
   Business taxes                                        415         274         242
   Amortization of intangibles                           559         445         309
   Other                                               3,649       2,607       1,713
                                                     -------     -------     -------

        Total noninterest expense                     16,708      10,871       6,927
                                                     -------     -------     -------

        Income before provision for income taxes       1,480       1,076       3,407
                                                     -------     -------     -------

PROVISION FOR INCOME TAXES                               611         420       1,181
                                                     -------     -------     -------

        Net income                                   $   869     $   656     $ 2,226
                                                     =======     =======     =======

BASIC EARNINGS PER SHARE OF COMMON STOCK             $  0.22     $  0.16     $  0.60
                                                     =======     =======     =======

DILUTED EARNINGS PER SHARE OF COMMON
   STOCK                                             $  0.22     $  0.16     $  0.57
                                                     =======     =======     =======


See accompanying notes.                  39

                             COWLITZ BANCORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)


                                                                       Common stock               Additional
                                                                 --------------------------        Paid-in         Retained
                                                                  Shares          Amount           Capital         Earnings
                                                                 ---------      -----------      -----------     -----------
BALANCE, December 31, 1997                                       2,604,543      $     3,262      $     1,538     $     9,071
Comprehensive income
     Net income                                                         --               --               --           2,226
     Net changes in unrealized gains on investments
          available-for-sale, net of deferred taxes of $16              --               --               --              --
     Comprehensive income
     Issuance of common stock for cash                           1,396,251           15,019               --              --
     Purchase of treasury stock                                    (50,000)            (494)              --              --
     Issuance of common stock for acquisition                       51,282              465               --              --
     Cash dividend paid ($.06 per share)                                --               --               --            (212)
     Cash paid for fractional shares                                   (77)              (1)              --              --
                                                                 ---------      -----------      -----------     -----------

BALANCE, December 31, 1998                                       4,001,999           18,251            1,538          11,085
Comprehensive income:
     Net income                                                         --               --               --             656
     Net changes in unrealized gains on investments
          available-for-sale, net of deferred taxes of $43              --               --               --              --
     Comprehensive income
     Issuance of common stock for cash                               5,743               34               --              --
     Purchase of treasury stock                                   (134,500)            (732)              --              --
     Issuance of common stock for acquisition                      148,810              977               --              --
     Cash dividend paid ($.07 per share)                                --               --               --            (281)
                                                                 ---------      -----------      -----------     -----------

BALANCE, December 31, 1999                                       4,022,052           18,530            1,538          11,460
Comprehensive income
     Net income                                                         --               --               --             869
     Net changes in unrealized gains on investments
          available-for-sale, net of deferred taxes of $38              --
     Comprehensive income
     Issuance of common stock for cash                               8,207               39               --              --
     Purchase of treasury stock                                   (340,932)          (1,784)              --              --
     Cash dividend paid ($.07 per share)                                --               --               --            (281)
                                                                 ---------      -----------      -----------     -----------

BALANCE, December 31, 2000                                       3,689,327      $    16,785      $     1,538     $    12,048
                                                                 =========      ===========      ===========     ===========

                                                                    Accumulated
                                                                       Other            Total
                                                                   Comprehensive     Shareholders'   Comprehensive
                                                                   Income (Loss)        Equity           Income
                                                                   -------------     -------------   -------------
BALANCE, December 31, 1997                                          $        16      $    13,887
Comprehensive income
     Net income                                                              --            2,226      $     2,226
     Net changes in unrealized gains on investments
          available-for-sale, net of deferred taxes of $16                   30               30               30
                                                                                                      -----------
     Comprehensive income                                                                             $     2,256
                                                                                                      ===========
     Issuance of common stock for cash                                       --           15,019
     Purchase of treasury stock                                                             (494)
     Issuance of common stock for acquisition                                --              465
     Cash dividend paid ($.06 per share)                                     --             (212)
     Cash paid for fractional shares                                         --               (1)
                                                                    -----------      -----------

BALANCE, December 31, 1998                                                   46           30,920
Comprehensive income:
     Net income                                                              --              656      $       656
     Net changes in unrealized gains on investments
          available-for-sale, net of deferred taxes of $43                  (84)             (84)             (84)
                                                                                                      -----------
     Comprehensive income                                                                             $       572
                                                                                                      ===========
     Issuance of common stock for cash                                       --               34
     Purchase of treasury stock                                              --             (732)
     Issuance of common stock for acquisition                                --              977
     Cash dividend paid ($.07 per share)                                     --             (281)
                                                                    -----------      -----------

BALANCE, December 31, 1999                                                  (38)          31,490
Comprehensive income
     Net income                                                              --              869      $       869
     Net changes in unrealized gains on investments
          available-for-sale, net of deferred taxes of $38                   76               76               76
                                                                                                      -----------
     Comprehensive income                                                                             $       945
                                                                                                      ===========
     Issuance of common stock for cash                                       --               39
     Purchase of treasury stock                                              --           (1,784)
     Cash dividend paid ($.07 per share)                                     --             (281)
                                                                    -----------      -----------

BALANCE, December 31, 2000                                          $        38      $    30,409
                                                                    ===========      ===========


See accompanying notes.                 40

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                           Years Ended December 31,
                                                                   ---------------------------------------
                                                                      2000           1999           1998
                                                                   ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $     869      $     656      $   2,226

   Adjustments to reconcile net income to net cash from
      operating activities:
     Deferred tax (benefit) provision                                 (1,166)          (211)           112
     Depreciation and amortization                                     1,316          1,098            833
     Provision for loan losses                                         1,155          1,349            509
     Net losses (gains) on sales of investments securities
      available-for-sale                                                   4              2             (5)
     Net amortization of investment security premiums and
      accretion of discounts                                              (4)            (1)            (5)
     Gains on loans sold                                              (1,244)          (509)            --
     Origination of loans held-for-sale                             (138,704)       (63,084)        (1,072)
     Proceeds of loan sales                                          132,190         62,410             --
     Decrease in other assets                                            198             62             70
     Increase in other liabilities                                       942           (154)          (111)
     Federal Home Loan Bank stock dividends                             (212)          (221)          (211)
                                                                   ---------      ---------      ---------

        Net cash from operating activities                            (4,656)         1,397          2,346
                                                                   ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held-to-
     maturity                                                          4,365          3,267          3,669
   Proceeds from maturities and sales of investment securities
     available-for-sale                                                5,472          2,000          1,000
   Purchases of investment securities:
     Held-to-maturity                                                 (4,369)        (3,365)        (3,665)
     Available-for-sale                                                 (224)        (3,490)        (3,996)
   Net (increase) decrease in loans                                  (50,112)       (15,291)         2,137
   Purchases of premises and equipment                                  (288)          (609)          (725)
   Net cash received (paid) in acquisition of business                 3,188         (1,565)        (1,776)
                                                                   ---------      ---------      ---------

        Net cash from investing activities                           (41,968)       (19,053)        (3,356)
                                                                   ---------      ---------      ---------

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                        Years Ended December 31,
                                                                 ------------------------------------
                                                                   2000          1999          1998
                                                                 --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest-
     bearing demand deposits                                     $ 12,463      $ (2,834)     $  6,834
   Net increase (decrease) in certificates of deposit              48,205        18,080       (20,682)
   Dividends paid                                                    (281)         (281)         (212)
   Net increase in short-term borrowings                               --         1,550         1,550
   Proceeds from long-term borrowings                              11,450         5,000         5,000
   Repayment of long-term borrowings                              (16,933)       (6,812)       (6,408)
   Repurchase of common stock                                      (1,784)         (732)         (494)
   Issuance of common stock for cash, net of amount paid for
     fractional shares and offering costs                              39            34        15,018
                                                                 --------      --------      --------

        Net cash from financing activities                         53,159        14,005           606
                                                                 --------      --------      --------

        Net increase (decrease) in cash and cash equivalents        6,535        (3,651)         (404)

CASH AND DUE FROM BANKS, beginning of year                         19,054        22,705        23,109
                                                                 --------      --------      --------

CASH AND DUE FROM BANKS, end of year                             $ 25,599      $ 19,054      $ 22,705
                                                                 ========      ========      ========

CASH PAID FOR INTEREST                                           $  9,548      $  5,221      $  6,548
                                                                 ========      ========      ========

CASH PAID FOR INCOME TAXES                                       $    797      $    560      $  1,193
                                                                 ========      ========      ========

LOANS TRANSFERRED TO OTHER REAL ESTATED
   OWNED                                                         $  1,893      $    769      $    544
                                                                 ========      ========      ========


See accompanying notes.                42

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of operations - Cowlitz Bancorporation (the Company) is a holding company located in southwest Washington. The Company's principal subsidiaries are Cowlitz Bank (also the Company or the Bank), a Washington state-chartered commercial bank, and Business Finance Corporation (BFC) of Bellevue, Washington. Business Finance Corporation provides asset-based financing to companies throughout the western United States. Cowlitz Bank is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers.

      During the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area. Other markets served by Bay Mortgage include Silverdale and Vancouver, Washington and Portland, Oregon. Bay Escrow also operates as a division of Cowlitz Bank and completes escrow transactions for Bay Mortgage primarily for the Bellevue/Seattle market. Cowlitz Bank operates a de novo branch in Bellevue, Washington, doing business as Bay Bank. On July 1, 2000 the Company acquired Northern Bank of Commerce (NBOC) of Portland, Oregon. NBOC operates as a branch of Cowlitz Bank, doing business as Northern Bank of Commerce, and serves customers in the Portland area.

      Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and cash equivalents - For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

      Investment securities - Investment securities are classified as trading, available-for-sale or held-to-maturity. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Securities not classified as either held-to-maturity or trading are classified as available-for-sale. Trading securities are carried at fair value. Net unrealized gains and losses on trading securities are included in the consolidated statements of income. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax effect, added to or deducted from shareholders' equity. Held-to-maturity securities are carried at amortized cost. All investment securities have been designated as either available-for-sale or held-to-maturity at December 31, 2000 and 1999, respectively.

      Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

      Federal Home Loan Bank stock - The Company's investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at cost ($100 per share) which approximates fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on its outstanding FHLB advances. The Company may request redemption of any stock in excess of the amount required. Stock redemptions are made at the discretion of the FHLB.

      Loans held-for-sale - Loans held-for-sale are carried at the lower of cost or market value. Market value is determined in aggregate. Net unrealized losses are recognized as changes to income through a valuation.

      Loans - Interest income on simple interest loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate that collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest is anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent that payments are subsequently received and collection of the remaining recorded investment is probable. Nonaccrual loans are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan. Loan fees are offset against operating expenses to the extent that these fees cover the direct expense of originating loans. Fees in excess of origination costs are deferred and amortized to income over the related loan period.

      Allowance for loan losses - The allowance for loan losses is based on management's estimates. Management determines the adequacy of the allowance based upon reviews of individual loans, delinquencies, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and are adjusted as deemed necessary. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

      A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to include in impaired loans all loans that are past due 90 days or more as to either principal or interest and any loans that the Company believes collection of principal or interest is doubtful, except for loans that are currently measured at fair value or at the lower of cost or fair value, and credit card receivables, which are considered large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, impairment is measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

      Stock-based compensation - Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has opted to continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair-value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the income statement if the fair-value method had been used.

      Other real estate owned - Other real estate owned (OREO), acquired through foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is adjusted to equal the estimated fair value of the real estate to be acquired, less estimated costs to sell, by a charge to the allowance for loan losses. Any subsequent adjustments are recorded as a valuation allowance with a charge to noninterest expense. Other real estate owned is included in other assets on the balance sheet.

      Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation and amortization is computed on the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to 39.5 years.

      Improvements are capitalized and depreciated over the lesser of their estimated useful lives or the life of a related lease. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts.

      Intangible assets - Intangible assets include deposit premiums of $1.0 million and $1.3 million (net of accumulated amortization) at December 31, 2000 and 1999, respectively. The deposit premiums are amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 2000 and 1999, also include goodwill of $4.4 million and $3.7 million, respectively (net of accumulated amortization). Goodwill represents the excess of acquisition costs over the fair value of net assets that arose in connection with the acquisitions of Business Finance Corporation, Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, Bay Escrow, and Northern Bank of Commerce of Portland, Oregon. Goodwill is being amortized on a straight-line basis over a 15-year period.

      Income taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates, which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      Earnings per share - Earnings per share computations are computed using the weighted average number of common and dilutive common equivalent shares (stock options) assumed to be outstanding during the period using the treasury stock method.

      The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                             Weighted      Per
                                                   Net       Average      Share
                                                 Income       Shares      Amount
                                                 ------      ---------    ------

      (dollars in thousands)
        For the year ended December 31, 2000
         Basic earnings per share               $     869    3,885,946   $ 0.22
         Stock options                                          14,819
         Diluted earnings per share             $     869    3,900,765   $ 0.22
        For the year ended December 31, 1999
         Basic earnings per share               $     656    4,054,657   $ 0.16
         Stock options                                          42,591
         Diluted earnings per share             $     656    4,097,248   $ 0.16
        For the year ended December 31, 1998
         Basic earnings per share               $   2,226    3,715,901   $ 0.60
         Stock options                                         178,194
         Diluted earnings per share             $   2,226    3,894,095   $ 0.57

      For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

      At December 31, 2000 there were 602,166 shares with exercise prices ranging from $4.94 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price. The options expire from 2008 to 2010. Options to purchase 96,000 shares of common stock at a price ranging from $5.55 to $6.42 were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in 2008 and 2009. At December 31, 1998 there were options to purchase 61,000 shares with an exercise price of $7.94 not included in diluted earnings per share due to the exercise price being greater than the average market price. These options will expire in 2008.

      Off-balance-sheet financial instruments - The Company holds no derivative financial instruments. However, in the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

      Recently issued accounting standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of condition as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 was to have been effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000.

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No.
133. This statement amends a limited number of issues causing implementation difficulties, and is effective for all fiscal quarters and all fiscal years beginning after June 15, 2000.

      During 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125," effective for transfers and extinguishments occurring after March 31, 2001.

      The implementation of these Statements are not expected to have a material impact on the Company's financial position or results of operation.

      Comprehensive income - Comprehensive income includes net income reported on the statements of income and changes in the fair value of available-for-sale investments reported as a component of shareholders' equity.

      The components of comprehensive income for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                  2000     1999      1998
                                                                 -----     -----     -----
    (dollars in thousands)
         Unrealized gain (loss) arising during the period,
           net of tax                                            $  77     $ (86)    $  33
         Reclassification adjustment for net realized gains
           (losses) on securities available-for-sale included
           in net income during the year, net of tax                (1)       (2)        3
                                                                 -----     -----     -----

         Net unrealized gain (loss) included in other
           comprehensive income                                  $  76     $ (84)    $  30
                                                                 =====     =====     =====

      Prior year reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

      On July 1, 2000, the Company acquired Northern Bank of Commerce (NBOC), of Portland, Oregon for approximately $3.8 million in cash, including acquisition costs. The Company has accounted for the transaction using the purchase method of accounting. Under the terms of the agreement, the shareholders of NBOC received $2.48 in cash for each share of NBOC stock. Of the purchase price $1.0 million, or $.815 per share, was deposited in an escrow account, on behalf of the NBOC shareholders, to indemnify the Company for losses it incurs on certain specified NBOC loans in excess of established thresholds during a one year period following the merger. During 2000, the Company charged-off NBOC loans in an amount exceeding the balance in the escrow reserve, thus $1 million from the escrow reserve was recorded as a recovery of charged-off loans (see Note 4). Losses on the specified NBOC loans in excess of $1 million are recognized in income through a provision for loan losses in the period in which they occur.

      The following table summarizes the acquisition of NBOC. As part of the transaction $946,000 was recorded in goodwill and will be amortized on a straight-line basis over a 15-year period. Fair value estimates are subject to update as additional information becomes available.

      (dollars in thousands)
         Fair value of assets acquired, including goodwill             $ 47,192
         Less liabilities assumed                                        43,357
                                                                       --------
         Cash paid for acquisition                                       (3,835)
         Less cash acquired                                               7,023
                                                                       --------

           Net cash received in acquisition                            $  3,188
                                                                       ========

      On July 1, 1999, the Company acquired Bay Mortgage, of Bellevue, Washington. The acquisition was accounted for using the purchase method of accounting and included a cash payment of $1.0 million and issuance of common stock with a value of $977,000. There is one year remaining under a performance earn-out agreement which may require payment of approximately $420,000 in cash and common stock. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction loans and bridge loans. Bay Mortgage operates as a division of Cowlitz Bank and serves customers throughout the greater Bellevue/Seattle market area.

      On August 1, 1999, the Company acquired Bay Mortgage, of Seattle, Washington. The acquisition was accounted for using the purchase method of accounting and included a cash payment of $697,000. At December 31, 2000, remaining payments of approximately $120,000 in cash may be paid under the remaining two years of a three-year performance earn-out agreement. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area.

      On September 1, 1999, the Company acquired Bay Escrow, of Seattle, Washington. The acquisition was accounted for using the purchase method of accounting and included a cash payment of $164,000. Bay Escrow operates as a division of Cowlitz Bank and completes escrow transactions for Bay Mortgage.

      The following table summarizes the acquisition of Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. As part of these transactions, $2.3 million was recorded in goodwill and is amortized on a straight-line basis over a 15-year period:

                                             Bay         Bay           Bay
                                          Mortgage     Mortgage      Escrow
                                          Bellevue     Seattle       Seattle
                                          --------     --------     --------

    (dollars in thousands)
       Fair value of assets acquired,
         including goodwill               $  6,623     $    793     $    171
       Less liabilities assumed              4,646           96            7
       Less stock issued                       977           --           --
                                          --------     --------     --------

       Cash paid for acquisition             1,000          697          164
       Less cash acquired                       89          146           61
                                          --------     --------     --------

         Net cash paid in acquisition     $    911     $    551     $    103
                                          ========     ========     ========

      The following unaudited pro forma financial information for the Company gives effect to the acquisitions of NBOC, Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington and Bay Escrow as if they had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future for the combined companies under the ownership and management of the Company. The pro forma results include certain adjustments, such as additional expense, as a result of goodwill amortization.

                                                   Pro forma (unaudited)
                                                   Year Ended December 31,
                                                 --------------------------
                                                    2000            1999
                                                 ----------      ----------

    (dollars in thousands)
       Net interest income                       $   17,453      $   17,927
                                                 ==========      ==========
       Net income                                $     (279)     $     (964)
                                                 ==========      ==========
       Net interest income per share             $     4.49      $     4.42
                                                 ==========      ==========
       Loss per share                            $     (.01)     $     (0.2)
                                                 ==========      ==========

NOTE 3      -  INVESTMENT SECURITIES

           The amortized cost and estimated fair values of investment securities at December 31 are shown below:

                                                          Gross           Gross         Estimated
                                         Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains          Losses           Value
                                         ---------     ----------     -------------     ----------
(dollars in thousands)
      December 31, 2000:
      Available-for-Sale
           U.S. Government and agency
                securities                $  7,441     $       58     $          --     $   7,499
                                          --------     ----------     -------------     ---------

                     Total                $  7,441     $       58     $          --     $   7,499
                                          ========     ==========     =============     =========

                                                          Gross           Gross         Estimated
                                         Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains          Losses           Value
                                         ---------     ----------     -------------     ----------
(dollars in thousands)
      December 31, 2000:
      Held-to-Maturity
           Municipal Bonds                $    200     $       --     $          2     $     198
           U.S. Government and agency
                 securities                  1,007             --                1         1,006
           Certificates of deposit           3,365             --               --         3,365
                                          --------     ----------     ------------     ---------

                     Total                $  4,572     $       --     $          3     $   4,569
                                          ========     ==========     ============     =========

                                                          Gross           Gross         Estimated
                                         Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains          Losses           Value
                                         ---------     ----------     -------------     ----------
(dollars in thousands)
      December 31, 1999:
      Available-for-Sale
           U.S. Government and agency
            securities                    $  8,484     $       --     $         57     $   8,427
                                          --------     ----------     ------------     ---------

                     Total                $  8,484     $       --     $         57     $   8,427
                                          ========     ==========     ============     =========

                                                          Gross           Gross         Estimated
                                         Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains          Losses           Value
                                         ---------     ----------     -------------     ----------
(dollars in thousands)
      December 31, 1999:
      Held-to-Maturity
           Municipal Bonds                $    200     $       --     $          7     $     193
           U.S. Government and agency
                      securities               999              1               --         1,000
           Certificates of deposit           3,365             --               --         3,365
                                          --------     ----------     ------------     ---------

                     Total                $  4,564     $        1     $          7     $   4,558
                                          ========     ==========     ============     =========

      Gross gains of $5,000 in 1998 and gross losses of $4,000 in 2000 and $2,000 in 1999 were realized on maturities and sales of available-for-sales securities. There were no sales of held-to-maturity securities.

      Maturity of investments - The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2000, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligation.

                                                Available-for-Sale               Held-to-Maturity
                                           ---------------------------     ---------------------------
                                            Amortized      Estimated        Amortized       Estimated
                                               Cost        Fair Value         Cost          Fair Value
                                           -----------     -----------     -----------     -----------
      (dollars in thousands)
          Due in one year or less          $     5,005     $     5,028     $     3,365     $     3,365
          Due after one year through
              five years                         1,875           1,883           1,207           1,204
          Due after five years through
              ten years                            561             588              --              --
                                           -----------     -----------     -----------     -----------

          Total                            $     7,441     $     7,499     $     4,572     $     4,569
                                           ===========     ===========     ===========     ===========

      At December 31, 2000 and 1999, securities in the amounts of $4.1 million and $2.0 million, respectively, were pledged as collateral for long-term borrowings.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

      The loan portfolio as of December 31 consists of the following:

                                                            2000            1999
                                                          ---------      ---------
            (dollars in thousands)
                 Commercial loans                         $ 189,942      $ 123,701
                 Real estate:
                   Construction                              10,744          3,104
                   Residential 1 - 4 family                  12,174          8,194
                   Commercial                                14,496          9,859
                 Installment and other consumer loans         7,047          5,134
                                                          ---------      ---------

                                                            234,403        149,992
                 Less allowance for loan losses              (4,561)        (2,281)
                 Deferred loan fees                            (764)          (606)
                                                          ---------      ---------

                       Total loans, net                   $ 229,078      $ 147,105
                                                          =========      =========

      An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

                                                      2000         1999         1998
                                                    -------      -------      -------
      (dollars in thousands)
           BALANCE, beginning of year               $ 2,281      $ 1,814      $ 1,970
           Provision for loan losses                  1,155        1,349          509
           Loans charged to the allowance            (2,070)      (1,025)        (727)
           Recoveries credited to the allowance       1,207          143           17
           Adjustment incident to acquisition         1,988           --           45
                                                    -------      -------      -------

           BALANCE, end of year                     $ 4,561      $ 2,281      $ 1,814
                                                    =======      =======      =======

      Loans on which the accrual of interest has been discontinued amounted to approximately $5.1 million, $2.4 million, and $2.7 million at December 31, 2000, 1999, and 1998, respectively. Interest forgone on nonaccrual loans was approximately $753,000, $424,000, and $297,000 in 2000, 1999, and 1998,
respectively.

      At December 31, 2000 and 1999, the Company's recorded investment in certain loans that were considered to be impaired was $6.7 million and $3.2 million, respectively. Of these impaired loans, $2.1 million and $1.9 million have related specific reserves of $1.3 million and $551,000, while $4.6 million and $1.3 million did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999, and 1998, was approximately $4.9 million, $3.7 million, and $4.4 million, respectively.

      Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2000, 1999, and 1998 interest income recognized on impaired loans totaled $159,000, $153,000, and $289,000, respectively, all of which was recognized on a cash basis.

NOTE 5 - PREMISES AND EQUIPMENT

      Premises and equipment consist of the following at December 31:

                                                    2000            1999
                                                   -------        -------
      (dollars in thousands)
            Land                                   $   839        $   858
            Buildings and improvements               4,445          4,448
            Furniture and equipment                  3,579          3,115
                                                   -------        -------

                                                     8,863          8,421
            Accumulated depreciation                (3,238)        (2,491)
                                                   -------        -------

              Total                                $ 5,625        $ 5,930
                                                   =======        =======

      Depreciation expense amounted to $759,000, $654,000, and $524,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT

      Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $46.4 million and $24.1 million at December 31, 2000 and 1999, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $2.3 million, $858,000, and $933,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

      At December 31, 2000, the scheduled maturities for all time deposits are as follows:

      (dollars in thousands)
           Three months or less                                   $ 33,222
           Over three through six months                            44,294
           Over six months through twelve months                    29,204
           Over twelve months                                       20,525
                                                                  --------

                                                                  $127,245
                                                                  ========

NOTE 7 - BORROWINGS

      Short-term borrowings consist of Federal Funds purchased of $1.3 million and $3.9 million at December 31, 2000 and 1999, respectively.

      Long-term borrowings consist of the following at December 31:

                                                                                      2000        1999
                                                                                    -------     -------
      (dollars in thousands)
          Notes payable to Federal Home Loan Bank; interest
          from 6.02% to 8.80% at December 31, 2000, payable
          in monthly installments plus interest due 2001 to
          2013; secured by certain investment securities and
          mortgage loans totaling $20.1 million at December 31, 2000                $18,293     $24,222

          Notes payable to a correspondent bank; interest at 8.00%
          at December 31, 2000, payable in monthly install-
          ments of interest only through June 30, 2001, with
          monthly installments of principal and interest pay-
          ments thereafter and final payment of $2.1 million due
          in December 2007; secured by Bank stock                                     3,000          --

          Contract payable to private party; interest 9.0%,
          payable in monthly installments plus interest
          through October 2010                                                           55          59
                                                                                    -------     -------

                                                                                    $21,348     $24,281
                                                                                    =======     =======

      The aggregate maturities of notes payable subsequent to December 31, 2000, are as follows:

      (dollars in thousands)
           Year Ending December 31, 2001                                $ 7,100
                                    2002                                    187
                                    2003                                    137
                                    2004                                  4,516
                                    2005                                    368
                              Thereafter                                  9,040
                                                                        -------

                                                                        $21,348
                                                                        =======

      The FHLB borrowing agreements require the Bank to physically deliver collateral to the FHLB in Seattle, Washington. FHLB borrowings are limited to 15% of total assets.

NOTE 8 - INCOME TAXES

      Components of the provision for income taxes for the years ended December 31 were as follows:

                                                    2000       1999        1998
                                                  -------      -----      ------
(dollars in thousands)
     Current                                      $ 1,777      $ 631      $1,069
     Deferred (benefit) expense                    (1,166)      (211)        112
                                                  -------      -----      ------

             Total provision for income taxes     $   611      $ 420      $1,181
                                                  =======      =====      ======

      The tax provision varies from the federal statutory income tax rate of 34% due primarily to the effect of nondeductible expenses including tax purposes for the amortization of intangibles and life insurance premiums.

      The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 was as follows:

                                                          2000           1999
                                                       ----------     ---------
      (dollars in thousands)
          Deferred tax assets:
            Allowance for loan losses                  $    1,285     $     749
            Loan origination fees                               7            10
            Amortization of intangible assets                 167           121
            Deferred compensation                             106            --
            Net operating loss carryforward                   565            --
            Other                                              22            --
                                                       ----------     ---------

                                                            2,152           880
                                                       ----------     ---------

          Deferred tax liabilities:
            Accumulated depreciation                          (77)          (78)
            Federal Home Loan Bank stock dividends           (624)         (544)
            Accrual to cash adjustment                        (29)           --
            Other                                              --            (2)
                                                       ----------     ---------

                                                             (730)         (624)
                                                       ----------     ---------

              Net deferred tax asset                   $    1,422     $     256
                                                       ==========     =========

      The above table does not include deferred tax assets or liabilities relating to the unrealized gain or loss on available-for-sale securities. A deferred tax liability of $20,000 in 2000 and a deferred tax asset of $20,000 in 1999, were recorded in conjunction with unrealized gains and losses on available-for-sale securities.

      At December 31, 2000, the Company has a $1.6 million net operating loss carryforward that was acquired with the purchase of Northern Bank of Commerce. The federal and state net operating loss carryforward will offset future taxable income by approximately $100,000 each year. The carryforwards will expire in 2020.

      Management believes, based upon the Company's historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 9 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

      Dividends are paid by the Company from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans or advances. Transfers are limited by the Bank's retained earnings, which for the Bank were $12.0 million at December 31, 2000.

      The Company and the Bank are subject to various regulatory capital requirements as established by the applicable federal or state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items. The quantitative measures for capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (leverage). The Company's capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Management believes that as of December 31, 2000, the Company and the Bank meet all minimum capital adequacy requirements to which they are subject. The most recent notification, based on September 30, 2000 reporting, from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Management believes that changes in conditions have occurred subsequent to such notification to change the Bank's category to well capitalized as of December 31, 2000.

           The following table presents selected capital information for the Company (consolidated) and the Bank as of December 31, 2000 and 1999:

                                                                                                                   To Be Well
                                                                                                               Capitalized Under
                                                                                                                 Prompt Correct
                                                                                For Capital Adequacy            Action Provision
                                                        Actual                        Purposes                     Capitalized
                                               -------------------------      -------------------------     -----------------------
                                                  Amount        Ratio           Amount         Ratio           Amount       Ratio
                                               ------------ ------------      ------------ ------------     -----------  ----------
(dollars in thousands)
      December 31, 2000:
           Total risk-based capital:
                Consolidated                    $  27,717       10.99%          $  20,170     >= 8.00%       $  25,213    >= 10.00%
                Bank                            $  26,408       10.62%          $  19,888     >= 8.00%       $  24,860    >= 10.00%

           Tier 1 risk-based capital:
                Consolidated                    $  24,548        9.74%          $  10,085     >= 4.00%       $  15,128    >=  6.00%
                Bank                            $  23,278        9.37%          $   9,944     >= 4.00%       $  14,916    >=  6.00%
           Tier 1 (leverage) capital:
                Consolidated                    $  24,548        8.48%          $  11,583     >= 4.00%       $     N/A          N/A
                Bank                            $  23,278        8.19%          $  11,366     >= 4.00%       $  14,208    >=  5.00%

      December 31, 1999:
           Total risk-based capital:
                Consolidated                    $  28,466       18.76%          $  12,139     >= 8.00%       $  15,174    >= 10.00%
                Bank                            $  17,563       11.96%          $  11,749     >= 8.00%       $  14,686    >= 10.00%

           Tier 1 risk-based capital:
                Consolidated                    $  26,565       17.51%          $   6,069     >= 4.00%       $   9,104    >=  6.00%
                Bank                            $  15,723       10.71%          $   5,874     >= 4.00%       $   8,812    >=  6.00%

           Tier 1 (leverage) capital:
                Consolidated                    $  26,565       13.89%          $   7,649     >= 4.00%       $     N/A         N/A
                Bank                            $  15,723        8.58%          $   7,332     >= 4.00%       $   9,165    >=  5.00%

NOTE 10 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

      During 1997, the Company adopted the 1997 Stock Option Plan (the 1997
Plan), which authorizes up to 525,000 shares of common stock for issuance thereunder. Under the 1997 Plan, options may be granted to the Company's employees, directors and consultants. The exercise price of incentive stock options under the 1997 Plan must be at least equal to the fair value of the common stock on the date of grant. Options granted under the 1997 Plan will generally vest over a five-year period, at the discretion of the compensation committee. All incentive stock options granted under the 1997 Plan will expire ten years from the date of grant unless terminated sooner pursuant to the provisions of the 1997 Plan. At December 31, 2000 and 1999, options to purchase a total of 479,900 and 524,000 shares, respectively, are outstanding under the 1997 Plan. All stock options granted under the 1997 Plan were made with exercise prices equal to the fair market value of the underlying stock on the date of grant.

      In connection with the acquisition of Northern Bank of Commerce during 2000, the Company issued 231,466 incentive stock options to former Directors of NBOC. These options vest equally over 5 years and expire 10 years after the date of grant. The exercise prices of the options range from $11.09 to $12.00 per share. The Company granted the options outside of the 1997 Plan. Also in 2000, the Company granted 17,000 incentive stock options to employees, which vest equally over 5 years and expire 10 years after the date of grant. The exercise price of the options is equal to the fair value of the underlying common stock at the date of grant.

      During 1999, the Company granted incentive stock options to purchase 20,000 shares of common stock to certain officers of Bay Mortgage and Bay Bank. These options vest equally over a five-year period and expire ten years after the grant dates. The exercise prices are equal to the fair value of the underlying common stock. These options were granted by the Company outside of the 1997 Plan.

      Also during 1999, the Company authorized up to 69,000 performance based stock options to be granted to an officer of Bay Bank. The number of performance-based stock options actually to be issued varies depending on Bay Bank's achievement of certain earnings targets over a three-year period. The exercise price for 54,000 of these performance based stock options was equal to the fair market value of the underlying common stock on the grant date. The Company accrues compensation expense for these performance-based stock options over the performance period based on changes in the fair market value of the underlying common stock and estimates of the number of stock options to be issued based on the performance targets. There was no compensation expense charged against (credited to) income for this performance based stock option in 2000 or 1999, respectively. The exercise price of the remaining 15,000 options will be equal to the fair value of the underlying common stock of the Company on the date the earnings targets are achieved.

      The Company adopted an employee stock purchase plan during 1996 and may sell up to 175,000 shares of common stock to its eligible employees under the plan. During 2000 and 1999, the Company sold 8,207 and 5,743 shares of stock, respectively, under the plan. Each employee is granted the right to purchase stock at a price equal to the fair value of the common stock at the date of grant, as determined by the Board of Directors. These grants are made to qualified employees each quarter and expire within the month they are granted.

      A summary of option activity for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                   2000                        1999                         1998
                                          ----------------------       ----------------------       ----------------------
                                                        Weighted                     Weighted                     Weighted
                                          Common         Average       Common         Average       Common        Average
                                          Shares          Price        Shares          Price        Shares         Price
                                          -------       --------       -------       --------       -------       --------
  (dollars in thousands)
      BALANCE, beginning of year          598,000       $   5.92       454,092       $   6.08       400,208       $   5.69
           Granted                        458,166       $   8.20       224,041       $   5.90        95,193       $   8.02
           Exercised                       (8,207)      $   4.75        (5,778)      $   6.09       (20,519)      $   5.46
           Forfeited                     (278,093)      $   5.80       (74,355)      $   6.73       (20,790)      $   9.98
                                         --------                      -------                      -------

      BALANCE, end of year                769,866       $   7.29       598,000       $   5.92       454,092       $   6.08
                                         ========       ========      ========       ========      ========       ========

      Exercisable, end of year            302,113       $   6.63       284,500       $   5.89       174,292       $   6.05
                                         ========       ========      ========       ========      ========       ========

      Fair value of options granted                     $   1.00                     $   4.02                     $   4.07
                                                        ========                     ========                     ========

      At December 31, 2000, exercise prices for outstanding options ranged from $4.44 to $12.00. For the options outstanding at December 31, 2000, the weighted average contractual life is 8.4 years.

      As of December 31, 2000, outstanding stock options consist of the following:

                                                   Weighted    Weighted                     Weighted
                                                    Average     Average                      Average
                                      Options      Exercise    Remaining       Options      Exercise
      Exercise Price Range          Outstanding      Price       Life        Exercisable      Price
      --------------------          -----------    --------    ---------     -----------    ---------
      $4.00 - $5.00                    259,400      $  4.55         9.8         63,020      $  4.62
      $5.00 - $6.00                    192,500      $  5.71         7.0        154,000      $  5.71
      $6.00 - $7.00                     42,500      $  6.54         9.3         12,400      $  6.07
      $7.00 - $8.00                     44,000      $  7.94         8.0         26,400      $  7.94
      $8.00 - $11.00                        --      $    --          --             --      $    --
      $11.00 - $12.00                  231,466      $ 11.68         9.5         46,293      $ 11.68
                                       -------      -------     -------        -------      -------

                                       769,866      $  7.29         8.4        302,113      $  6.63
                                       =======      =======     =======        =======      =======

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

                                                               2000         1999        1998
                                                            ---------    ---------    ---------
      (dollars in thousands, except per share amounts)
          Net income:
            As reported                                     $     869    $     656    $   2,226
            Pro forma                                       $     688    $     501    $   2,130
        Basic earnings per share:
            As reported                                     $    0.22    $    0.16    $    0.60
            Pro forma                                       $    0.18    $    0.12    $    0.57
        Diluted earnings per share:
            As reported                                     $    0.22    $    0.16    $    0.57
            Pro forma                                       $    0.18    $    0.12    $    0.55

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: risk-free average interest rate of 5.50%, 5.10%, and 4.56%; expected dividend yield was 1.40%, 1.08%, and 0.58% for 2000, 1999, and 1998, respectively; and an expected volatility of 10.84%, 63.61%, and 38.04%, respectively. Expected lives for options granted were between 5 and 7 years. Due to the discretionary nature of stock option grants, the compensation cost included in the 2000, 1999, and 1998, pro forma net income per SFAS No. 123 may not be representative of that expected in future years.

NOTE 11 - CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF-BALANCE-SHEET RISK

      The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of its subsidiary bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit.

      A summary of the Bank's undisbursed commitments and contingent liabilities at December 31, 2000 is as follows:

                                              Fixed Rate     Variable Rate      Total 2000
                                             -----------     -------------     -----------
      (dollars in thousands)
           Commitments to extend credit      $     7,277      $    36,567      $    43,844
           Credit card commitments                 5,819               --            5,819
           Standby letters of credit               4,712               --            4,712
                                             -----------      -----------      -----------

             Total                           $    17,808      $    36,567      $    54,375
                                             ===========      ===========      ===========

NOTE 11 - CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF-BALANCE-SHEET RISK - (continued)

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

      The Company and its subsidiaries are party to several noncancelable lease agreements for property and equipment. Future rental payments on these noncancelable leases are as follows:

       (dollars in thousands)
           Years ending December 31, 2001                                 $1,019
                                     2002                                    932
                                     2003                                    864
                                     2004                                    386
                                     2005                                    110
                                                                          ------

                                                                          $3,311
                                                                          ======

      This payment schedule reflects actual liability on lease agreements in which the Company is currently involved, and does not include potential additional payments relating to possible lease extensions.

      Rent expense under noncancelable lease agreements amounted to $909,000, $397,000, and $81,000 for the years ending December 31, 2000, 1999, and 1998, respectively.

NOTE 12 - BALANCE WITH THE FEDERAL RESERVE BANK

      The Bank is required to maintain reserves in cash or with the Federal Reserve Bank equal to a percentage of its reservable deposits. Required reserves were approximately $1.7 million, $1.1 million, and $1.0 million as of December 31, 2000, 1999, and 1998, respectively.

NOTE 13 - RELATED-PARTY TRANSACTIONS

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

                                                           2000           1999
                                                          -------       -------
      (dollars in thousands)
         Beginning balance                                $ 1,399       $ 1,701
         Loans made                                            83            --
         Loan repayments made                                (190)         (193)
         Other                                               (206)         (109)
                                                          -------       -------

         Ending balance                                   $ 1,086       $ 1,399
                                                          =======       =======

      Certain officers at December 31, 1999 were no longer officers at December 31, 2000. The balances outstanding to such persons are reflected in the other category above.

      The Chairman of the Company owns a securities brokerage franchise of Raymond James Financial Services, Inc., which leases space from the Company. Total income from the lease amounted to $24,000 for the years ending December 31, 2000, 1999, and 1998, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLANS

      The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees who have completed 12 months (over 1,000 hours within the 12 months) of service. The plan allows an employeee to contribute up to 12% of his or her annual wages subject to a maximum contribution level. In addition, at the annual discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of the employee. Currently, the Company will match the first 3% of the employee's contribution, up to $3,000 per year. In addition, regardless of the employee's participation in the plan, the Company currently contributes 3% of the employee's salary, up to a maximum of $3,000. Any funds contributed by the Company are subject to the following vesting schedule:

             20%   -   after 2 years of service
             40%   -   after 3 years of service
             60%   -   after 4 years of service
             80%   -   after 5 years of service
             100%  -   after 6 years of service

      The Company contributed $292,000, $236,000, and $164,000 into the plan for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      A financial instrument is defined as cash, evidence of ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in the Company's statements of condition are cash, federal funds sold or purchased; debt and equity securities; loans; demand, savings and other interest-bearing deposits; notes and debentures. Examples of financial instruments, which are not included in the Company's statements of condition, are commitments to extend credit and standby letters of credit.

      Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

      The fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts is equal to the carrying value of these financial instruments and does not recognize the inherent value of core deposit relationships when determining fair value. Disclosure of the fair value of nonfinancial instruments, such as the Company's premises and equipment, its banking and trust franchises and its core deposit relationships is not required. The Company believes that these nonfinancial instruments have significant fair value.

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

      Commitments to extend credit, credit card commitments and standby letters of credit - The fair values of commitments to extend credit, credit card commitments and standby letters of credit were not material as of December 31, 2000 and 1999.

      The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                    2000                      1999
                                            ---------------------     ---------------------
                                            Carrying       Fair       Carrying       Fair
                                             Amount       Value        Amount        Value
                                            --------     --------     --------     --------
(dollars in thousands)
      Financial assets:
           Cash and due from banks          $ 25,589     $ 25,589     $ 19,054     $ 19,054
           Investment securities            $ 12,071     $ 12,068     $ 12,991     $ 12,985
           Loans, net of allowance
                for loan losses             $229,078     $226,000     $147,105     $147,283
           Loans held-for-sale              $ 10,013     $ 10,013     $  2,255     $  2,255
           Federal Home Loan Bank stock     $  3,302     $  3,302     $  3,090     $  3,090
      Financial liabilities:
           Demand deposits                  $ 40,201     $ 40,201     $ 28,004     $ 28,004
           Savings and interest-bearing
                deposits                    $ 73,770     $ 73,770     $ 49,591     $ 49,591
           Certificates of deposit          $127,245     $127,750     $ 60,012     $ 60,139
           Short-term borrowings            $  1,275     $  1,275     $  3,825     $  3,825
           Long-term borrowings             $ 21,348     $ 21,267     $ 24,281     $ 23,308

      While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2000 and 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 and 1999, should not necessarily be considered to apply at subsequent dates.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK

      All of the Bank's loans, commitments and commercial and standby letters of credit have been granted to customers in the Bank's market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2000. The Bank's loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $1.0 million without approval from the Bank's respective loan committees.

NOTE 17 - SEGMENTS OF AN BUSINESS AND RELATED INFORMATION

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

      The community banking, asset based financing activity, and mortgage banking activities are monitored and reported by Company management as separate operating segments. The asset based financing segment does not meet the prescribed aggregation or materiality criteria and, therefore, is reported as "Other" in the table below.

      The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that some operating expenses are not allocated to segments.

      Summarized financial information for the years ended December 31, 2000, 1999, and 1998 concerning the Company's reportable segments is shown in the following tables.

                                                                             2000
                                         -------------------------------------------------------------------------------
                                                      Mortgage      Holding
                                         Banking       Banking      Company        Other     Intersegment   Consolidated
                                         -------       -------      -------        -----     ------------   ------------
(dollars in thousands)
      Interest income                   $  21,114      $ 4,157      $    416      $ 1,528      $ (1,240)     $  25,975
      Interest expense                     10,158          633            --          389        (1,240)         9,940
                                        ---------      -------      --------      -------      --------      ---------

                Net interest income        10,956        3,524           416        1,139            --         16,035

      Provision for loan loss                (873)        (147)            8         (143)           --         (1,155)
      Noninterest income                    1,480        1,828            --           --            --          3,308
      Noninterest expense                   9,267        5,922           764          755            --         16,708
                                        ---------      -------      --------      -------      --------      ---------

      Income before tax                     2,296         (717)         (340)         241            --          1,480

      Provision for income taxes              768         (194)          (80)         117            --            611
                                        ---------      -------      --------      -------      --------      ---------

      Net income                        $   1,528      $  (523)     $   (260)     $   124      $     --      $     869
                                        =========      =======      ========      =======      ========      =========

      Depreciation and
           amortization                 $     950      $   252      $     --      $   114      $     --      $   1,316
                                        =========      =======      ========      =======      ========      =========

      Assets                            $ 239,443      $ 2,654      $ 33,485      $ 6,001      $(34,685)     $ 296,898
                                        =========      =======      ========      =======      ========      =========

                                                                            1999
                                      ------------------------------------------------------------------------------
                                                     Mortgage      Holding
                                       Banking       Banking       Company       Other     Intersegment  Consolidated
                                      ---------      -------      --------      -------    ------------  ------------
(dollars in thousands)
    Interest income                   $  14,118      $ 1,187      $    586      $ 1,482      $   (654)     $  16,719
    Interest expense                      5,638           --            --          264          (654)         5,248
                                      ---------      -------      --------      -------      --------      ---------

              Net interest income         8,480        1,187           586        1,218            --         11,471

    Provision for loan loss                (963)          --            (8)        (378)           --         (1,349)
    Noninterest income                    1,311          514            --           --            --          1,825
    Noninterest expense                   7,220        1,948           900          803            --         10,871
                                      ---------      -------      --------      -------      --------      ---------

    Income before tax                     1,608         (247)         (322)          37            --          1,076

    Provision for income taxes              554          (84)          (95)          45            --            420
                                      ---------      -------      --------      -------      --------      ---------

    Net income                        $   1,054      $  (163)     $   (227)     $    (8)     $     --      $     656
                                      =========      =======      ========      =======      ========      =========

    Depreciation and amortization     $     903      $    83      $     --      $   112      $     --      $   1,098
                                      =========      =======      ========      =======      ========      =========

    Assets                            $ 190,244      $ 1,977      $ 31,594      $ 6,588      $(31,908)     $ 198,495
                                      =========      =======      ========      =======      ========      =========

                                                                            1998
                                      ------------------------------------------------------------------------------
                                                     Mortgage      Holding
                                       Banking       Banking       Company       Other     Intersegment  Consolidated
                                      ---------      -------      --------      -------    ------------  ------------
(dollars in thousands)
    Interest income                   $  15,315      $    --      $    495      $   556      $   (528)     $  15,838
    Interest expense                      6,411           --            30           60          (528)         5,973
                                      ---------      -------      --------      -------      --------      ---------

              Net interest income         8,904           --           465          496            --          9,865

    Provision for loan loss                 509           --            --           --            --            509
    Noninterest income                      978           --            --           --            --            978
    Noninterest expense                   5,910           --           800          217            --          6,927
                                      ---------      -------      --------      -------      --------      ---------

    Income before tax                     3,463           --          (335)         279            --          3,407

    Provision for income taxes            1,183           --           (97)          95            --          1,181
                                      ---------      -------      --------      -------      --------      ---------

    Net income                        $   2,280      $    --      $   (238)     $   184      $     --      $   2,226
                                      =========      =======      ========      =======      ========      =========

    Depreciation and amortization     $     492      $    --      $     --      $    32      $     --      $     524
                                      =========      =======      ========      =======      ========      =========

    Assets                            $ 174,563      $    --      $ 31,014      $ 4,797      $(32,029)     $ 178,345
                                      =========      =======      ========      =======      ========      =========

NOTE 18 - PARENT-COMPANY-ONLY FINANCIAL DATA

      The following sets forth condensed financial information of the Company on a stand-alone basis:

                             Statements of Condition
                                (unconsolidated)

                                                                 December 31,
                                                            --------------------
                                                              2000         1999
                                                            -------      -------
(dollars in thousands)
     ASSETS
         Cash and cash equivalents                          $ 1,365      $ 6,501
         Loans, net                                              --          492
         Investment in bank subsidiary                       27,830       19,240
         Investment in nonbank subsidiary                     2,510        2,386
         Receivables due from nonbank subsidiary              1,400        2,294
         Other assets                                           379          681
                                                            -------      -------

             Total assets                                   $33,484      $31,594
                                                            =======      =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Long-term borrowings                               $ 3,000      $    --
         Other liabilities                                       75          104
                                                            -------      -------

             Total liabilities                                3,075          104

     SHAREHOLDERS' EQUITY                                    30,409       31,490
                                                            -------      -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $33,484      $31,594
                                                            =======      =======

                              Statements of Income
                                (unconsolidated)

                                                           Year ended December 31,
                                                     ---------------------------------
                                                      2000         1999          1998
                                                     -------      -------      -------
(dollars in thousands)
     INCOME
         Income from subsidiaries                    $   416      $   571      $   495
         Other income                                     --           15           --
                                                     -------      -------      -------

             Total income                                416          586          495
                                                     -------      -------      -------

     EXPENSES
         Interest                                         --           --           30
         Administrative                                  764          907          800
                                                     -------      -------      -------

             Total expenses                              764          907          830
                                                     -------      -------      -------

         Loss before income tax benefit
           and equity in undistributed earnings
           of subsidiaries                              (348)        (321)        (335)
         Income tax benefit                               80           95           97
                                                     -------      -------      -------

         Net loss before equity in undistributed
           earnings of subsidiaries                     (268)        (226)        (238)
         Equity in undistributed earnings of
           subsidiaries                                1,137          882        2,464
                                                     -------      -------      -------

     NET INCOME                                      $   869      $   656      $ 2,226
                                                     =======      =======      =======

                            Statements of Cash Flows

                                                                  Year ended December 31,
                                                           ------------------------------------
                                                             2000          1999          1998
                                                           --------      --------      --------
(dollars in thousands)
     CASH FLOWS FROM OPERATING
           ACTIVITIES
         Net income                                        $    869      $    656      $  2,226
         Adjustments to reconcile net income
              to net cash from operating
             activities:
         Undistributed earnings of the subsidiaries          (1,137)         (882)       (2,464)
         Decrease (increase) in other assets                    302          (359)         (164)
         Increase (decrease) in other liabilities               (29)           (7)           77
                                                           --------      --------      --------

             Net cash from operating activities                   5          (592)         (325)
                                                           --------      --------      --------

     CASH FLOWS FROM INVESTING
           ACTIVITIES
         Decrease (increase) in loans                           492          (500)           --
         Acquisition of business, net of cash acquired           --          (967)       (1,776)
         Advances to subsidiaries                           (32,925)       (5,104)         (579)
         Repayment of advances to subsidiaries               26,318         3,393            --
                                                           --------      --------      --------

             Net cash from investing activities              (6,115)       (3,178)       (2,355)
                                                           --------      --------      --------

     CASH FLOWS FROM FINANCING
           ACTIVITIES
         Proceeds from issuance of long-term debt             3,000            --            --
         Net repayments of long-term borrowings                  --            --        (1,319)
         Purchase of treasury stock                          (1,784)         (732)         (494)
         Proceeds from issuance of common stock                  39            34        15,018
         Dividends paid                                        (281)         (281)         (212)
                                                           --------      --------      --------

           Net cash from financing activities                   974          (979)       12,993
                                                           --------      --------      --------

     Net increase (decrease) in cash and cash
         equivalents                                         (5,136)       (4,749)       10,313

     CASH AND CASH EQUIVALENTS,
         beginning of year                                    6,501        11,250           937
                                                           --------      --------      --------

     CASH AND CASH EQUIVALENTS,
         end of year                                       $  1,365      $  6,501      $ 11,250
                                                           ========      ========      ========

NOTE 19 - QUARTERLY FINANCIAL INFORMATION (unaudited)

                                     March 31     June 30   September 30  December 31
                                     --------     -------   ------------  -----------
 (dollars in thousands)
    2000
    Interest income                  $ 5,145      $ 5,727      $ 7,463      $ 7,640
    Interest expense                   1,671        2,134        2,999        3,136
                                     -------      -------      -------      -------

    Net interest income                3,474        3,593        4,464        4,504
    Provision for loan
         losses                         (370)        (371)        (214)        (200)
    Noninterest income                   540          666          981        1,121
    Noninterest expense                3,934        3,531        4,692        4,551
                                     -------      -------      -------      -------

    Income (loss) before
         income taxes                   (290)         357          539          874
    Provision (benefit) for
         income taxes                    (80)         119          203          369
                                     -------      -------      -------      -------

         Net income                  $  (210)     $   238      $   336      $   505
                                     =======      =======      =======      =======

    Basic earnings per
         share                       $ (0.05)     $  0.06      $  0.09      $  0.13
                                     =======      =======      =======      =======

    Diluted earnings
         per share                   $ (0.05)     $  0.06      $  0.09      $  0.13
                                     =======      =======      =======      =======

                                     March 31     June 30   September 30  December 31
                                     --------     -------   ------------  -----------
    1999
    Interest income                  $ 4,053      $ 3,816      $ 4,587      $ 4,273
    Interest expense                   1,459        1,345        1,386        1,058
                                     -------      -------      -------      -------

    Net interest income                2,594        2,471        3,201        3,215
    Provision for loan
         losses                         (634)        (196)        (235)        (284)
    Noninterest income                   271          385          544          625
    Noninterest expense                2,076        2,135        3,288        3,372
                                     -------      -------      -------      -------

    Income before income
         taxes                           155          525          222          184
    Provision for income
         taxes                            53          200           88           79
                                     -------      -------      -------      -------

         Net income                  $   102      $   325      $   134      $   105
                                     =======      =======      =======      =======

    Basic earnings per
         share                       $  0.03      $  0.08      $  0.03      $  0.03
                                     =======      =======      =======      =======

    Diluted earnings
         per share                   $  0.02      $  0.08      $  0.03      $  0.03
                                     =======      =======      =======      =======

NOTE 20  - SUBSEQUENT EVENT

      On March 19, 2001, the Bank wrote-off $1.1 million of loans previously classified as impaired. The entire $1.1 million was charged against loan loss reserves. $500,000 of this write-off relates to loans added to impaired status subsequent to December 31, 2000 as discussed in the Allowance for Loan Losses section in the Management's Discussion and Analysis (item 7).

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

            Effective October 26, 2000, the Audit Committee of the Company's Board of Directors approved a change in the Company's independent auditors for the year ended December 31, 2000 from Arthur Andersen LLP to Moss Adams LLP.

                                    PART III

Item 10. Directors and executive officers of the registrant

            The response to this item is incorporated by reference to the sections entitled "Security ownership of directors and executive officers, Election of directors, Information regarding the board of directors and its committees," in the Company's 2001 Proxy Statement.

Item 11. Executive Compensation

            The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's 2001 Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management

            The response to this item is incorporated by reference entitled "Security ownership of directors and executive officers" in the Company's 2001 Proxy Statement.

Item 13. Certain relationships and related transactions

            The response to this item is incorporated by reference entitled "Related party transactions" in the Company's 2001 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement schedules and reports on form 8-K

      a. On November 2, 2000, the Company filed an 8-K to report a change in independent auditors for the year ended December 31, 2000 from Arthur Andersen LLP to Moss Adams LLP effective October 26, 2000.

      b. The exhibit list is set forth on the Exhibit Index included herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

COWLITZ BANCORPORATION
(Registrant)


/s/ Benjamin Namatinia
Benjamin Namatinia
Chairman/Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of March 2001.


Principal Executive Officer:

/s/ Benjamin Namatinia
Benjamin Namatinia
Chairman/Chief Executive Officer


Principal Executive Officer:

/s/ Harve Menkens
Harve Menkens
President


Principal Accounting Officer:

/s/ Don P. Kiser
Don P. Kiser
Vice President/Chief Financial Officer/Secretary


Accounting Officer

/s/ Donna P. Gardner
Donna P. Gardner
Vice-President/Treasurer


Remaining Directors:

/s/ Mark F. Andrews, Jr.
Mark F. Andrews, Jr.
Director

/s/ E. Chris Searing
E. Chris Searing
Director

/s/ John S. Maring
John S. Maring
Director

/s/ Bruce P. Buchberger
Bruce P. Buchberger
Director

EXHIBIT INDEX

2 Agreement for merger with Norhern Bank of Commerce incorporated by reference to Registrants' Form 8K dated July 1, 2000.
3.1*     Restated and Amended Articles of Incorporation of Registrant.
3.2*     Bylaws of Registrant.
10.1* Advances Security and Deposit Agreement dated March 29, 1991 between Federal Home Loan Bank of Seattle and Cowlitz Bank.
10.2* Federal Home Loan Bank of Seattle Form of Promissory Note (Credit Line Fixed Rate Advance).
10.4* Lease Agreement dated October 7, 1963 between Twin City Development Co. and Bank of Cowlitz County.
10.5* Assignment of Lease dated March 4, 1976 between Bank of the West and Old National Bank of Washington.
10.6* Assignment of Lease dated March 30, 1979 between Old National Bank of Washington and Pacific National Bank of Washington.
10.7* Extension of Lease dated April 1, 1989 between Triangle Development Company and First Interstate Bank of Washington, N.A.
10.9* Employment Agreement dated January 1, 1998 between Cowlitz Bancorporation and Ben Namatinia.
10.10*   Cowlitz Bancorporation 1997 Stock Option Plan.
10.11*   Form of Stock Option Agreement.
10.12*   Cowlitz Bancorporation Employee Stock Purchase Plan.
11.1 Computation of Per Share Earnings. (Included in Note 1 to the Consolidated Financial Statements included herein)
21       List of all Subsidiaries of the Registrant
         Cowlitz Bank
         Business Finance Corporation
23.1     Consent of Moss Adams LLP
23.2     Consent of Arthur Andersen LLP
*        Incorporated by reference from Registration Statement on Form S-1, Reg.
         No. 333-44355