Form 10-Q
period 2001-03-31
COWLITZ BANCORPORATION
filed 2001-05-15
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q

    |X|       Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                      For the quarter ended March 31, 2001

    |_|       Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

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

Common Stock, no par value on April 30, 2001: 3,692,001 shares

                                TABLE OF CONTENTS

                                                                            Page
Part I
Financial Statements

      Consolidated Balance Sheets -
      March 31, 2001 and December 31, 2000                                     3

      Consolidated Statements of Income -
      Three months ended March 31, 2001 and March 31, 2000
      and year ended December 31, 2000                                         4

      Consolidated Statements of Changes in Shareholders' Equity -
      Year ended December 31, 2000 and three months ended March 31, 2001       5

      Consolidated Statements of Cash Flows
      Three months ended March 31, 2001 and March 31, 2000                     6

      Notes to Consolidated Financial Statements                               7

      Management's Discussion and Analysis of Financial Condition
      And Results of Operations                                               11

Part II

Other

      Other information                                                       19

      Exhibits and Reports on Form 8-K                                        19

      Signatures                                                              20

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                (in thousand of dollars, except number of shares)

                                                                                    March 31,      December 31,
                                                                                    2001           2000
                                                                                    (unaudited)

ASSETS
Cash and due from banks ........................................................     $  22,989      $  25,589
Investment securities:
  Investments available-for-sale (at fair value, cost of $7,574 and
   $7,441 at March 31, 2001 and December 31, 2000,
   respectively) ...............................................................         7,646          7,499
  Investments held-to-maturity (at amortized cost, fair value of
   $3,718 and $4,569 at March 31, 2001 and December 31, 2000,
   respectively) ...............................................................         3,683          4,572
                                                                                     ---------      ---------
   Total investment securities .................................................        11,329         12,071
                                                                                     ---------      ---------

Federal Home Loan Bank stock ...................................................         3,356          3,302

Loans held for sale ............................................................        49,983         10,013

Loans ..........................................................................       242,369        233,639
Allowance for loan losses ......................................................        (3,148)        (4,561)
                                                                                     ---------      ---------
  Loans, net ...................................................................       239,221        229,078
                                                                                     ---------      ---------
Premises and equipment, net of accumulated depreciation of $3,439 and $3,238 at March 31, 2001 and December 31, 2000,
  respectively .................................................................         5,517          5,625
Other real estate owned ........................................................         1,194          1,247
Intangible assets, net of accumulated amortization of $1,583 and
  $1,435 at March 31, 2001 and December 31, 2000, respectively .................         5,204          5,352
Other assets ...................................................................         4,769          4,621
                                                                                     ---------      ---------
   Total assets ................................................................     $ 343,562      $ 296,898
                                                                                     =========      =========

LIABILITIES
Deposits:
  Demand .......................................................................     $  42,112      $  40,201
  Savings and interest-bearing demand ..........................................        90,885         73,770
  Certificates of deposit ......................................................       152,225        127,245
                                                                                     ---------      ---------
   Total deposits ..............................................................       285,222        241,216
Short-term borrowings ..........................................................         3,325          1,275
Long-term borrowings ...........................................................        21,302         21,348
Accrued interest payable and other liabilities .................................         2,892          2,650
                                                                                     ---------      ---------
   Total liabilities ...........................................................     $ 312,741      $ 266,489
                                                                                     ---------      ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 and no shares authorized as of March
  31, 2001 and December 31, 2000, respectively; no shares issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively ........................     $      --      $      --
Common stock, no par value; 25,000,000 authorized as of March 31, 2001 and
  December 31, 2000, respectively; 3,690,457
  and 3,689,327 shares issued and outstanding at March 31, 2001
  and December 31, 2000, respectively ..........................................        16,791         16,785
Additional paid in capital .....................................................         1,538          1,538
Retained earnings ..............................................................        12,438         12,048
Accumulated other comprehensive income(loss) ...................................            54             38
                                                                                     ---------      ---------
   Total shareholders' equity ..................................................        30,821         30,409
                                                                                     ---------      ---------
   Total liabilities and shareholders' equity ..................................     $ 343,562      $ 296,898
                                                                                     =========      =========

The accompanying notes are an integral part of these statements

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)

                                                             Three months ended       Year Ended
                                                                  March 31,          December 31,
                                                             2001          2000          2000
                                                           --------      --------      --------
                                                               (unaudited)
INTEREST INCOME
Interest and fees on loans ...........................     $  7,492      $  4,840      $ 24,410
Interest on taxable investment securities ............          199           217           867
Interest on non-taxable investment securities ........            2             2             8
Interest from other banks ............................          206            86           690
                                                           --------      --------      --------
  Total interest income ..............................        7,899         5,145        25,975
                                                           --------      --------      --------

INTEREST EXPENSE
Savings and interest-bearing demand ..................          605           449         2,169
Certificates of deposit ..............................        2,218           837         6,164
Short-term borrowings ................................           33            37           106
Long-term borrowings .................................          364           348         1,501
                                                           --------      --------      --------
  Total interest expense .............................        3,220         1,671         9,940
                                                           --------      --------      --------
  Net interest income before provision for loan losses        4,679         3,474        16,035

PROVISION FOR LOAN LOSSES ............................         (252)         (370)       (1,155)
                                                           --------      --------      --------
  Net interest income after provision for loan losses         4,427         3,104        14,880
                                                           --------      --------      --------

NONINTEREST INCOME
  Service charges on deposit accounts ................          190           171           714
  Gains on loans sold ................................          639           102         1,244
  Underwriting and escrow fees .......................          371            89           584
  Fiduciary income ...................................           61            73           301
  Credit card income .................................          143            41           268
  Other income .......................................           41            58           201
  Net gains on sales of available-for-sale securities            18             6            (4)
                                                           --------      --------      --------
   Total non-interest income .........................        1,463           540         3,308
                                                           --------      --------      --------

NONINTEREST EXPENSE
  Salaries and employee benefits .....................        3,137         2,581         9,970
  Net occupancy and equipment expense ................          615           461         2,115
  Business tax expense ...............................          128            91           415
  Amortization of intangibles ........................          147           132           559
  Other operating expense ............................        1,120           669         3,649
                                                           --------      --------      --------
   Total non-interest expense ........................        5,147         3,934        16,708
                                                           --------      --------      --------
   Income/(loss) before income tax expense/(benefit) .          743          (290)        1,480

INCOME TAX EXPENSE/(BENEFIT) .........................          286           (80)          611
                                                           --------      --------      --------
   Net income/(loss) .................................     $    457      $   (210)     $    869
                                                           ========      ========      ========

BASIC EARNINGS (LOSS) PER SHARE ......................     $   0.12      $  (0.05)     $   0.22
DILUTED EARNINGS (LOSS) PER SHARE ....................     $   0.12      $  (0.05)     $   0.22

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)

                                                                                        Accumulated
                                                                  Additional               Other          Total
                                                 Common Stock      Paid-in   Retained  Comprehensive  Shareholders'  Comprehensive
                                               Shares     Amount   Capital   Earnings   Income(loss)     Equity        Income(loss)
                                               ------     ------   -------   --------   ------------     ------        ------------
BALANCE AT DECEMBER 31, 1999                 4,022,052  $ 18,530  $ 1,538   $   11,460     $  (38)     $   31,490
Comprehensive Income:
 Net income ...............................         --        --       --          869         --             869        $    869
 Net change in unrealized gains on
   investments available-for-sale, net
   of deferred taxes of $38 ...............         --        --       --           --         76              76              76
                                                                                                                         --------
 Comprehensive Income .....................         --        --       --           --         --              --        $    945
                                                                                                                         ========
 Issuance of common stock for cash ........      8,207        39       --           --         --              39
 Purchase of treasury stock ...............   (340,932)   (1,784)      --           --         --          (1,784)
 Cash dividends paid ($.07 per share) .....         --        --       --         (281)        --            (281)
                                             ---------  --------  -------   ----------     ------      ----------

BALANCE AT DECEMBER 31, 2000                 3,689,327    16,785    1,538       12,048         38          30,409
Comprehensive Income:
 Net income .........................               --        --       --          457         --             457        $    457
 Net change in unrealized gains on
   investments available-for-sale, net
   of deferred taxes ......................         --        --       --           --         16              16              16
                                                                                                                         --------
 Comprehensive Income ...............               --        --       --           --         --              --        $    473
                                                                                                                         ========
 Issuance of common stock for cash ........      1,130         6       --           --         --               6
 Cash dividends paid ($.018 per share) ....         --        --       --          (67)        --             (67)
                                             ---------  --------  -------   ----------     ------      ----------

BALANCE AT MARCH 31, 2001                    3,690,457  $ 16,791  $ 1,538   $   12,438     $   54      $   30,821
                                             =========  ========  =======   ==========     ======      ==========

         The accompanying notes are an integral part of these statements

                      COWLTIZ BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                            Three months ended
                                                                                 March 31,
                                                                           2001           2000
                                                                         ---------      ---------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................................................     $     457      $    (210)
  Adjustments to reconcile net income (loss) to net cash provided by
   Operating activities:
   Depreciation and amortization ...................................           354            297
   Provision for loan losses .......................................           252            370
   Net losses (gains) on sales of investments available-for-sale ...           (18)            (6)
   Net losses (gains) on sales of foreclosed assets ................           (15)            --
   Net amortization of investment security premiums and accretion
     of discounts ..................................................            (2)            --
   (Gains) on loans sold ...........................................          (639)          (102)
   Origination of loans held for sale ..............................      (101,880)       (20,464)
   Proceeds of loans sales .........................................        62,549         17,538
   (Increase) in other assets ......................................          (339)           (68)
   Increase (decrease) in other liabilities ........................           242            535
   Federal Home Loan Bank stock dividends ..........................           (54)           (57)
                                                                         ---------      ---------
      Net cash provided by (used in) operating activities ..........       (39,093)        (2,167)
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities
   held-to-maturity ................................................           990             --
  Proceeds from sales and maturities of investment securities
   available-for-sale ..............................................         2,156          4,000
  Proceeds from sales of foreclosed assets .........................           240             --
  Purchases of investment securities:
   Held-to-maturity ................................................           (99)            --
   Available-for-sale ..............................................        (2,250)            --
  Net (increase) decrease in loans .................................       (10,395)       (20,784)
  Purchases of premises and equipment ..............................           (98)           (38)
                                                                         ---------      ---------
     Net cash (used in) provided by investment activities ..........        (9,456)       (16,822)
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand, savings, and interest bearing
   demand deposits .................................................        19,026         18,973
  Net increase (decrease) in certificates of deposit ...............        24,980         (2,122)
  Dividends paid ...................................................           (67)           (72)
  Net increase (decrease) in short-term borrowings .................         2,050         (1,800)
  Proceeds of long-term borrowings .................................            --         11,000
  Repayment of long-term borrowings ................................           (46)        (5,545)
  Repurchase of common stock .......................................            --           (256)
  Issuance of common stock for cash, net of amount paid for
     fractional shares .............................................             6             18
                                                                         ---------      ---------
     Net cash provided by financing activities .....................        45,949         20,196
                                                                         ---------      ---------
     Net increase (decrease) in cash and due from banks ............        (2,600)         1,207

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR .......................        25,589         19,054
                                                                         ---------      ---------
CASH AND DUE FROM BANKS AT END OF PERIOD ...........................     $  22,989      $  20,261
                                                                         =========      =========

The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

1. Nature of Operations

      Cowlitz Bancorporation (the Company) is a holding company located in southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the
Bank), a Washington state-chartered commercial bank, is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. The Company acquired Business Finance Corporation (BFC) of Bellevue, Washington during the third quarter of 1998. BFC provides asset based financing to companies throughout the Western United States. During 1999 and 2000, the Company acquired or opened several mortgage and escrow branches. Bay Mortgage and Bay Escrow of Bellevue, Washington, Bay Mortgage and Bay Escrow of Seattle, Washington, Bay Mortgage of Silverdale, Washington, and Bay Mortgage of Vancouver, Washington (collectively "Bay Mortgage") have joined together as a division of Cowlitz Bank. Bay Mortgage serves customers throughout the greater Bellevue/Seattle market area, and through the Vancouver office, the greater Portland, Oregon market. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank. In mid-2000, the Company acquired Northern Bank of Commerce (NBOC) of Portland, Oregon, which operates as a branch of the Bank doing business as Northern
Bank of Commerce. NBOC operates its main office in downtown Portland, and has eleven limited service branches located within retirement centers in the Portland metropolitan area.

2. Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001.

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

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

5. Earnings Per Share

      The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                              Weighted         Per Share
                                        Net Income/(Loss)    Avg. Shares        Amount

                                                  For the quarter ended March 31, 2001
      Basic earnings (loss) per share        $  457            3,690,457        $   .12
      Stock Options                                               32,470
      Diluted earnings (loss) per share      $  457            3,722,827        $   .12

                                                 For the quarter ended March 31, 2000
      Basic earnings per share               $ (210)           4,008,851        $  (.05)
      Stock Options                                                   --
      Diluted earnings per share             $ (210)           4,008,851        $  (.05)

      Options to purchase 539,466 shares of common stock at an average price of $8.55 were outstanding at March 31, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2007-2009.

6. Recently Issued Accounting Standards

SFAS No. 133 and SFAS No. 137

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is now effective for the Company, beginning in the quarter ended March 31, 2001. The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of condition as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No.
133. This statement amends a limited number of issues causing implementation difficulties, and is effective for all fiscal quarters and all fiscal years beginning after June 15, 2001.

      During 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125," effective for transfers and extinguishments occurring after March 31, 2001.

      The implementation of these Statements is not expected to have a material impact on the Company's financial position or results of operation.

7. Comprehensive Income

      For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

      The components of comprehensive income(loss) for the periods ended March 31, 2001 and 2000 are as follows:

                                                        Three months ended
                                                             March 31
                                                          2001      2000
                                                          ----      ----
            Unrealized gain (loss) arising during
              the period, net of tax ...............     $  34      $   6
            Reclassification adjustment for net
              realized gains (losses) on
              securities available-for-sale
              included in net income during the
              year, net of tax .....................        18          6
                                                         -----      -----
            Comprehensive income(loss) .............     $  16      $  --
                                                         =====      =====

8. Segments of an Enterprise and Related Information:

      The Company is principally engaged in community banking activities through its branches and corporate offices. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. The Company provides asset based financing to companies throughout the western United States through its BFC subsidiary. Bay Mortgage specializes in all facets of residential lending including FHA and VA loans, construction loans and bridge loans.

      The community banking, asset based financing activity, and mortgage-banking activities are monitored and reported by Company management as separate operating segments. The seven separate banking offices and eleven retirement center branches have been aggregated into a single reportable segment, Community Banking and Bay Mortgage is included as a segment. The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as Other in the following table below.

      The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2000 annual report, except that some operating expenses are not allocated to segments.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the period ended March 31, 2001 and 2000 concerning the Company's reportable segments is shown in the following tables.

                                                 Three months ended March 31, 2001

                                        Mortgage     Holding
                            Banking     Banking      Company       Other    Intersegment   Consolidated
                            -------     -------      -------       -----    ------------   ------------
Interest income .......     $ 5,977     $ 2,065      $    44      $   337     $  (524)       $ 7,899
Interest expense ......       3,172         437           63           72        (524)         3,220
                            -------     -------      -------      -------     -------        -------
   Net interest income        2,805       1,628          (19)         265          --          4,679
Provision for loan loss         210          --           --           42          --            252
Noninterest income ....         453       1,010           --           --          --          1,463
Noninterest expense ...       2,502       2,285          169          191          --          5,147
                            -------     -------      -------      -------     -------        -------
Income(loss) before
   tax ................         546         353         (188)          32          --            743
Provision(benefit) for
    income taxes ......         194         120          (47)          19          --            286
                            -------     -------      -------      -------     -------        -------
Net income(loss) ......     $   352     $   233      $  (141)     $    13     $    --        $   457
                            =======     =======      =======      =======     =======        =======

                                                 Three months ended March 31, 2000

                                        Mortgage     Holding
                            Banking     Banking      Company       Other    Intersegment   Consolidated
                            -------     -------      -------       -----    ------------   ------------
Interest income .......     $ 4,203     $   592      $   134      $   382     $  (166)       $ 5,145
Interest expense ......       1,739          --           --           98        (166)         1,671
                            -------     -------      -------      -------     -------        -------
   Net interest income        2,464         592          134          284          --          3,474
Provision for loan loss         348          --           --           22          --            370
Non-interest income ...         349         191           --           --          --            540
Non-interest expense ..       2,432       1,087          201          214          --          3,934
                            -------     -------      -------      -------     -------        -------
Income/(loss) before
   tax ................          33        (304)         (67)          48          --           (290)
Provision/(benefit) for
   income taxes ......           11        (103)         (20)          32          --            (80)
                            -------     -------      -------      -------     -------        -------
Net income/(loss) .....     $    22     $  (201)     $   (47)     $    16     $    --        $  (210)
                            =======     =======      =======      =======     =======        =======

9. Subsequent Events: NONE

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

Results of Operations

      During the first quarter of 2001 the Company had net income of $457,000 compared to a net loss of $210,000 in the first quarter of 2000. The primary reason for the loss in the first quarter of 2000 was a one time severance charge of $540,000 after the resignation of the Company's Chief Operating Officer and Cowlitz Bank's President and Chief Executive Officer, Charles W. Jarrett.

      The Company's revenues (net interest income before provision for loan losses plus non-interest income) have increased 53% in the first quarter of 2001 compared to the like period in 2000 and non interest expenses have also increased by 31% under the same comparison. Assets have grown 16% and liabilities 17% during the first quarter of 2001, compared to the levels at December 31, 2000.

      The asset growth is explained by a significant increase in the volume of mortgage loans booked in the first quarter of 2001 by Bay Mortgage and the continued growth of Bay Bank in early 2001. Loans held for sale increased $40.0 million during the first quarter of 2001 and assets at Bay Bank are $12.5 million higher than at December 31, 2000. With the recent drop in interest rates by the Federal Reserve, Bay Mortgage has experienced increased volumes of mortgage, re-financing, construction, and bridge loans as consumers take advantage of the relatively low current interest rates. The increased mortgage activity has resulted in additional non-interest income in the form of underwriting fees, escrow fees, and premiums on mortgage loans sold. The staff (both commissioned loan officers, and salaried processors) at Bay Mortgage has increased in 2001 compared to 2000 in order to close and process the increased number of loans that are being generated in the current market environment.

      The increase in liabilities from year end 2000 comes from the need to fund the mortgage loans held for sale generated at Bay Mortgage. The Company has assumed an additional $44.0 million in deposit liabilities in the first quarter of 2001 for this purpose. The deposits are necessary to fund the loans for the short time they are on Bay Mortgage's books before they are sold to the secondary market. The holding period on these loans held for sale is typically 15 to 45 days.

Net Interest Income

      For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

      Net interest income for the quarter ended March 31, 2001 was $4.7 million, which was an increase of 34.7% from $3.5 million for the same period of 2000. The overall tax-equivalent earning asset yield was 11.09% for the quarter ended March 31, 2001 compared to 11.22% for the quarter ended March 31, 2000. Average earning assets increased to $284.9 million at March 31, 2001 compared to $183.4 million at March 31, 2000. The increase in interest income was a result of the acquisition of interest earning assets from the purchase of NBOC, and asset growth at Bay Bank. Also, Bay Mortgage's loans held for sale generate interest income for the 15-45 day holding period from the time the loans are funded, until they are delivered to the secondary market.

      The average cost of interest bearing liabilities increased to 5.48% at March 31, 2001 compared to 4.75% at March 31, 2000. Average interest bearing liabilities increased $94.2 million from March 31, 2000 to March 31, 2001. Certificates of deposit increased to $152.2 million at March 31, 2001 compared to $57.9 million at March 31, 2000, and savings deposits and money market accounts increased to $90.9 million from $65.4 million over the same period. Deposit growth is primarily due to the acquisition of NBOC, rapid growth at Bay Bank, and increased CD's to help fund the short-term loans held for sale generated by Bay Mortgage. These loans are booked with a commitment to be sold into the secondary market, but there is typically a 15-45 day holding period before the sale is finalized. The increase in the average cost of interest bearing liabilities is primarily a result of higher interest paid for certificates of deposit which represented 53.4% of total deposits at March 31, 2001 compared with 37.5% at March 31, 2000. The recent drop in the prime interest rate has contributed to the decreased interest spread from the first quarter 2000. Prime based loans re-price immediately when the prime rate is adjusted, but fixed rate liabilities, particularly CD's, do not adjust to prime, so don't re-price as quickly. In the falling rate environment experienced in the first quarter of 2001, this causes yields on assets to decline more rapidly than the liability yields, narrowing the interest spread.

Analysis of Net Interest Income

      The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                           Three Months Ended
(unaudited)                                     March 31,               Increase
(in thousands of dollars)                  2001            2000        (Decrease)    Change
                                         ---------      ---------      ---------     ------
Interest income (1) ................     $   7,900      $   5,146      $   2,754      53.5%
Interest expense ...................         3,220          1,671          1,549      92.7%
                                         ---------      ---------      ---------
Net interest income ................     $   4,680      $   3,475      $   1,205      34.6%
                                         =========      =========      =========

Average interest earning assets ....     $ 284,898      $ 183,447        101,451      55.3%
Average interest bearing liabilities     $ 234,949      $ 140,769         94,180      66.9%

Average yields earned (2) ..........         11.09%         11.22%          (.13)
Average rates paid (2) .............          5.48%          4.75%           .73
Net interest spread (2) ............          5.61%          6.47%          (.86)
Net interest margin (2) ............          6.57%          7.58%         (1.01)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the three months ended March 31, 2001 and 2000 have been annualized.

Market Risk

      Interest rate risk and credit risks are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Management has assessed these risks and feels that there has been no material change since December 31, 2000.

Non-Interest Income

      Non-interest income consists of the following components:

                                                             March 31,
                                                       -------------------
                                                        2001         2000
                                                        ----         ----

      Service charge on deposit accounts .......       $  190       $  171
      Gains on loans sold ......................          639          102
      Fiduciary income .........................           61           73
      Escrow fees ..............................          184           57
      Credit Card income .......................          143           41
      Loan underwriting fees ...................          187           33
      ATM income ...............................           14           16
      Safe deposit box fees ....................           28           28
      Other miscellaneous fees and income ......           17           19
                                                       ------       ------

      Total non-interest income ................       $1,463       $  540
                                                       ======       ======

      Non-interest income increased to $1.5 million at March 31, 2001 from $540,000 in the corresponding period in 2000. This increase is due to non-interest income generated by mortgage lending activities including gains on loans sold, escrow fees and loan underwriting fees. These fees were generated by Bay Mortgage as volumes of mortgage, construction, re-finance and bridge loans have increased to coincide with the first quarter 2001 reductions in interest rates. Also contributing to the increase was the growth in credit card income.

Non-Interest Expense

      Non-interest expense consists of the following components:

                                                            March 31,
                                                       -------------------
                                                        2001         2000
                                                        ----         ----
      Salaries and employee benefits ...........       $2,039       $2,242
      Mortgage division commission expense .....        1,098          339
      Net occupancy and equipment ..............          615          463
      Amortization of intangible assets ........          147          131
      Business taxes ...........................          128           91
      Data processing and communications .......          126           74
      Stationary and supplies ..................           60           51
      Credit card expense ......................          107           21
      Parking, travel and education ............           82           56
      Loan expense .............................           95            7
      Advertising ..............................           50           48
      Professional fees ........................          140          133
      Postage and freight ......................          109           55
      FDIC insurance ...........................           72            7
      Other miscellaneous expenses .............          279          216
                                                       ------       ------

      Total non-interest expense ...............       $5,147       $3,934
                                                       ======       ======

      Non-interest expenses increased 30.8% to $5.1 million for the quarter ended March 31, 2001 compared to $3.9 million for the quarter ended March 31, 2000, primarily due to the acquisition of NBOC and the increased commissioned staff at Bay Mortgage. Also contributing was an increase in FDIC insurance, increased expenses attributed to increased loan originations, and the growth of the credit card division.

      Salaries and benefits expense of $2.2 million at March 31, 2000 includes a severance charge of $540,000 related to the resignation of the Company's President and Chief Operating Officer. Excluding the severance charge, salary expense has increased from $1.7 million to $2.0 million from the first quarter 2000 when compared to the first quarter of 2001. This increase is a result of the addition of employees from the acquisition of NBOC as well as ordinary salary increases for existing employees generally ranging from three to six percent a year. At March 31, 2001, the Company had 203 full-time equivalent employees compared to 166 at March 31, 2000. Commission expense at Bay Mortgage has increased because additional commissioned loan officers were needed to efficiently close and process the large volume of mortgage loans originated.

      Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense at March 31, 2001 was $615,000 or 32.8% higher than $463,000 at March 31, 2000. The increase in occupancy expense in the first quarter 2001 was due primarily to the acquisition of NBOC which added a lease expense of approximately $65,000 per quarter as well as related occupancy expenses.

      The FDIC insurance has increased because in the first quarter 2000, the Bank was not required to pay the assessment charge, but currently is required to pay $.10 per $100.00 of domestic deposits. Loan expenses have increased in part due to the increased loan activity at Bay Mortgage, and also due to expenses related to other real estate owned, and repossession of assets on defaulted loans.

Income Taxes

      The provision (benefit) for income taxes amounts to $286,000 and $(80,000) at March 31, 2001 and 2000, respectively. The provision resulted in an effective tax rate of 38.5% and (27.6)% for March 31, 2001 and 2000, respectively.

Provision for Loan Losses

      The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. See Allowance for Loan Losses disclosure for a more detailed discussion.

      The Company's provision for loan losses was $252,000 and $370,000 for the quarters ended March 31, 2001 and 2000, respectively. Net charge-offs were $1,665,000 for the three months ended March 31, 2001 compared to net charge-offs of $66,000 for the three months ended March 31, 2000 and $863,000 for the year ended December 31, 2000. Total charge-offs were $1,680,000 and $87,000 for the first quarter ended March 31, 2001 and 2000 respectively and $2,070,000 for the year ended December 31, 2000. Many of the Company's non-performing loans are real estate backed or have some other type of collateral with sufficient value so that management expects little or no loss associated with those loans. However, some non-performing loans did not have sufficient collateral backing, and management had made the decision to write off these loans in the first quarter of 2001. By writing off these loans, management has illustrated its commitment to aggressively address and reduce the level of non-performing assets as circumstances warrant. The combination of write-offs during the first quarter of 2001, upgrades in collateral adequacy during the re-assessment of some non-performing loans, and heightened collection efforts has resulted in the change of loan loss reserves to total loans from 1.95% at December 31, 2000 to 1.30% at March 31, 2001.

      The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually realized for these loans can vary significantly from the estimated amounts.

      The following table shows the Company's loan loss performance for the periods indicated:

                                                                        Quarter Ended     Quarter Ended      Year Ended
(unaudited)                                                               March 31,          March 31,      December 31,
(in thousands of dollars)                                                    2001               2000            2000
                                                                           --------           --------        --------
Loans outstanding at end of period ..................................      $242,369           $170,104        $233,639
Average loans outstanding during the period .........................      $238,229           $160,207        $201,978
Allowance for loan losses, beginning of period ......................      $  4,561           $  2,281        $  2,281
Loans charged off:
   Commercial .......................................................           648                 77           1,983
   Real Estate ......................................................         1,020                 --              --
   Consumer .........................................................             5                 --              36
   Credit Cards .....................................................             7                 10              51
                                                                           --------           --------        --------
      Total loans charged-off .......................................         1,680                 87           2,070
                                                                           --------           --------        --------

Recoveries:
   Commercial .......................................................            --                 14           1,183
   Real Estate ......................................................            13                 --              --
   Consumer .........................................................             1                 --               9
   Credit Cards .....................................................             1                  7              15
                                                                           --------           --------        --------
      Total recoveries ..............................................            15                 21           1,207
                                                                           --------           --------        --------
Provision for loan losses ...........................................           252                370           1,155
Adjustment incident to acquisition ..................................            --                 --           1,988
                                                                           --------           --------        --------
Allowance for loan losses, end of period ............................      $  3,148           $  2,585        $  4,561
                                                                           ========           ========        ========

Ratio of net loans charged-off to average loans outstanding .........           .70%               .04%            .43%
Ratio of allowance for loan losses to loans at end of period ........          1.30%              1.52%           1.95%

Loans

      Total loans outstanding were $242.4 million and $233.6 million at March 31, 2001 and December 31, 2000, respectively. Loan commitments were $49.2 million at March 31, 2001 and $54.4 million at December 31, 2000. In addition, the Company had $50.0 million of loans held for sale at March 31, 2001 compared to $10.0 million at December 31, 2000. During the first quarter of 2001, the Company funded $101.9 million of loans to be sold into the secondary market, and delivered $62.5 million to the market. This compares to $20.5 million funded and $17.5 million delivered during the first quarter of 2000.

      The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                                March 31, 2001               December 31, 2000
(in thousands of dollars)                              Amount       Percentage      Amount         Percentage
                                                     -------------------------    ---------------------------
Commercial ...............................           $  45,825         18.84%     $  46,738            19.94%
Real estate construction .................              26,727         10.99         10,744             4.58
Real estate commercial ...................             126,848         52.15        130,272            55.58
Real estate mortgage .....................              36,536         15.02         34,402            14.68
Consumer and other .......................               7,292          3.00         12,247             5.22
                                                     ---------        ------      ---------           ------
                                                       243,228        100.00%       234,403           100.00%
                                                                      ======                          ======
Deferred loan fees .......................                (859)                        (764)
                                                     ---------                    ---------
      Total loans ........................             242,369                      233,639
Allowance for loan losses ................               3,148                       (4,561)
                                                     ---------                    ---------
      Total loans, net ...................           $ 239,221                    $ 229,078
                                                     =========                    =========

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

      Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance decreased to $2.7 million at March 31, 2001 compared to $3.1 million at December 31, 2000.

      At March 31, 2001, approximately $476,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for inherent losses related to specific loans, compared to $1.3 million at December 31, 2000. Specific reserves declined as those loans requiring specific reserves have been reduced by either principal payments, reclassification assessments, or have been charged off.

      Management's evaluation of the factors above resulted in allowances for loan losses of $3.1 million and $4.6 million at March 31, 2001 and December 31, 2000, respectively. The allowance as a percentage of total loans was 1.30% at March 31, 2001 and 1.95% at December 31, 2000.

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

      The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited)                                                            March 31,    December 31,
(in thousands of dollars)                                                2001           2000
                                                                       ---------    ------------
Loans on non-accrual status                                              6,644          5,110
Loans past due greater than 90 days but not on non-accrual status          732          1,170
Other real estate owned                                                  1,194          1,247
Other Assets                                                               312            312
                                                                         -----          -----
   Total non-performing assets                                           8,882          7,839
                                                                         =====          =====
Percentage of non-performing assets to total assets                       2.59%          2.64%

      At March 31,2001 non-performing assets were $8.9 million or 2.59% of total assets compared to $7.8 million or 2.64% of total assets at December 31, 2000. BFC accounted for approximately $971,000 and $661,000 of non-accrual loans at March 31, 2001 and at December 31, 2000 respectively, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on non-accrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $4.5 million of the non-accrual loans reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral.

      Other real estate owned declined from $1,247,000 at December 31, 2000 to $1,194,000 at March 31, 2001 as properties classified as other real estate have been sold.

Liquidity

      Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of March 31, 2001, approximately $3.8 million of the securities portfolio matures within one year.

      The Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have terms ranging from 4 through 15 years and at

March 31, 2001 bear interest at rates from 6.02% to 8.80%. At March 31, 2001, $19.6 million in advances were outstanding from the FHLB. The Company has also increased certificates of deposit in order to help fund the growth experienced at Bay Mortgage during the last quarter of 2000 and the first quarter of 2001.

Capital

      The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At March 31, 2001, the Company's ratios were 9.29% and 10.46%, respectively. At December 31, 2000, the company's ratios were 9.74% and 10.99%, respectively. The ratio of shareholders' equity to average assets was 10.0% and 11.93% at March 31, 2001 and December 31, 2000, respectively.

                           Part II. Other Information

Item 5

Other Information

None

Item 6

(a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.

(b) None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Cowlitz Bancorporation
                                                 (Registrant)


Dated: May 14, 2001                              /s/
                                                 -------------------------------
                                                 Harve E. Menkens
                                                 President


Dated: May 14, 2001                              /s/
                                                 -------------------------------
                                                 Don P. Kiser
                                                 Vice-President/CFO/Secretary

                                  Exhibit Index

Exhibit No.

3.1*  Restated and Amended Articles of Incorporation of the Company

3.2*  Bylaws of the Company

      * Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355