Form 10-Q
period 2001-06-30
COWLITZ BANCORPORATION
filed 2001-08-14
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


           [X] Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                       For the quarter ended June 30, 2001

          [_] Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

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

Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on July 31, 2001:         3,692,150 shares

                                TABLE OF CONTENTS

                                                                           Page
Part I
Financial Statements

    Consolidated Statements of Condition -
    June 30, 2001 and December 31, 2000                                      3

    Consolidated Statements of Income -
    Three and six months ended June 30, 2001 and June 30, 2000               4

    Consolidated Statements of Changes in Shareholders' Equity
    Year ended December 31, 2000 and six months ended June 30, 2001          5

    Consolidated Statements of Cash Flows
    Six months ended June 30, 2001 and June 30, 2000                         6

    Notes to Consolidated Financial Statements                               7

    Management's Discussion and Analysis of Financial Condition
    And Results of Operations                                               13

Part II

Other

    Other information                                                       25

    Exhibits and Reports on Form 8-K                                        25

    Signatures                                                              26

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                (in thousand of dollars, except number of shares)

                                                                               June 30,        December 31,
                                                                               2000            2001
                                                                               (unaudited)
ASSETS
Cash and due from banks ....................................................   $  60,857       $  25,589
Investment securities:
   Investments available-for-sale (at fair value, cost of $12,270 and
     $7,441 at June 30, 2001 and December 31, 2000, respectively) ..........      12,252           7,499
   Investments held-to-maturity (at amortized cost, fair value of
     $1,642 and $4,569 at June 30, 2001 and December 31, 2000,
     respectively) .........................................................       1,608           4,572
                                                                               ---------       ---------
     Total investment securities ...........................................      13,860          12,071
                                                                               ---------       ---------

Federal Home Loan Bank stock ...............................................       3,410           3,302

Loans held for sale ........................................................      54,732          10,013

Loans ......................................................................     239,473         233,639
Allowance for loan losses ..................................................      (3,377)         (4,561)
                                                                               ---------       ---------
   Loans, net ..............................................................     236,096         229,078
                                                                               ---------       ---------
Premises and equipment, net of accumulated depreciation of $3,638 and $3,238 at June 30, 2001 and December 31, 2000,
   respectively ............................................................       5,390           5,625
Other real estate owned ....................................................       2,085           1,247
Intangible assets, net of accumulated amortization of $1,731 and
   $1,435 at June 30, 2001 and December 31, 2000, respectively .............       5,056           5,352
Other assets ...............................................................       4,873           4,621
                                                                               ---------       ---------
     Total assets ..........................................................   $ 386,359       $ 296,898
                                                                               =========       =========

LIABILITIES
Deposits:
   Demand ..................................................................   $  43,643       $  40,201
   Savings and interest-bearing demand .....................................     107,814          73,770
   Certificates of deposit .................................................     178,824         127,245
                                                                               ---------       ---------
     Total deposits ........................................................     330,281         241,216
Short-term borrowings ......................................................       2,325           1,275
Long-term borrowings .......................................................      19,256          21,348
Accrued interest payable and other liabilities .............................       3,390           2,650
                                                                               ---------       ---------
     Total liabilities .....................................................   $ 355,252       $ 266,489
                                                                               ---------       ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 and no shares authorized as of June 30, 2001 and December 31, 2000, respectively; no shares issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively .........................................   $      --       $      --
Common stock, no par value; 25,000,000 authorized as of
    June 30, 2001 and December 31, 2000, respectively; 3,692,001 and 3,689,327 shares issued and outstanding at June 30, 2001
    and December 31, 2000, respectively ....................................      16,799          16,785
Additional paid in capital .................................................       1,538           1,538
Retained earnings ..........................................................      12,788          12,048
Accumulated other comprehensive income(loss) ...............................         (18)             38
                                                                               ---------       ---------
     Total shareholders' equity ............................................      31,107          30,409
                                                                               ---------       ---------
     Total liabilities and shareholders' equity ............................   $ 386,359       $ 296,898
                                                                               =========       =========

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)


                                                                  Three months ended                Six months Ended
                                                                        June 30,                        June 30,
                                                                  2001            2000            2001            2000
                                                                --------        --------        --------        --------
                                                                                       (unaudited)
INTEREST INCOME
   Interest and fees on loans ...............................   $  8,361        $  5,429        $ 15,853        $ 10,269
   Interest on taxable investment securities ................        261             181             460             398
   Interest on non-taxable investment securities ............          2               2               4               4
   Interest from other banks ................................        299             115             505             201
                                                                --------        --------        --------        --------
     Total interest income ..................................      8,923           5,727          16,822          10,872
                                                                --------        --------        --------        --------

INTEREST EXPENSE
   Savings and interest-bearing demand ......................        771             465           1,376             914
   Certificates of deposit ..................................      2,484           1,181           4,702           2,018
   Short-term borrowings ....................................         30              25              63              62
   Long-term borrowings .....................................        337             463             701             811
                                                                --------        --------        --------        --------
     Total interest expense .................................      3,622           2,134           6,842           3,805
                                                                --------        --------        --------        --------
     Net interest income before provision for loan losses ...      5,301           3,593           9,980           7,067

PROVISION FOR LOAN LOSSES ...................................       (355)           (371)           (607)           (741)
                                                                --------        --------        --------        --------
   Net interest income after provision for loan losses ......      4,946           3,222           9,373           6,326
                                                                --------        --------        --------        --------

NON-INTEREST INCOME
   Service charges on deposit accounts ......................        183             173             373             344
   Gains on loans sold ......................................        937             201           1,576             303
   Underwriting and escrow fees .............................        442             142             813             231
   Fiduciary income .........................................         59              72             120             145
   Credit card income .......................................        135              94             278             190
   Other income .............................................         41              42              82             100
   Net gains on sales of available-for-sale securities ......         19              --              37               6
                                                                --------        --------        --------        --------
     Total non-interest income ..............................      1,816             724           3,279           1,319
                                                                --------        --------        --------        --------

NON-INTEREST EXPENSE
   Salaries and employee benefits ...........................      3,651           2,072           6,788           4,653
   Net occupancy and equipment expense ......................        607             474           1,222             935
   Business tax expense .....................................        156              96             284             187
   Amortization of intangibles ..............................        148             131             295             263
   Other operating expense ..................................      1,447             816           2,567           1,540
                                                                --------        --------        --------        --------
     Total non-interest expense .............................      6,009           3,589          11,156           7,578
                                                                --------        --------        --------        --------
     Income before income tax expense .......................        753             357           1,496              67

INCOME TAX EXPENSE ..........................................        337             119             623              39
                                                                --------        --------        --------        --------
     Net income .............................................   $    416        $    238        $    873        $     28
                                                                ========        ========        ========        ========

BASIC EARNINGS PER SHARE ....................................   $   0.11        $   0.06        $   0.24        $   0.01
DILUTED EARNINGS PER SHARE ..................................   $   0.11        $   0.06        $   0.23        $   0.01

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)

                                                                                              Accumulated                 Comprehen-
                                               Common Stock         Additional                  Other         Total       sive
                                               ------------          Paid-in      Retained  Comprehensive  Shareholders'  Income
                                           Shares        Amount      Capital      Earnings   Income(loss)     Equity      (loss)
                                           ------        ------      -------      --------   ------------     ------      ----------
BALANCE AT DECEMBER 31, 1999 ..........   4,022,052   $   18,530   $    1,538   $   11,460   $      (38)  $   31,490
Comprehensive Income:
  Net income ..........................          --           --           --          869           --          869      $    869
  Net change in unrealized gains on
     investments available-for-sale,
     net of deferred taxes of $38 .....          --           --           --           --           76           76            76
                                                                                                                          --------
  Comprehensive Income ................          --           --           --           --           --           --      $    945
  Issuance of common stock for cash ...       8,207           39           --           --           --           39      ========
  Purchase of treasury stock ..........    (340,932)      (1,784)          --           --           --       (1,784)
  Cash dividends paid ($.07 per share)           --           --           --         (281)          --         (281)
                                         ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2000 ..........   3,689,327       16,785        1,538       12,048           38       30,409
Comprehensive Income:
  Net income ..........................          --           --           --          873           --          873      $    873
  Net change in unrealized gains on
     investments available-for-sale,
     net of deferred taxes ............          --           --           --           --          (56)         (56)          (56)
                                                                                                                          --------
  Comprehensive Income/(Loss) .........          --           --           --           --           --           --      $    817
  Issuance of common stock for cash ...       2,674           14           --           --           --           14      ========
  Cash dividends paid ($.036 per share)          --           --           --         (133)          --         (133)
                                         ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT JUNE 30, 2001 ..............   3,692,001   $   16,799   $    1,538   $   12,788   $      (18)  $   31,107
                                         ==========   ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                      COWLTIZ BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    Six months ended
                                                                                         June 30,
                                                                                    2001           2000
                                                                                 ---------      ---------
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ........................................................    $     873      $      28
   Adjustments to reconcile net income (loss) to net cash provided by
     Operating activities:
     Depreciation and amortization ..........................................          710            610
     Provision for loan losses ..............................................          607            741
     Net losses (gains) on sales of investments available-for-sale ..........          (37)            (6)
     Net amortization of investment security premiums and accretion
       of discounts .........................................................           (5)            (1)
     Net losses (gains) on sales of foreclosed assets .......................           13            (17)
     (Gains) on loans sold ..................................................       (1,576)          (303)
     Origination of loans held for sale .....................................     (227,678)       (49,791)
     Proceeds of loans sales ................................................      184,535         44,746
     (Increase) in other assets .............................................       (1,416)          (955)
     Increase (decrease) in other liabilities ...............................          740            747
     Federal Home Loan Bank stock dividends .................................         (108)          (107)
                                                                                 ---------      ---------
         Net cash provided by (used in) operating activities ................      (43,342)        (4,308)
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity .......................................................        8,568            990
   Proceeds from sales and maturities of investment securities
     available-for-sale .....................................................        6,711          4,000
   Proceeds from sales of foreclosed assets .................................          345            388
   Purchases of investment securities:
     Held-to-maturity .......................................................       (5,599)          (990)
     Available-for-sale .....................................................      (11,514)            --
   Net (increase) decrease in loans .........................................       (7,625)       (44,925)
   Purchases of premises and equipment ......................................         (180)             2
                                                                                 ---------      ---------
       Net cash (used in) provided by investment activities .................       (9,294)       (40,535)
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest bearing
     demand deposits ........................................................       37,486         13,199
   Net increase (decrease) in certificates of deposit .......................       51,579         42,898
   Dividends paid ...........................................................         (133)          (144)
   Net increase (decrease) in short-term borrowings .........................        1,050         (2,950)
   Proceeds of long-term borrowings .........................................           --         11,000
   Repayment of long-term borrowings ........................................       (2,092)       (12,341)
   Repurchase of common stock ...............................................           --         (1,102)
   Issuance of common stock for cash, net of amount paid for
       fractional shares ....................................................           14             35
                                                                                 ---------      ---------
       Net cash provided by financing activities ............................       87,904         50,595
                                                                                 ---------      ---------
       Net increase (decrease) in cash and due from banks ...................       35,268          5,752

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR ................................       25,589         19,054
                                                                                 ---------      ---------
CASH AND DUE FROM BANKS AT END OF PERIOD ....................................    $  60,857      $  24,806
                                                                                 =========      =========

The accompanying notes are an integral part of these statements.

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)

1. Nature of Operations

     Cowlitz Bancorporation (the Company) is a holding company located in southwest Washington. The Company's principal subsidiary, Cowlitz Bank (the
Bank), a Washington state-chartered commercial bank, is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. The Company acquired Business Finance Corporation (BFC) of Bellevue, Washington during the third quarter of 1998. BFC provides asset based financing to companies throughout the Western United States. During 1999 and 2000, the Company acquired or opened several mortgage and escrow branches. Bay Mortgage and Bay Escrow of Bellevue, Washington, Bay Mortgage and Bay Escrow of Seattle, Washington, Bay Mortgage of Silverdale, Washington, and Bay Mortgage of Vancouver, Washington (collectively "Bay Mortgage") have joined together as a division of Cowlitz Bank. Bay Mortgage serves customers throughout the greater Bellevue/Seattle market area, and through the Vancouver office, the greater Portland, Oregon market. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank. In mid-2000, the Company acquired Northern Bank of Commerce (NBOC) of Portland, Oregon, which operates as a branch of the Bank doing business as Northern Bank of Commerce. NBOC operates its main office in downtown Portland, and has twelve limited service branches located within retirement centers in the Portland metropolitan area.

2. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001.

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

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (amounts in thousands, except number of shares and per share amounts)


5. Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                    Weighted      Per Share
                                     Net Income    Avg. Shares     Amount

                                        For the three months ended June 30, 2001

        Basic earnings per share        $  416      3,691,865      $  .11
        Stock Options                                  32,958
        Diluted earnings per share      $  416      3,724,823      $  .11

                                        For the three months ended June 30, 2000

        Basic earnings per share        $  238      3,904,766      $  .06
        Stock Options                                      --
        Diluted earnings per share      $  238      3,904,766      $  .06

                                        For the six months ended June 30, 2001

        Basic earnings per share        $  873      3,691,115      $  .24
        Stock Options                                  33,010
        Diluted earnings per share      $  873      3,724,125      $  .23

                                        For the six months ended June 30, 2000

        Basic earnings per share        $   28      3,956,808      $  .01
        Stock Options                                      --
        Diluted earnings per share      $   28      3,956,808      $  .01

     Options to purchase 539,466 shares of common stock at an average price of $8.55 were outstanding at June 30, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2007-2009.

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

SFAS No. 141 and SFAS No. 142

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $325,000 ($.09 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

     The components of comprehensive income/(loss) for the periods ended June 30, 2001 and 2000 are as follows:

                                                 Three months ended         Six Months Ended
                                                       June 30                   June 30
                                                   2001       2000           2001       2000
                                                   ----       ----           ----       ----
     Unrealized gain (loss) arising during
       the period, net of tax ...................  $(47)      $  4           $(13)      $  8
     Reclassification adjustment for net
       realized gains (losses) on
       securities available-for-sale
       included in net income during the
       year, net of tax .........................    25         --             43          4
                                                   ----       ----           ----       ----
     Comprehensive income(loss) .................  $(72)      $  4           $(56)      $  4
                                                   ====       ====           ====       ====

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

     The community banking, asset based financing activity, and mortgage-banking activities are monitored and reported by Company management as separate operating segments. The seven separate banking offices and twelve retirement center branches have been aggregated into a single reportable segment, Community Banking and Bay Mortgage is included as a segment. The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as Other in the following table below.

     The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2000 annual report, except that some operating expenses are not allocated to segments.

Summarized financial information for the periods ended June 30, 2001 and 2000 concerning the Company's reportable segments is shown in the following tables.

                                              Three months ended June 30, 2001

                                                         Mortgage        Holding
                                          Banking        Banking         Company          Other        Intersegment    Consolidated
                                          -------        -------         -------         -------         -------         -------
Interest income ......................    $ 6,496        $ 3,013         $    20         $   306         $  (912)        $ 8,923
Interest expense .....................      3,611            800              60              63            (912)          3,622
                                          -------        -------         -------         -------         -------         -------
   Net interest income ...............      2,885          2,213             (40)            243              --           5,301
Provision for loan loss ..............        211            106              --              38              --             355
Non-interest income ..................        470          1,417              --              --             (71)          1,816
Non-interest expense .................      2,642          2,914             319             205             (71)          6,009
                                          -------        -------         -------         -------         -------         -------
Income/(loss) before
   tax ...............................        502            610            (359)             --              --             753
Provision/(benefit) for
    income taxes .....................        179            207             (58)              9              --             337
                                          -------        -------         -------         -------         -------         -------
Net income/(loss) ....................    $   323        $   403         $  (301)        $    (9)        $    --         $   416
                                          =======        =======         =======         =======         =======         =======

                                              Three months ended June 30, 2000

                                                         Mortgage        Holding
                                          Banking        Banking         Company          Other        Intersegment    Consolidated
                                          -------        -------         -------         -------         -------         -------
Interest income ......................    $ 4,554        $   830         $   124         $   405         $  (186)        $ 5,727
Interest expense .....................      2,194             --              --             126            (186)          2,134
                                          -------        -------         -------         -------         -------         -------
   Net interest income ...............      2,360            830             124             279              --           3,593
Provision for loan loss ..............        341             --              (8)             38              --             371
Non-interest income ..................        539            198              --              --             (13)            724
Non-interest expense .................      2,117          1,122             202             161             (13)          3,589
                                          -------        -------         -------         -------         -------         -------
Income/(loss) before
   tax ...............................        441            (94)            (70)             80              --             357
Provision/(benefit) for
    income taxes .....................        150            (32)            (22)             23              --             119
                                          -------        -------         -------         -------         -------         -------
Net income/(loss) ....................    $   291        $   (62)        $   (48)        $    57         $    --         $   238
                                          =======        =======         =======         =======         =======         =======

                                                Six months ended June 30, 2001

                                                         Mortgage        Holding
                                          Banking        Banking         Company          Other        Intersegment    Consolidated
                                          -------        -------         -------         -------         -------         -------
Interest income ......................    $12,473        $ 5,078         $    64         $   643         $(1,436)        $16,822
Interest expense .....................      6,783          1,237             123             135          (1,436)          6,842
                                          -------        -------         -------         -------         -------         -------
   Net interest income ...............      5,690          3,841             (59)            508              --           9,980
Provision for loan loss ..............        421            106              --              80              --             607
Non-interest income ..................        996          2,427              --              --            (144)          3,279
Non-interest expense .................      5,217          5,199             488             396            (144)         11,156
                                          -------        -------         -------         -------         -------         -------
Income/(loss) before
   tax ...............................      1,048            963            (547)             32              --           1,496
Provision/(benefit) for
    income taxes .....................        373            327            (105)             28              --             623
                                          -------        -------         -------         -------         -------         -------
Net income/(loss) ....................    $   675        $   636         $  (442)        $     4         $    --         $   873
                                          =======        =======         =======         =======         =======         =======

                                                Six months ended June 30, 2000

                                                         Mortgage        Holding
                                          Banking        Banking         Company          Other        Intersegment    Consolidated
                                          -------        -------         -------         -------         -------         -------
Interest income ......................    $ 8,757        $ 1,422         $   258         $   787         $  (352)        $10,872
Interest expense .....................      3,933             --              --             224            (352)          3,805
                                          -------        -------         -------         -------         -------         -------
   Net interest income ...............      4,824          1,422             258             563              --           7,067
Provision for loan loss ..............        689             --              (8)             60              --             741
Non-interest income ..................        995            389              --              --             (65)          1,319
Non-interest expense .................      4,656          2,209             403             375             (65)          7,578
                                          -------        -------         -------         -------         -------         -------
Income/(loss) before
   tax ...............................        474           (398)           (137)            128              --              67
Provision/(benefit) for
    income taxes .....................        161           (135)            (42)             55              --              39
                                          -------        -------         -------         -------         -------         -------
Net income/(loss) ....................    $   313        $  (263)        $   (95)        $    73         $    --         $    28
                                          =======        =======         =======         =======         =======         =======


9. Subsequent Events: None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS


The following Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a discussion of certain significant business trends and uncertainties, as well as certain forward-looking statements, and is intended to be read in conjunction with, and is qualified in its entirety by, reference to the consolidated financial statements of the Company and accompanying notes included elsewhere herein.

Results of Operations

     Three months ended June 30, 2001 and 2000

     During the second quarter of 2001 the Company had net income of $416,000, or $0.11 per diluted share, compared to net income of $238,000, or $.06 per diluted share, in the second quarter of 2000. Increased activity in residential mortgage lending is the primary reason for the increase in net income from last year to this year. Bay Mortgage had a net loss of $62,000 for the quarter ended June 30, 2000 and net income of $403,000 for the same period of 2001. For the second quarter of 2001, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $7.1 million, an increase of 67.1% above the revenues of $4.3 million during the same period in 2000. Non interest expenses have increased by 70.2% under the same comparison, from $3.5 to $6.0 million, primarily due to the acquisition of NBOC and the increase in commissions at Bay Mortgage.

     Six months ended June 30, 2001 and 2000

     For the six months ended June 30, 2001, the Company had net income of $873,000 or $0.23 per diluted share, compared to net income for the same period of 2000 of $28,000 or $0.01 per diluted share. Contributing to the $845,000 increase in net income were Bay Mortgage, which had net income of $636,000 for the six months ended June 30, 2001 compared to a loss of $263,000 for the same period of 2000, and the one time severance charge of $540,000 which reduced net income for 2000. For the first six months of 2001, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $13.3 million, an increase of 60.3% above the revenues of $8.3 million during the same period in 2000. Non interest expenses have increased by 49.4% under the same comparison, from $7.5 to $11.2 million, primarily due to the acquisition of NBOC and the increase in commissions at Bay Mortgage.

     At June 30, 2001, total assets were $386.4 million and total liabilities were $355.3 million. Assets increased 30.1% from $296.9 million at December 31, 2000 and liabilities increased 33.3% from $266.5 million at December 31, 2000.

     The asset growth is explained by a significant increase in the volume of mortgage loans booked by Bay Mortgage in the first six months of 2001 and the continued growth of Bay Bank in early 2001. Loans held for sale, which account for 50.0% of the asset growth, increased $44.7 million during the first six months of 2001 and assets at Bay Bank are $15.1 million higher than at December 31, 2000. With the reductions in interest rates by the Federal Reserve during 2001, Bay Mortgage has experienced increased volumes of mortgage, re-financing, construction, and bridge loans as consumers take advantage of the relatively low current interest rates. The increased mortgage activity has resulted in additional non-interest income in the form of underwriting fees, escrow fees, and premiums on mortgage loans sold. The number of staff (both commissioned loan officers, and salaried processors) at Bay Mortgage has increased to 86 employees at June 30, 2001 compared to 64 at December 31, 2000 in order to close and process the increased number of loans that are being generated in the current market environment. Cash and due from banks has also increased significantly since December 31, 2000 from $25.6 million to $60.9 million at June 30, 2001. The cash is available to fund potential additional increases in mortgage loans held for sale, as discussed below, and to provide for the Company's liquidity needs.

     The increase in liabilities from the year ended December 31, 2000 comes from the need to fund the mortgage loans held for sale generated at Bay Mortgage, and to provide increased liquidity for the Company. The Company has raised an additional $89.1 million in deposit liabilities in the first six months of 2001 for these purposes. The deposits are necessary to fund the loans for the short time they are on Bay Mortgage's books before they are sold to the secondary market. The holding period on these loans held for sale is typically 15 to 45 days.

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

     Three months ended June 30, 2001 and 2000

     Net interest income for the quarter ended June 30, 2001 was $5.3 million, which was an increase of 47.5% from $3.6 million for the same period of 2000. The overall tax-equivalent earning asset yield was 10.79% for the quarter ended June 30, 2001 compared to 11.08% for the quarter ended June 30, 2000. Earning assets averaged $330.8 million for the three months ended June 30, 2001 compared to $206.8 million for the same period of 2000. The increase in interest income was a result of the acquisition of interest earning assets from the purchase of NBOC in the third quarter of 2000, and asset growth at Bay Bank. Also, Bay Mortgage's loans held for sale generate interest income for the 15-45 day holding period from the time the loans are funded, until they are delivered to the secondary market. Loans held for sale averaged approximately $47.5 million and $6.7 million for the second quarters of 2001 and 2000, respectively.

     The average cost of interest bearing liabilities decreased to 5.15% for the quarter ended June 30, 2001 from 5.24% for the same period of 2000. Average interest bearing liabilities increased $118.3 million from $163.1 million for the three months ended June 30, 2000 to $281.4 million for the three months ended June 30, 2001. Deposit growth is primarily due to the acquisition of NBOC, rapid growth at Bay Bank, and increased CD's to increase liquidity and to fund the short-term loans held for sale generated by Bay Mortgage. These loans are booked with a commitment to be sold into the secondary market, but there is typically a 15-45 day holding period before the sale is finalized.

     Decreases in national interest rates during 2001 have been the major contributors toward the decline in both the average yields earned on interest earning assets, and the average cost of interest bearing liabilities from the second quarter 2000 to the second quarter of 2001. These rate decreases have also contributed to the smaller interest rate spread of 5.64% for the three months ended June 30, 2001 when compared to 5.84% for the same period of 2000. Prime based loans re-price immediately when the prime rate is adjusted, but fixed rate liabilities, particularly CD's, do not immediately adjust to prime, so do not re-price until the CD matures and is replaced at the lower rates. The Company's current mix of loans includes approximately 60% fixed rate loans, and 40% that re-price to prime. The falling rate environment experienced in the first six months of 2001 causes yields on assets to decline more rapidly than the liability costs, narrowing the interest spread. A factor offsetting the decline in interest rates is the increased volume of residential mortgage loans. Although these loans typically carry a lower interest rate than the majority of the loan portfolio, the initial loan fees associated with closing these loans are treated as interest income and are recognized when the loans are sold. Loan fees on mortgage loans held for sale totaled $1.9 million for the three months ended June 30, 2001.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                               Three Months Ended
(unaudited)                                          June 30,                 Increase
(in thousands of dollars)                       2001            2000          (Decrease)         Change
                                             ---------       ---------        ---------        ---------
Interest income (1) .....................    $   8,924       $   5,728        $   3,196           55.8%
Interest expense ........................        3,622           2,134            1,488           69.7%
                                             ---------       ---------        ---------
Net interest income .....................    $   5,302       $   3,594        $   1,708           47.5%
                                             =========       =========        =========

Average interest earning assets .........    $ 330,839       $ 206,811          124,028           60.0%
Average interest bearing liabilities ....    $ 281,357       $ 163,054          118,303           72.6%

Average yields earned (2) ...............        10.79%          11.08%            (.29)
Average rates paid (2) ..................         5.15%           5.24%            (.09)
Net interest spread (2) .................         5.64%           5.84%            (.20)
Net interest margin (2) .................         6.41%           6.95%            (.54)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) Ratios for the three months ended June 30, 2001 and 2000 have been annualized.

Six months ended June 30, 2001 and 2000

     Net interest income for the six months ended June 30, 2001 was $10.0 million, which was an increase of 41.2% from $7.1 million for the same period of 2000. The overall tax-equivalent earning asset yield was 10.92% for the first six months of 2001 compared to 11.14% for the same period of 2000. Earning assets averaged $308.0 million for the six months ended June 30, 2001 compared to and average of $195.1 million for the six months ended June 30, 2000. The increase in interest income was a result of the acquisition of interest earning assets from the purchase of NBOC in the third quarter of 2000, and asset growth at Bay Bank. Also, Bay Mortgage's loans held for sale generate interest income for the 15-45 day holding period from the time the loans are funded, until they are delivered to the secondary market. Loans held for sale averaged approximately $39.6 million and $5.2 million for the six months ended June 30, 2001 and 2000, respectively.

     The average cost of interest bearing liabilities was 5.30% for the first six months of 2001 compared to 5.01% for the same period of 2000. Average interest bearing liabilities increased $106.3 million from an average of $151.9 million for the six months ended June 30, 2000 to an average of $258.3 million for the six months ended June 30, 2001. Deposit growth is primarily due to the acquisition of NBOC, rapid growth at Bay Bank, and increased CD's to increase liquidity and to fund the short-term loans held for sale generated by Bay Mortgage. These loans are booked with a commitment to be sold into the secondary market, but there is typically a 15-45 day holding period before the sale is finalized.

     Decreases in national interest rates during 2001 have been the major contributors toward the decline in both the average yields earned on interest earning assets, and the average cost of interest bearing liabilities from the second quarter 2000 to the second quarter of 2001. These rate decreases have also contributed to the smaller interest rate spread of 5.63% for the six months ended June 30, 2001 when compared to 6.13% for the same period of 2000. Prime based loans re-price immediately when the prime rate is adjusted, but fixed rate liabilities, particularly CD's, do not immediately adjust to prime, so do not re-price until the CD matures and is replaced at the lower rates. The Company's current mix of loans includes approximately 60% fixed rate loans, and 40% that re-price to prime. The falling rate environment experienced in the first six months of 2001 causes yields on assets to decline more rapidly than the liability costs, narrowing the interest spread. A factor offsetting the decline in the prime interest rate is the increased volume of residential mortgage loans. Although these loans typically carry a lower interest rate than the majority of the loan portfolio, the initial loan fees associated with closing these loans are treated as interest income and are recognized when the loans are sold. Loan fees on mortgage loans held for sale totaled $3.2 million for the six months ended June 30, 2001.

Analysis of Net Interest Income

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                                 Six Months Ended
(unaudited)                                           June 30,                Increase
(in thousands of dollars)                        2001            2000         (Decrease)       Change
                                              ---------       ---------       ---------      ---------
Interest income (1) ......................    $  16,823       $  10,873       $   5,950         54.7%
Interest expense .........................        6,842           3,805           3,037         79.8%
                                              ---------       ---------       ---------
Net interest income ......................    $   9,981       $   7,068       $   2,913         41.2%
                                              =========       =========       =========

Average interest earning assets ..........    $ 307,986       $ 195,128         112,858         57.8%
Average interest bearing liabilities .....    $ 258,259       $ 151,911         106,348         70.0%

Average yields earned (2) ................        10.92%          11.14%           (.22)
Average rates paid (2) ...................         5.30%           5.01%            .29
Net interest spread (2) ..................         5.63%           6.13%           (.50)
Net interest margin (2) ..................         6.48%           7.24%           (.76)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) Ratios for the six months ended June 30, 2001 and 2000 have been annualized.

Market Risk

     Interest rate risk and credit risk are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Since December 31, 2000, the national prime rate has decreased 2.75%, which caused the immediate re-pricing of approximately 40% of the Company's loans, reducing interest income. Conversely, the decrease in national interest rates has caused the residential real estate lending, specifically loans held for sale, to increase significantly from $10.0 million at December 31, 2001 to $54.7 million at June 30, 2001. The increase in loan fees and interest earned on these loans has more than offset the interest income lost on prime based loans. In order to help fund the growth of the residential real estate lending, and to strengthen its liquidity position, the Company has increased deposit liabilities, particularly money market accounts and broker and out of market certificates of deposits. While these types of deposits may be more sensitive to fluctuations in interest rates, they are a primary source of funding the increases in loans held for sale. In the future, when the current interest rate trends reverse, the Company expects loans held for sale volumes to decrease, reducing the need to carry the excess out of market and broker deposits.

Non-Interest Income

     Three months ended June 30, 2001 and 2000

     Non-interest income consists of the following components:

                                                          Three months ended
                                                               June 30,
                                                           ---------------
                                                            2001     2000
                                                           ------   ------
          Service charge on deposit accounts ...........   $  183   $  173
          Gains on loans sold ..........................      937      201
          Fiduciary income .............................       59       72
          Escrow fees ..................................      206       88
          Credit Card income ...........................      135       94
          Loan underwriting fees .......................      236       53
          ATM income ...................................       22       18
          Safe deposit box fees ........................        3        3
          Gains on sale of available-for-sale securities       19       --
          Other miscellaneous fees and income ..........       16       22
                                                           ------   ------

          Total non-interest income ....................   $1,816   $  724
                                                           ======   ======

     Non-interest income increased to $1.8 million for the quarter ended June 30, 2001 from $666,000 in the corresponding period of 2000. This increase is due to non-interest income generated by mortgage lending activities including gains on loans sold, escrow fees and loan underwriting fees. These fees were generated by Bay Mortgage as volumes of mortgage, construction, re-finance and bridge loans have increased to coincide with the reductions in interest rates during the first half of 2001

     Six months ended June 30, 2001 and 2000

     Non-interest income consists of the following components:

                                                           Six months ended
                                                               June 30,
                                                           ---------------
                                                            2001     2000
                                                           ------   ------
          Service charge on deposit accounts ...........   $  373   $  344
          Gains on loans sold ..........................    1,576      303
          Fiduciary income .............................      120      145
          Escrow fees ..................................      390      145
          Credit Card income ...........................      278      190
          Loan underwriting fees .......................      423       86
          ATM income ...................................       36       34
          Safe deposit box fees ........................       31       31
          Gains on sale of available-for-sale securities       37        6
          Other miscellaneous fees and income ..........       15       35
                                                           ------   ------

          Total non-interest income ....................   $3,279   $1,319
                                                           ======   ======

     Non-interest income increased to $3.3 million for the six months ended June 30, 2001 from $1.2 million in the corresponding period of 2000. This increase is due to non-interest income generated by mortgage lending activities including gains on loans sold, escrow fees and loan underwriting fees. These fees were generated by Bay Mortgage as volumes of mortgage, construction, re-finance and bridge loans have increased to coincide with the first quarter 2001 reductions in interest rates.

Non-Interest Expense

     Three months ended June 30, 2001 and 2000

     Non-interest expense consists of the following components:

                                                     Three months ended
                                                           June 30,
                                                     ------------------
                                                       2001      2000
                                                      ------    ------
          Salaries and employee benefits .........    $2,158    $1,583
          Mortgage division commission expense ...     1,493       489
          Net occupancy and equipment ............       607       472
          Amortization of intangible assets ......       148       132
          Business taxes .........................       156        96
          Data processing and communications .....       165        77
          Stationary and supplies ................        72        52
          Credit card expense ....................       106        79
          Parking, travel and education ..........        78        42
          Loan expense ...........................       164        59
          Advertising ............................        68        50
          Professional fees ......................       134       146
          Postage and freight ....................       125        57
          FDIC insurance .........................        69         7
          Other miscellaneous expenses ...........       466       248
                                                      ------    ------

          Total non-interest expense .............    $6,009    $3,589
                                                      ======    ======

     Non-interest expenses increased 70.2% to $6.0 million for the quarter ended June 30, 2001 compared to $3.5 million for the quarter ended June 30, 2000, primarily due to the acquisition of NBOC and the increase in number of commissioned staff at Bay Mortgage. Also contributing was an increase in FDIC insurance, and expenses attributed to increased mortgage loan volumes

     Salary expenses have increased from $1.6 million to $2.2 million from the second quarter 2000 to the second quarter of 2001. This increase is a result of the addition of employees from the acquisition of NBOC, as well as ordinary salary increases for existing employees generally ranging from three to six percent a year. NBOC salary expense for the second quarter of 2001 was $288,000. At June 30, 2001, the Company had 211 full-time equivalent employees compared to 155 at June 30, 2000. Commission expense at Bay Mortgage has increased because of the increased volume of mortgage lending.

     Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the quarter ended June 30, 2001 was $607,000 or 28.6% higher than $472,000 for the same period of 2000. The increase in occupancy expense in the second quarter 2001 was due primarily to the acquisition of NBOC, which added a lease expense of approximately $65,000 per quarter as well as related occupancy costs.

     Beginning in January 2002, with the adoption of SFAS No. 141 and No. 142, non interest expenses will be reduced by the amortization expense on unidentifiable intangible assets. See note 6 for additional discussion of SFAS No. 141 and No. 142.

     The FDIC insurance has increased because in the second quarter 2000, the Bank was not required to pay the assessment charge, but during the second quarter of 2001, was required to pay $.10 per $100.00 of domestic deposits. Loan expenses have increased in part due to the increased loan activity at Bay Mortgage, and also due to expenses related to other real estate owned, and repossession of assets on defaulted loans.

     Included in other miscellaneous expenses in the second quarter of 2001, is a write down of $137,000 relating to the cash surrender value of a key man life insurance policy held on the Company's Chairman and CEO, Benjamin Namatinia. The cash surrender value is based on the estimated fair market value of an underlying securities fund. During the first six months of 2001, the underlying securities fund lost value as a result of the overall reductions in values within the general stock market. Because the cash surrender value of the policy decreased during this time, the Company wrote down the asset. The underlying investments supporting the cash surrender value of the key man life insurance policy have since been transferred to a guaranteed fixed income portfolio in order to retain, and potentially grow, the cash surrender value of the policy in the future.

     Six months ended June 30, 2001 and 2000

     Non-interest expense consists of the following components:

                                                       Six months ended
                                                           June 30,
                                                     -------------------
                                                       2001       2000
                                                     -------     -------
          Salaries and employee benefits .........   $ 4,197     $ 3,825
          Mortgage division commission expense ...     2,591         828
          Net occupancy and equipment ............     1,222         935
          Amortization of intangible assets ......       295         263
          Business taxes .........................       284         187
          Data processing and communications .....       291         151
          Stationary and supplies ................       132         103
          Credit card expense ....................       213         155
          Parking, travel and education ..........       160          98
          Loan expense ...........................       253          75
          Advertising ............................       118          98
          Professional fees ......................       280         270
          Postage and freight ....................       234         112
          FDIC insurance .........................       141          14
          Other miscellaneous expenses ...........       745         464
                                                     -------     -------

          Total non-interest expense .............   $11,156     $ 7,578
                                                     =======     =======

     Non-interest expenses increased 49.4% to $11.2 million for the six months ended June 30, 2001 compared to $7.5 million for the six months ended June 30, 2000, primarily due to the acquisition of NBOC and the increase in number of commissioned staff at Bay Mortgage. Also contributing was an increase in FDIC insurance and expenses attributed to increased mortgage loan volumes.

     Salary expenses have increased from $3.8 million to $4.2 million from the first six months of 2000 to the first six months of 2001. This increase is a result of the addition of employees from the acquisition of NBOC as well as ordinary salary increases for existing employees generally ranging from three to six percent a year. The salary expense at NBOC for the first six months of 2001 is $547,000. At June 30, 2001, the Company had 211 full-time equivalent employees compared to 155 at June 30, 2000. Commission expense at Bay Mortgage has increased because of the increased volume of mortgage lending.

     Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the six months ended June 30, 2001 was $1.2 million or 30.7% higher than $935,000 for the same period of 2000. The increase in occupancy expense in 2001 was due primarily to the acquisition of NBOC, which added a lease expense of approximately $65,000 per quarter as well as related occupancy costs.

     Beginning in January 2002, with the adoption of SFAS No. 141 and No. 142, non interest expenses will be reduced by the amortization expense on unidentifiable intangible assets. See note 6 for additional discussion of SFAS No. 141 and No. 142.

     The FDIC insurance has increased because in the first six months of 2000, the Bank was not required to pay the assessment charge, but during the same period of 2001, was required to pay $.10 per $100.00 of domestic deposits. Loan expenses have increased in part due to the increased loan activity at Bay Mortgage, and also due to expenses related to other real estate owned, and repossession of assets on defaulted loans.

     Included in other miscellaneous expenses in the first six months of 2001, is a write down of $162,000 relating to the cash surrender value of a key man life insurance policy held on the Company's Chairman and CEO,

Benjamin Namatinia. The cash surrender value is based on the estimated fair market value of an underlying securities fund. During the first six months of 2001, the underlying securities fund lost value as a result of the overall reductions in values within the general stock market. Because the cash surrender value of the policy decreased during this time, the Company wrote down the asset. The underlying investments supporting the cash surrender value of the key man life insurance policy have since been transferred to a guaranteed fixed income portfolio in order to retain, and potentially grow, the cash surrender value of the policy in the future.

Income Taxes

     Three months ended June 30, 2001 and 2000

     The provision for income taxes was $337,000 and $119,000 for the quarters ended June 30, 2001 and 2000, respectively. These provisions resulted in an effective tax rate of 44.8% for the three months ended June 30, 2001 and 33.3% for the three months ended June 30 2000. The effective tax rate for the second quarter of 2001 is higher due to the non-tax deductible expense associated with the write down of the key man insurance policy. See the discussion of non-interest expenses for further details.

     Six months ended June 30, 2001 and 2000

     The provision for income taxes was $623,000 and $39,000 for the six months ended June 30, 2001 and 2000, respectively. These provisions resulted in an effective tax rate of 41.6% and 58.2% for the same periods of 2000 and 2001, respectively.

Provision for Loan Losses

     The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually realized for these loans can vary significantly from the estimated amounts. See Allowance for Loan Losses disclosure for a more detailed discussion.

     Three months ended June 30, 2001 and 2000

     The Company's provision for loan losses was $355,000 and $371,000 for the quarters ended June 30, 2001 and 2000, respectively. Net charge-offs were $126,000 for the three months ended June 30, 2001 compared to net charge-offs of $91,000 for the three months ended June 30, 2000 and $863,000 for the year ended December 31, 2000. Total charge-offs were $175,000 and $197,000 for the second quarter ended June 30, 2001 and 2000 respectively and $2.1 million for the year ended December 31, 2000. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired. For additional discussion, please see Allowance for Loan Losses.

     Six months ended June 30, 2001 and 2000

     The Company's provision for loan losses was $607,000 and $741,000 for the quarters ended June 30, 2001 and 2000, respectively. Net charge-offs were $1.8 million for the six months ended June 30, 2001 compared to net charge-offs of $157,000 for the six months ended June 30, 2000 and $863,000 for the year ended December 31, 2000. Total charge-offs were $1.9 million and $284,000 for the second quarter ended June 30, 2001 and 2000 respectively and $2.1 million for the year ended December 31, 2000. Many of the Company's non-performing loans are real estate backed or have some other type of collateral with sufficient value so that management expects little or no loss associated with those loans. However, some non-performing loans did not have sufficient collateral backing, and management decided to write off these loans in the first quarter of 2001. The loan loss reserves to total loans were 1.95% at December 31, 2000 and 1.41% at June 30, 2001. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired.

     The following table shows the Company's loan loss performance for the periods indicated:

                                                                       Six months        Six months
(unaudited)                                                              Ended             Ended           Year ended
                                                                        June 30,          June 30,         December 31,
(in thousands of dollars)                                                 2001              2000              2000
                                                                        --------          --------          --------
Loans outstanding at end of period ............................         $239,473          $194,154          $233,639
Average loans outstanding during the period ...................         $240,388          $171,631          $201,978
Allowance for loan losses, beginning of period ................         $  4,561          $  2,281          $  2,281
Loans charged off:
   Commercial .................................................              674               242             1,983
   Real Estate ................................................            1,130                --                --
   Consumer ...................................................               12                19                36
   Credit Cards ...............................................               39                23                51
                                                                        --------          --------          --------
     Total loans charged-off ..................................            1,855               284             2,070
                                                                        --------          --------          --------

Recoveries:
   Commercial .................................................               19               119             1,183
   Real Estate ................................................               30                --                --
   Consumer ...................................................               14                 8                 9
   Credit Cards ...............................................                1                --                15
                                                                        --------          --------          --------
     Total recoveries .........................................               64               127             1,207
                                                                        --------          --------          --------
Provision for loan losses .....................................              607               741             1,155
Adjustment incident to acquisition ............................               --                --             1,988
                                                                        --------          --------          --------
Allowance for loan losses, end of period ......................         $  3,377          $  2,865          $  4,561
                                                                        ========          ========          ========

Net loans charged off during the period .......................         $  1,791          $    157          $    863
Ratio of net loans charged-off to average loans outstanding ...              .75%              .09%              .43%
Ratio of allowance for loan losses to loans at end of period...             1.41%             1.48%             1.95%

Loans

     Total loans outstanding were $239.5 million and $233.6 million at June 30, 2001 and December 31, 2000, respectively. Loan commitments were $53.9 million at June 30, 2001 and $54.4 million at December 31, 2000. In addition, the Company had $54.7 million of loans held for sale at June 30, 2001 compared to $10.0 million at December 31, 2000. During the first six months of 2001, the Company funded $227.7 million of loans to be sold into the secondary market, and delivered $184.5 million to the market. This compares to $49.8 million funded and $44.7 million delivered during the first six months of 2000.

     The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                June 30, 2001                       December 31, 2000
(in thousands of dollars)             Amount           Percentage           Amount          Percentage
                                   ------------------------------        -----------------------------
Commercial ......................  $    50,562              21.04%       $    46,738             19.94%
Real estate construction ........       28,579              11.89             10,744              4.58
Real estate commercial ..........      108,743              45.26            130,272             55.58
Real estate mortgage ............       42,527              17.70             34,402             14.68
Consumer and other ..............        9,863               4.10             12,247              5.22
                                   -----------        -----------        -----------       -----------
                                       240,274             100.00%           234,403            100.00%
                                                      ===========                          ===========
Deferred loan fees ..............         (801)                                 (764)
                                   -----------                           -----------
     Total loans ................      239,473                               233,639
Allowance for loan losses .......       (3,377)                               (4,561)
                                   -----------                           -----------
     Total loans, net ...........  $   236,096                           $   229,078
                                   ===========                           ===========

Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of probable losses, which exist as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific non-performing loans and estimates losses inherent in other loan exposures. An important element in determining the adequacy of an allowance for loan losses is an analysis of loans by loan rating categories. The risk of a credit is evaluated by the Company's management at inception of the loan using an established grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest; a "10" rated loan would normally represent a loss. These gradings are reviewed periodically or when indicators show that a credit may have weakened, from factors such as operating losses, collateral impairment or delinquency problems.

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

In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $3.1 million at June 30, 2001 and $3.1 million at December 31, 2000.

     At June 30, 2001, approximately $326,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for inherent losses related to specific loans, compared to $1.3 million at December 31, 2000. Specific reserves declined as those loans requiring specific reserves have been reduced by either principal payments, reclassification assessments, or have been charged off.

     Management's evaluation of the factors above resulted in allowances for loan losses of $3.4 million and $4.6 million at June 30, 2001 and December 31, 2000, respectively. The allowance as a percentage of total loans was 1.41% at June 30, 2001 and 1.95% at December 31, 2000.

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

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited)                                                           June 30,      December 31,
(in thousands of dollars)                                               2001            2000
                                                                       -----           -----
Loans on non-accrual status                                            4,901           5,110
Loans past due greater than 90 days but not on non-accrual status        284           1,170
Other real estate owned                                                2,085           1,247
Other Assets                                                             404             312
                                                                       -----           -----
   Total non-performing assets                                         7,674           7,839
                                                                       =====           =====
Percentage of non-performing assets to total assets                     1.99%           2.64%
                                                                       =====           =====

     At June 30,2001 non-performing assets were $7.7 million or 1.99% of total assets compared to $7.8 million or 2.64% of total assets at December 31, 2000. This is down from $8.9 million or 2.59% of total assets at March 31, 2001. Loans on non-accrual status are down to $4.9 million at June 30, 2001 from $6.6 million at March 31, 2001. The reduction from the first quarter reflects management's commitment to reducing non-performing assets. BFC accounted for approximately $893,000 and $661,000 of non-accrual loans at June 30, 2001 and at December 31, 2000 respectively, reflecting the more aggressive lending mix of its portfolio. It is not unusual in the normal course of business for BFC to have loans that become more than 90 days past due and are therefore placed on non-accrual status, although management does not necessarily believe that losses are probable on these loans. Approximately $3.7 million and $4.0 million of the non-accrual loans at June 30, 2001 and December 31, 2000 reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral.

     Other real estate owned increased from $1.2 million at December 31, 2000 to $2.1 at June 30, 2001 as non-accrual loans are foreclosed and the underlying collateral is taken in as OREO. The Company is actively marketing these assets.

Liquidity

     Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. At June 30, 2001, $396,000 of the securities portfolio matures within one year.

     The Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have terms ranging from 4 through 15 years and at June 30, 2001 bear interest at rates from 4.00% to 8.80%. At June 30, 2001, $16.2 million in advances were outstanding from the FHLB. The Company has also significantly increased deposit liabilities and cash/due from banks in order to help fund the growth in loans held for sale experienced at Bay Mortgage during 2001 and to better the Company's liquidity position. At June 30, 2001 total cash and due from banks was $60.9 million compared to $25.6 million at December 31, 2001. Total deposits, particularly money market and broker certificates of deposit, have increased from $241.2 million to $330.3 million at December 31, 2000 and June 30, 2001, respectively. Although deposits and cash have increased in order to help fund the loans held for sale, the loans themselves are fairly liquid. The loans are held on the balance sheet for a short period of time, typically 15 to 45 days before they are sold to the secondary market.

Capital

     The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. At June 30, 2001, the Company's ratios were 9.21% and 10.43%, respectively. At December 31, 2000, the company's ratios were 9.74% and 10.99%, respectively. The ratio of shareholders' equity to average assets was 9.37% and 11.93% at June 30, 2001 and December 31, 2000, respectively.

                           Part II. Other Information
Item 4

Submission of Matters to a Vote of Security Holders

     (a) Cowlitz Bancorporation Annual Shareholders' Meeting was held on May 10, 2001.

     (b)  Not Applicable.

     (c) A brief description of each matter voted upon at the Annual Shareholders' meeting held on May 10, 2001 and number of votes cast for, against, or withheld, including a separate tabulation with respect to each nominee for office is presented below:

          (1)  Election of (5) directors for the terms expiring in 2002.

          Directors:
          Mark F. Andrews, Jr.
              Votes cast for:......................     2,564,413
              Votes cast against...................            --
              Votes withheld.......................       596,043
          Bruce P. Buchberger
              Votes cast for:......................     2,780,234
              Votes cast against...................            --
              Votes withheld.......................       380,222
          John S. Maring
              Votes cast for:......................     2,780,234
              Votes cast against...................            --
              Votes withheld.......................       380,222
          Benjamin Namatinia
              Votes cast for:......................     2,771,279
              Votes cast against...................            --
              Votes withheld.......................       389,177
          E Chris Searing
              Votes cast for:......................     2,564,913
              Votes cast against...................            --
              Votes withheld.......................       595,543

          (2) Proposal to approve the increase of the number of shares of Common Stock available for the 1997 Stock Option Plan by an additional 100,000 shares to an aggregate of 625,000 shares received the following votes:

          Votes cast for...........................     2,401,976
          Votes cast against.......................       719,200
          Votes withheld...........................        39,280

     (d)  None

Item 5

Other Information

None

Item 6

(a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.

(b)  None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Cowlitz Bancorporation
                                                  (Registrant)


Dated:  August 13, 2001                           /s/
                                                  ----------------------------
                                                  Harve E. Menkens
                                                  President


Dated:  August 13, 2001                           /s/
                                                  ----------------------------
                                                  Don P. Kiser
                                                  Vice-President/CFO/Secretary

                                  Exhibit Index

Exhibit No.

3.1*      Restated and Amended Articles of Incorporation of the Company

3.2*      Bylaws of the Company


          * Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355