Form 10-Q
period 2001-09-30
COWLITZ BANCORPORATION
filed 2001-11-13
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q


           [X] Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                    For the quarter ended September 30, 2001

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

Common Stock, no par value on October 31, 2001:         3,692,560 shares

                                TABLE OF CONTENTS

                                                                           Page
Part I
Financial Statements

    Consolidated Statements of Condition -
    September 30, 2001 and December 31, 2000                                 3

    Consolidated Statements of Income -
    Three and nine months ended September 30, 2001 and September 30, 2000    4

    Consolidated Statements of Changes in Shareholders' Equity
    Year ended December 31, 2000 and nine months ended September 30, 2001    5

    Consolidated Statements of Cash Flows
    Nine months ended September 30, 2001 and September 30, 2000              6

    Notes to Consolidated Financial Statements                               7

    Management's Discussion and Analysis of Financial Condition
    And Results of Operations                                               13

Part II

Other

    Other information                                                       26

    Exhibits and Reports on Form 8-K                                        26

    Signatures                                                              27

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                (in thousand of dollars, except number of shares)

                                                                     September 30,      December 31,
                                                                         2001              2000
                                                                      (unaudited)

ASSETS
Cash and due from banks...........................................     $  54,058        $  25,589
Investment securities:
   Investments available-for-sale (at fair value, cost of $14,724 and $7,441 at September 30, 2001 and December 31, 2000,
     respectively)................................................        14,932            7,499
   Investments held-to-maturity (at amortized cost, fair value of
     $3,865 and $4,569 at September 30, 2001 and December 31, 2000,
     respectively)................................................         3,813            4,572
                                                                       ---------        ---------
     Total investment securities..................................        18,745           12,071
                                                                       ---------        ---------

Federal Home Loan Bank stock......................................         3,469            3,302

Loans held for sale...............................................        50,080           10,013

Loans.............................................................       239,633          233,639
Allowance for loan losses.........................................        (5,286)          (4,561)
                                                                       ---------        ---------
   Loans, net.....................................................       234,347          229,078
                                                                       ---------        ---------
Premises and equipment, net of accumulated depreciation of $3,827 and $3,238 at September 30, 2001 and December 31, 2000,
   respectively...................................................         5,416            5,625
Other real estate owned...........................................         3,146            1,247
Intangible assets, net of accumulated amortization of $1,878 and
   $1,435 at September 30, 2001 and December 31, 2000, respectively        4,908            5,352
Other assets......................................................         4,252            4,621
                                                                       ---------        ---------
     Total assets.................................................     $ 378,421        $ 296,898
                                                                       =========        =========

LIABILITIES
Deposits:
   Demand.........................................................     $  44,156        $  40,201
   Savings and interest-bearing demand............................        95,920           73,770
   Certificates of deposit........................................       180,170          127,245
                                                                       ---------        ---------
     Total deposits...............................................       320,246          241,216
Short-term borrowings.............................................         5,625            1,275
Long-term borrowings..............................................        19,083           21,348
Accrued interest payable and other liabilities....................         3,224            2,650
                                                                       ---------        ---------
     Total liabilities............................................     $ 348,178         $266,489
                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 and no shares authorized as of September 30, 2001 and December 31, 2000, respectively;
   outstanding at September 30, 2001 and
   no shares issued andDecember 31, 2000, respectively............     $       -        $       -
Common stock, no par value; 25,000,000 authorized as of
   September 30, 2001 and December 31, 2000, respectively;
   3,692,150 and 3,689,327 shares issued and outstanding at
   September 30, 2001 and December 31, 2000, respectively.........        16,800           16,785
Additional paid in capital........................................         1,538            1,538
Retained earnings.................................................        11,769           12,048
Accumulated other comprehensive income(loss)......................           136               38
                                                                       ---------        ---------
     Total shareholders' equity...................................        30,243           30,409
                                                                       ---------        ---------
     Total liabilities and shareholders' equity...................     $ 378,421        $ 296,898
                                                                       =========        =========

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     (in thousand of dollars, except number of shares and per share amounts)

                                                                  Three months ended            Nine months ended
                                                                      September 30,               September 30,
                                                                   2001         2000            2001        2000
                                                                ---------   ---------        --------    ---------
                                                                                    (unaudited)
INTEREST INCOME
   Interest and fees on loans..............................        $ 6,299     $ 6,094        $ 18,986     $ 15,099
   Interest on taxable investment securities...............            292         232             752          630
   Interest on non-taxable investment securities...........              2           2               6            6
   Interest from other banks...............................            392         266             897          467
                                                                   -------     -------        --------     --------
     Total interest income.................................          6,985       6,594          20,641       16,202
                                                                   -------     -------        --------     --------

INTEREST EXPENSE
   Savings and interest-bearing demand.....................            718         613           2,094        1,527
   Certificates of deposit.................................          2,485       2,000           7,187        4,018
   Short-term borrowings...................................             31          18              94           80
   Long-term borrowings....................................            306         368           1,007        1,179
                                                                   -------     -------        --------     --------
     Total interest expense................................          3,540       2,999          10,382        6,804
                                                                   -------     -------        --------     --------
     Net interest income before provision for loan losses..          3,445       3,595          10,259        9,398

PROVISION FOR LOAN LOSSES..................................         (2,125)       (214)         (2,732)        (955)
                                                                   -------     -------        --------     ---------
   Net interest income after provision for loan losses.....          1,320       3,381           7,527        8,443
                                                                   -------     -------        --------     --------

NON-INTEREST INCOME
   Service charges on deposit accounts.....................            187         189             560          533
   Gains on loans sold.....................................          1,047         553           3,076          998
   Escrow fees.............................................            184         100             574          245
   Fiduciary income........................................             74          64             194          209
   Credit card income......................................            119          95             397          285
   Brokerage fees..........................................            565         388           1,509        1,128
   Other income............................................           (438)         35            (356)         135
   Net gains on sales of available-for-sale securities.....             52           1              89            7
                                                                   -------     -------        --------     --------
     Total non-interest income.............................          1,790       1,425           6,043        3,540
                                                                   -------     -------        --------     --------
 NON-INTEREST EXPENSE
   Salaries and employee benefits..........................          2,306       2,268           6,902        6,453
   Net occupancy and equipment expense.....................            609         603           1,831        1,538
   Business tax expense....................................            161         111             445          298
   Amortization of intangibles.............................            148         145             443          408
   Other operating expense.................................          1,295       1,140           3,862        2,680
                                                                 ---------   ---------        --------     --------
     Total non-interest expense............................          4,519       4,267          13,483       11,377
                                                                 ---------   ---------        --------     --------
     Income before income tax expense......................         (1,409)        539              87          606

INCOME TAX EXPENSE.........................................           (457)        203             166          242
                                                                 ----------  ---------        --------     --------
     Net income............................................      $    (952)  $     336        $    (79)    $    364
                                                                 ==========  =========        =========    ========

BASIC EARNINGS PER SHARE...................................      $   (0.26)  $    0.09        $  (0.02)    $   0.09
DILUTED EARNINGS PER SHARE.................................      $   (0.25)  $    0.09        $  (0.02)    $   0.09

The accompanying notes are an integral part of these statements.

                     COWLITZ BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)

                                                                                             Accumulated
                                                 Common Stock       Additional                 Other        Total
                                                 ------------        Paid-in    Retained  Comprehensive  Shareholders' Comprehensive
                                               Shares     Amount     Capital    Earnings   Income(loss)     Equity      Income(loss)
                                               ------     ------     -------    --------  -------------- ------------  -------------

BALANCE AT DECEMBER 31, 1999                 4,022,052   $ 18,530    $ 1,538    $ 11,460     $  (38)     $  31,490
Comprehensive Income:
  Net income..............................           -          -          -         869          -            869       $    869
  Net change in unrealized gains on
     investments available-for-sale,
      net of deferred taxes of $38........           -          -          -           -         76             76             76
                                                                                                                         --------
  Comprehensive Income....................           -          -          -           -          -              -       $    945
                                                                                                                         ========
  Issuance of common stock for cash.......       8,207         39          -           -          -             39
  Purchase of treasury stock..............    (340,932)    (1,784)         -           -          -         (1,784)
  Cash dividends paid ($.07 per share)....           -          -          -        (281)         -           (281)
                                             ---------   --------     ------    --------     ------      ---------

BALANCE AT DECEMBER 31, 2000                 3,689,327     16,785      1,538      12,048         38         30,409
Comprehensive Income:
  Net income..............................           -          -          -         (79)         -            (79)      $    (79)
  Net change in unrealized gains on
     investments available-for-sale,net
     of deferred taxes of $57.............           -          -          -           -         98             98             98
                                                                                                                         --------
  Comprehensive Income/(Loss).............           -          -          -           -          -              -       $     19
                                                                                                                         ========
  Issuance of common stock for cash.......       2,823         15          -           -          -             15
  Cash dividends paid ($.054 per share)              -          -          -        (200)         -           (200)
                                             ---------   --------     ------    --------     ------      ---------

BALANCE AT SEPTEMBER 30, 2001 ............   3,692,150   $ 16,800    $ 1,538    $ 11,769     $  136      $  30,243
                                             =========   ========    ========   =========    ======      =========

        The accompanying notes are an integral part of these statements.

                      COWLTIZ BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                             Nine months ended
                                                                                September 30,
                                                                            2001             2000
                                                                          ---------       ---------
                                                                                (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).................................................    $     (79)       $     364
   Adjustments to reconcile net income (loss) to net cash provided by
     Operating activities:
     Depreciation and amortization...................................        1,057              958
     Provision for loan losses.......................................        2,622              954
     Net losses (gains) on sales of investments available-for-sale...          (52)              (7)
     Net amortization of investment security premiums and accretion
       of discounts..................................................           (7)              (2)
     Net losses (gains) on sales of foreclosed assets................          479              (17)
     (Gains) on loans sold...........................................       (2,633)            (713)
     Origination of loans held for sale..............................     (326,545)         (95,738)
     Proceeds of loans sales.........................................      289,111           87,235
     (Increase) in other assets......................................       (3,220)            (756)
     Increase (decrease) in other liabilities........................          574            1,024
     Federal Home Loan Bank stock dividends..........................         (167)            (156)
                                                                         ---------        ---------
       Net cash provided by (used in) operating activities...........      (38,860)          (6,854)
                                                                         ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities:
     held-to-maturity................................................        8,865            4,365
     available-for-sale..............................................       10,318            4,694
   Proceeds from sales of foreclosed assets..........................        1,246              424
   Purchases of investment securities:
     Held-to-maturity................................................       (8,099)          (4,369)
     Available-for-sale..............................................      (17,635)               -
   Net (increase) decrease in loans..................................       (7,891)         (48,089)
   Purchases of premises and equipment...............................         (405)            (207)
   Net cash received (paid) in acquisition of business...............            -            3,296
                                                                         ---------        ---------
       Net cash (used in) provided by investment activities..........      (13,601)         (39,886)
                                                                         ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings, and interest bearing
     demand deposits.................................................       26,105           13,274
   Net increase (decrease) in certificates of deposit................       52,925           50,253
   Dividends paid....................................................         (199)            (215)
   Net increase (decrease) in short-term borrowings..................        4,350           (2,625)
   Proceeds of long-term borrowings..................................            -           11,000
   Repayment of long-term borrowings.................................       (2,265)         (16,887)
   Repurchase of common stock........................................            -           (1,102)
   Issuance of common stock for cash, net of amount paid for ........
       fractional shares.............................................           14               39
                                                                         ---------        ---------
       Net cash provided by financing activities.....................       80,930           53,737
                                                                         ---------        ---------
       Net increase (decrease) in cash and due from banks............       28,469            6,997

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR.........................       25,589           19,054
                                                                         ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD.............................    $  54,058        $  26,051
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

     Certain reclassifications have been made to prior period classifications of interest income, non-interest income, and non-interest expenses relating to gains on loans sold in order to conform with the current period presentation. These reclassifications have no effect on the Company's previously reported financial position, results of operations, or earnings per share.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001.

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

                      COWLITZ BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (amounts in thousands, except number
                        of shares and per share amounts)


5.   Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                      Weighted     Per Share
                                   Net Income        Avg. Shares    Amount

                                   For the three months ended September 30, 2001

   Basic earnings per share        $  (952)            3,692,137      $(.26)
   Stock Options                                          49,896
   Diluted earnings per share      $  (952)            3,742,033      $(.25)


                                   For the three months ended September 30, 2000

   Basic earnings per share        $   336             3,825,364      $ .09
   Stock Options                                               -
   Diluted earnings per share      $   336             3,825,364      $ .09


                                   For the nine months ended September 30, 2001

   Basic earnings per share        $   (79)            3,691,459      $(.02)
   Stock Options                                          38,431
   Diluted earnings per share      $   (79)            3,729,890      $(.02)


                                   For the nine months ended September 30, 2000

   Basic earnings per share        $   364             3,912,674      $ .09
   Stock Options                                               -
   Diluted earnings per share      $   364             3,912,674      $ .09

     Options to purchase 539,466 shares of common stock at an average price of $8.55 were outstanding at September 30, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2007-2009.

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

     The components of comprehensive income/(loss) for the periods ended September 30, 2001 and 2000 are as follows:

                                                         Three months ended    Nine Months Ended
                                                             September 30        September 30
                                                          2001       2000       2001        2000
                                                         -----       ----       ----        ----
     Unrealized gain (loss) arising during
         the period, net of tax  ....................   $  170       $ 21      $ 157        $ 32
     Reclassification adjustment for net
         realized gains (losses) on
         securities available-for-sale
         included in net income during the
         year, net of tax        ....................       16          7         59           8
                                                        ------      -----      -----        ----
     Comprehensive income/(loss).....................   $  154       $ 14      $  98        $ 24
                                                        ======      ======     =====        ====

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

     The community banking, asset based financing activity, and mortgage-banking activities are monitored and reported by Company management as separate operating segments. The seven separate banking offices and twelve retirement center branches have been aggregated into a single reportable segment, Community Banking and Bay Mortgage is included as a segment. The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as "Other" in the following table below.

     The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2000 annual report, except that some operating expenses are not allocated to segments.

Summarized financial information for the periods ended September 30, 2001 and 2000 concerning the Company's reportable segments is shown in the following tables.


                                   Three months ended September 30, 2001
                                                Mortgage    Holding
                                    Banking     Banking      Company      Other      Intersegment   Consolidated
                                  ----------   ---------   ----------   ---------    ------------   -------------
Interest income...............     $  6,353      $ 1,270    $   11      $  258        $  (907)       $   6,985
Interest expense..............        3,489          831        62          65           (907)           3,540
                                   --------      -------    ------      ------        -------        ---------
   Net interest income .......        2,864          439       (51)        193              -            3,445
Provision for loan loss ......        2,012           83         -          30              -            2,125
Non-interest income...........            6        1,828        30           -            (74)           1,790
Non-interest expense..........        2,695        1,598       143         157            (74)           4,519
                                   --------      -------    ------      ------        --------       ---------
Income/(loss) before
   tax........................       (1,837)         586      (164)          6              -           (1,409)
Provision/(benefit) for
    income taxes..............         (611)         200       (57)         11              -             (457)
                                   ---------     -------    ------      ------        -------        ----------
Net income/(loss).............     $ (1,226)     $   386    $ (107)     $   (5)       $     -        $    (952)
                                   =========     =======    ======      =======       =======        ==========


                                   Three months ended September 30, 2000

                                               Mortgage    Holding
                                   Banking     Banking     Company      Other      Intersegment     Consolidated
                                 ----------    -------     -------     ---------   ------------     ------------
Interest income...............   $  6,052      $   361      $   80      $  386        $  (285)        $  6,594
Interest expense..............      3,024          158           -         102           (285)           2,999
                                 --------      -------      ------     -------        -------         --------
   Net interest income .......      3,028          203          80         284              -            3,595
Provision for loan loss ......        161            -           -          53              -              214
Non-interest income...........        539          893           -           -             (7)           1,425
Non-interest expense..........      3,267          623         202         182             (7)           4,267
                                 --------      -------      ------     -------        --------        --------
Income/(loss) before
   tax........................        139          473        (122)         49              -              539
Provision/(benefit) for
    income taxes..............         47          161         (36)         31              -              203
                                 --------      -------      ------     -------        -------         --------
Net income/(loss).............   $     92      $   312      $  (86)     $   18        $     -         $    336
                                 ========      =======      ======     =======        =======         ========


                                   Nine months ended September 30, 2001

                                               Mortgage    Holding
                                   Banking     Banking     Company      Other      Intersegment     Consolidated
                                 ----------    -------     -------     ---------   ------------     ------------
Interest income....... .......   $ 18,826      $  3,182    $    75      $  901      $  (2,343)        $ 20,641
Interest expense...... .......     10,272         2,068        185         200         (2,343)          10,382
                                 --------      --------    -------      ------      ---------         --------
   Net interest income .......      8,554         1,114       (110)        701              -           10,259
Provision for loan loss             2,433           189          -         110              -            2,732
Non-interest income...              1,002         5,229         30           -           (218)           6,043
Non-interest expense..              7,912         4,605        631         553           (218)          13,483
                                 --------      --------    -------      ------      ----------        --------
Income/(loss) before
   tax................               (789)        1,549       (711)         38              -               87
Provision/(benefit) for
    income taxes......               (238)          527       (162)         39              -              166
                                 ---------     --------    -------      ------      ---------         --------
Net income/(loss).....           $   (551)     $  1,022    $  (549)     $   (1)     $       -         $    (79)
                                 =========     ========    =======      =======     =========         =========

                                   Nine months ended September 30, 2000

                                               Mortgage    Holding
                                   Banking     Banking     Company      Other      Intersegment     Consolidated
                                 ----------    -------     -------     ---------   ------------     ------------
Interest income.......           $ 15,126      $   519     $   338      $1,173      $    (954)        $ 16,202
Interest expense......              6,957          475           -         326           (954)           6,804
                                 --------      -------     -------      ------      ---------         --------
   Net interest income              8,169           44         338         847              -            9,398
Provision for loan loss               850            -          (8)        113              -              955
Non-interest income...              1,534        2,078           -           -            (72)           3,540
Non-interest expense..              7,923        2,364         605         557            (72)          11,377
                                 --------      -------     -------      ------      ----------        --------
Income/(loss) before
   tax................                930         (242)       (259)        177              -              606
Provision/(benefit) for
    income taxes......                316          (82)        (78)         86              -              242
                                 --------      --------    -------      ------      ---------         --------
Net income/(loss).....           $    614      $  (160)    $  (181)     $   91      $       -         $    364
                                 ========      ========    =======      ======      =========         ========


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

Results of Operations

     For all periods reported, the Company has reclassified certain income and expense items relating to the loans funded or processed by Bay Mortgage in order to conform with changes in the current period presentation. Fees collected on loans brokered, but not funded, by Bay Mortgage to outside lenders had been recorded as interest income but are now reclassified as non-interest income. Similarly, loan origination fees previously reported as interest income have been reclassified according to the following discussion. Loan origination fees, net of certain direct origination costs, are deferred and amortized as an adjustment of the yield on the related loan using the interest method. Such net deferred loan origination fees are recognized when the related loans are subsequently sold or repaid. Gain or loss on the sale of loans is measured as the difference between the net carrying value of the loan and the proceeds from the sale. These reclassifications have no effect on the Company's previously reported financial position, results of operations, or earnings per share.

     Three months ended September 30, 2001 and 2000

     During the third quarter of 2001 the Company recorded a net loss of $952,000, or $0.25 per diluted share, compared to net income of $336,000, or $.09 per diluted share, in the third quarter of 2000. The primary factor contributing to the third quarter 2001 loss was the recognition of approximately $2.1 million ($1.4 million after tax) in provision for loan losses during the quarter. Net income prior to the provision for loan losses was $448,000, or $.12 per diluted share. Management's decision to bolster the Company's loan loss reserves was in response to the overall downturn in the economy and the deterioration of the Company's existing loan portfolio. This action, in conjunction with the reduction of executive salaries by approximately 30%, suspension of quarterly dividends, and other cost saving measures, is expected to strengthen the Company's financial position and help it succeed in the current uncertain economic environment. For the third quarter of 2001, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $5.2 million, an increase of 4.0% above the revenues of $5.0 million during the same period in 2000. Increased activity in the mortgage lending segment has kept revenues steady in the third quarter of 2001 compared to the third quarter of 2000, offsetting the lower commercial banking revenues due to the reductions in interest rates in 2001. Non-interest expenses have increased modestly by 4.7% under the same comparison, from $4.3 to $4.5 million.

     Nine months ended September 30, 2001 and 2000

     For the nine months ended September 30, 2001, the Company had a net loss of $79,000 or $0.02 per diluted share, compared to net income for the same period of 2000 of $364,000 or $0.09 per diluted share. The primary factor contributing to the 2001 year to date loss was the recognition of approximately $2.1 million ($1.4 million after tax) in provision for loan losses during the third quarter of 2001. Net income for the nine months ended September 30, 2001, prior to the provision for loan losses recorded in the third quarter, was $1.3 million, or $.35 per diluted share. Bay Mortgage, which continues to experience a high volume of loans with the relatively low current interest rates, had net income of $1.0 million for the nine months ended September 30, 2001 compared to a loss of $160,000 for the same period of 2000. The one time severance charge of $540,000 recorded in the first quarter of 2000 suppressed income for the nine months ended September 30, 2000.

     For the first nine months of 2001, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $16.3 million, an increase of 26.4% above the revenues of $12.9 million during the same period in 2000. Non-interest expenses have increased by 18.4% under the same comparison, from $11.4 to $13.5 million. NBOC was acquired in the third quarter of 2000, so the effect of its operations on income and expenses is part of the reason 2001 is higher than 2000. The higher activity at Bay Mortgage also contributed to higher revenues and expenses, offsetting the decrease in net interest income from the commercial banking segment in 2001 when compared to 2000.

     At September 30, 2001, total assets were $378.4 million and total liabilities were $348.2 million. Assets increased $81.5 million or 27.5% from $296.9 million at December 31, 2000 and liabilities increased $81.7 million or 30.7% from $266.5 million at December 31, 2000.

     The asset growth is explained by a significant increase in the volume of mortgage loans booked by Bay Mortgage in the first nine months of 2001 and the continued growth of Bay Bank in 2001. Loans held for sale, which account for 49.1% of the asset growth, increased $40.1 million during the first nine months of 2001 and assets at Bay Bank are $19.7 million higher than at December 31, 2000. With the reductions in interest rates by the Federal Reserve during 2001, Bay Mortgage has experienced increased volumes of mortgage, re-financing, construction, and bridge loans as consumers take advantage of the relatively low current interest rates. The increased mortgage activity has resulted in additional non-interest income in the form of escrow fees, brokerage fees and gains on mortgage loans sold, as well as interest income on the loans funded by Bay Mortgage for the 15 to 45 days prior to sale to the secondary market. The number of full-time equivalent employees (both commissioned loan officers, and salaried processors) at Bay Mortgage has increased to 88 employees at September 30, 2001 compared to 64 at December 31, 2000 to facilitate the processing of additional loans generated in the current market environment. Cash and due from banks has also increased significantly since December 31, 2000 from $25.6 million to $54.1 million at September 30, 2001. The cash is available to fund potential additional increases in mortgage loans held for sale, as discussed below, and to provide for the Company's liquidity needs. A portion of the cash raised has been used to increase the Company's investments in available-for-sale securities to $14.9 million at September 30, 2001 from $7.5 million at December 31, 2000. These investments are typically short term, with a current average life of 1.4 years, and are purchased to earn a better return on investment than the current fed funds rate.

     The increase in liabilities, specifically deposits, from the year ended December 31, 2000 comes from the need to fund the mortgage loans held for sale generated at Bay Mortgage, and to provide increased liquidity for the Company. The Company has raised an additional $79.0 million in deposit liabilities in the first nine months of 2001 for these purposes, but did not pay a premium on the funds. The additional deposits are necessary to fund the loans for the short time they are on Bay Mortgage's books before they are sold to the secondary market. The holding period on these loans held for sale is typically 15 to 45 days.

Analysis of Net Interest Income

     For financial institutions, a primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

     Three months ended September 30, 2001 and 2000

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.


                                              Three Months Ended
(unaudited)                                      September 30,          Increase
(in thousands of dollars)                      2001         2000       (Decrease       Change
                                            --------     ---------     ---------       ------

Interest income (1)......................   $  6,986     $   6,595     $    391          5.9%
Interest expense.........................      3,540         2,999          541         18.0%
                                            --------     ---------     --------
Net interest income......................   $  3,446     $   3,596     $   (150)       (4.2)%
                                            ========     =========     ========

Average interest earning assets..........   $349,881     $ 272,022       77,859         28.6%
Average interest bearing liabilities        $298,931     $ 220,133       78,798         35.8%

Average yields earned (2)................       7.99%         9.70%       (1.71)
Average rates paid (2)...................       4.74%         5.45%        (.71)
Net interest spread (2)..................       3.25%         4.25%       (1.00)
Net interest margin (2)..................       3.94%         5.29%       (1.35)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) Ratios for the three months ended September 30, 2001 and 2000 have been annualized.

     Net interest income for the quarter ended September 30, 2001 was $3.4 million, which was a decrease of 5.6% from $3.6 million for the same period of 2000. Both interest income and interest expenses were higher for the three months ended September 30, 2001 when compared with the three months ended September 30, 2000, however, interest expenses increased more than interest income causing the decline in net interest income.

     Interest income increased $400,000 or 5.9% to $7.0 million for the quarter ended September 30, 2001 from $6.6 million for the same period of 2000. The overall tax-equivalent earning asset yield dropped to 7.99% for the quarter ended September 30, 2001 compared to 9.70% for the quarter ended September 30, 2000. Earning assets averaged $349.9 million for the three months ended September 30, 2001 compared to $272.0 million for the same period of 2000, an increase of $77.9 million, or 28.6%. Interest income is higher for the third quarter of 2001 when compared to the third quarter of 2000 due to the increase in volume of average interest earning assets. Loan growth at Bay Bank, increased mortgage lending, purchase of available for sale securities, and a higher volume of interest bearing cash due from banks account for the increase. Bay Mortgage's loans held for sale generate interest income for the 15-45 day holding period from the time the loans are funded, until they are sold to the secondary market. Loans held for sale averaged approximately $42.7 million and $9.3 million for the third quarters of 2001 and 2000, respectively.

     Interest expense was $3.5 million for the three months ended September 30, 2001, an increase of $500,000 or 18.0% compared to $3.0 million for the same period of 2000. The average cost of interest bearing liabilities decreased to 4.74% for the quarter ended September 30, 2001 from 5.45% for the same period of 2000. Average interest bearing liabilities increased $78.9 million from $220.1 million for the three months ended September 30, 2000 to $298.9 million for the three months ended September 30, 2001. Deposit growth is primarily due to growth at Bay Bank and increased balances in CD's which are used to increase liquidity and to fund the short-term loans held for sale generated by Bay Mortgage. These loans are booked with a commitment to be sold into the secondary market, but there is typically a 15-45 day holding period before the sale is finalized.

     Decreases in national interest rates during 2001 have been the major contributors toward the decline in both the average yields earned on interest earning assets, and the average cost of interest bearing liabilities from the third quarter 2000 to the third quarter of 2001. These rate decreases have also contributed to the smaller interest rate spread of 3.25% for the three months ended September 30, 2001 when compared to 4.25% for the same period of 2000. Prime based loans re-price immediately when the prime rate is adjusted, but fixed rate liabilities, particularly CD's, do not immediately adjust with prime changes, so do not re-price until the CD matures and is replaced at the lower rates. The Company's current mix of loans includes approximately 60% fixed rate loans, and 40% that re-price to prime. The falling rate environment experienced in the first nine months of 2001 causes yields on assets to decline more rapidly than the liability costs, narrowing the interest spread. Increased volumes of average interest earning assets and average interest bearing liabilities have offset the decline in rates earned and paid, resulting in the increase in both interest income and interest expense for the third quarter 2001 when compared to the third quarter of 2000. The decline in interest margin between the two periods is due to the mix of interest earning assets, and interest bearing liabilities. Higher yielding fixed rate commercial loans made up a lower percentage of the total interest earning assets with the increase in volume of lower rate loans held for sale, interest bearing deposits due from banks, and available for sale investments. Conversely, certificates of deposit, which typically carry a higher rate than other deposit products, made up a higher percentage of average total interest bearing liabilities during the third quarter of 2001 than during the third quarter of 2000.

Nine months ended September 30, 2001 and 2000

     The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.


                                           Nine Months Ended
(unaudited)                                   September 30,              Increase
(in thousands of dollars)                   2001         2000           (Decrease)       Change
                                         --------     ---------         ---------        ------
Interest income (1)................      $ 20,643     $  16,204        $    4,439         27.4%
Interest expense...................        10,382         6,804             3,578         52.6%
                                         --------     ---------        ----------
Net interest income................      $ 10,261     $   9,400        $      861          9.2%
                                         ========     =========        ==========

Average interest earning assets....      $322,105     $ 221,085           101,020         45.7%
Averageinterestbearingliabilities        $271,965     $ 175,055            96,910         55.4%

Average yields earned (2)..........          8.55%         9.77%            (1.22)
Average rates paid (2).............          5.09%         5.18%             (.09)
Net interest spread (2)............          3.46%         4.59%            (1.13)
Net interest margin (2)............          4.25%         5.67%            (1.42)



(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) Ratios for the nine months ended September 30, 2001 and 2000 have been annualized.

     Net interest income for the nine months ended September 30, 2001 was $10.3 million, which was an increase of 9.2% from $9.4 million for the same period of 2000. Both interest income and interest expenses were higher for the nine months ended September 30, 2001 when compared with the nine months ended September 30, 2000, with interest income increasing slightly more than interest expenses resulting in the increase in net interest income.

     Interest income increased $4.4 million or 27.4% to $20.6 million for the nine months ended September 30, 2001 from $16.2 million for the same period of 2000. The overall tax-equivalent earning asset yield dropped to 8.55% for the year to date September 30, 2001 compared to 9.77% for the year to date September 30, 2000. Earning assets averaged $322.1 million for the nine months ended September 30, 2001 compared to $221.0 million for the same period of 2000, an increase of $101.0 million, or 45.7%. Interest income is higher for the third quarter of 2001 when compared to the third quarter of 2000 due to the increase in volume of average interest earning assets. Assets acquired in the acquisition of NBOC, loan growth at Bay Bank, increased mortgage lending, purchase of available for sale securities, and a higher volume of interest bearing cash due from banks account for the increase. Bay

Mortgage's loans held for sale generate interest income for the 15-45 day holding period from the time the loans are funded, until they are sold to the secondary market. Loans held for sale averaged approximately $34.6 million and $5.3 million for the nine months ended September 30, 2001 and 2000, respectively.

     Interest expense was $10.4 million for the nine months ended September 30, 2001, an increase of $3.6 million or 52.6% compared to $6.8 million for the same period of 2000. The average cost of interest bearing liabilities decreased to 5.09% for the year to date September 30, 2001 from 5.18% for the same period of 2000. Average interest bearing liabilities increased $96.9 million from $175.1 million for the nine months ended September 30, 2000 to $272.0 million for the nine months ended September 30, 2001. Deposit growth is primarily due to the acquisition of NBOC, growth at Bay Bank and increased balances of CD's which are used to increase liquidity and to fund the short-term loans held for sale generated by Bay Mortgage. These loans are booked with a commitment to be sold into the secondary market, but there is typically a 15-45 day holding period before the sale is finalized.

     Decreases in national interest rates during 2001 have been the major contributors toward the decline in both the average yields earned on interest earning assets, and the average cost of interest bearing liabilities from the third quarter 2000 to the third quarter of 2001. These rate decreases have also contributed to the smaller interest rate spread of 3.46% for the nine months ended September 30, 2001 when compared to 4.59% for the same period of 2000. Prime based loans re-price immediately when the prime rate is adjusted, but fixed rate liabilities, particularly CD's, do not immediately adjust with prime changes, so do not re-price until the CD matures and is replaced at the lower rates. The Company's current mix of loans includes approximately 60% fixed rate loans, and 40% that re-price to prime. The falling rate environment experienced in the first nine months of 2001 causes yields on assets to decline more rapidly than the liability costs, narrowing the interest spread. Increased volumes of average interest earning assets and average interest bearing liabilities have offset the decline in rates earned and paid, resulting in the increase in both interest income and interest expense for the third quarter 2001 when compared to the third quarter of 2000. The decline in interest margin between the two periods is due to the mix of interest earning assets, and interest bearing liabilities. Higher yielding fixed rate commercial loans made up a lower percentage of the total interest earning assets with the increase in volume of lower rate loans held for sale, interest bearing deposits due from banks, and available for sale investments. Conversely, certificates of deposit, which typically carry a higher rate than other deposit products, made up a higher percentage of average total interest bearing liabilities during the third quarter of 2001 than during the third quarter of 2000.

Market Risk

     Interest rate risk and credit risk are the most significant market risks impacting the Company's performance. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Since December 31, 2000, the national prime rate has decreased 3.50%, which caused the immediate re-pricing of approximately 40% of the Company's loans, reducing interest income. Conversely, the decrease in national interest rates has caused the residential real estate lending, specifically loans held for sale, to increase significantly from $10.0 million at December 31, 2001 to $50.1 million at September 30, 2001. The increase in loan fees and interest earned on these loans has more than offset the interest income lost on prime based loans. In order to help fund the growth of the residential real estate lending, and to strengthen its liquidity position, the Company has increased deposit liabilities, particularly money market accounts broker certificates of deposit, and out of market certificates of deposits. While these types of deposits may be more sensitive to fluctuations in interest rates, they are a primary source of funding the increases in loans held for sale. In the future, when the current interest rate trends reverse, the Company expects loans held for sale volumes to decrease, reducing the need to carry the excess out of market and broker deposits.

Non-Interest Income

     Three months ended September 30, 2001 and 2000

     Non-interest income consists of the following components: (unaudited) (in thousands of dollars)

                                                          Three months ended
                                                            September 30,
                                                          2001          2000
                                                        -------      -------
        Service charge on deposit accounts............  $   187      $   189
        Gains on loans sold...........................    1,047          553
        Fiduciary income..............................       74           64
        Escrow fees...................................      184          100
        Credit Card income............................      119           95
        Brokerage fees................................      565          388
        ATM income....................................       23           19
        Safe deposit box fees.........................        1            -
        Gains/(loss) on sale of repossessed assets....     (492)           -
        Gains on sale of available-for-sale securities       52            1
        Other miscellaneous fees and income...........       30           16
                                                        -------      -------
        Total non-interest income.....................  $ 1,790      $ 1,425
                                                        =======      =======

     Non-interest income increased to $1.8 million for the quarter ended September 30, 2001 from $1.4 million in the corresponding period of 2000. This increase is due to non-interest income generated by mortgage lending activities including gains on loans sold, escrow fees and brokerage fees. These fees were generated by Bay Mortgage as volumes of mortgage, construction, re-finance and bridge loans have increased to coincide with the reductions in interest rates during 2001. Non-interest income for the three month ended September 2001 reflects a loss of $492,000 on the sale of repossessed assets compared to no loss or gain for the corresponding period of 2000.

     Nine months ended September 30, 2001 and 2000

     Non-interest income consists of the following components:
     (unaudited) (in thousands of dollars)

                                                           Nine months ended
                                                             September 30
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
        Service charge on deposit accounts............   $   560      $   533
        Gains on loans sold...........................     3,076          998
        Fiduciary income..............................       194          209
        Escrow fees...................................       574          245
        Credit Card income............................       397          285
        Brokerage fees................................     1,509        1,128
        ATM income....................................        59           53
        Safe deposit box fees.........................        32           31
        Gains/(loss) on sale of repossessed assets....      (479)          17
        Gains on sale of available-for-sale securities        89            7
        Other miscellaneous fees and income...........        32           34
                                                         -------      -------
            Total non-interest income.................   $ 6,043      $ 3,540
                                                         =======      =======

     Non-interest income increased to $6.0 million for the nine months ended September 30, 2001 from $3.5 million in the corresponding period of 2000. This increase is due to non-interest income generated by mortgage lending activities including gains on loans sold, escrow fees and brokerage fees. These fees were generated by Bay Mortgage as volumes of mortgage, construction, re-finance and bridge loans have increased to coincide with reductions in interest rates during 2001. Also reflected in non-interest income is a loss on the sale of repossessed assets of $479,000 for the period ending September 30, 20001 compared to a gain of $17,000 in the same period in 2000.

     Non-Interest Expense

     Three months ended September 30, 2001 and 2000

     Non-interest expense consists of the following components:
     (unaudited) (in thousands of dollars)
                                                           Three months ended
                                                               September 30,
                                                             2001        2000
                                                           -------    -------
        Salaries and employee benefits...................  $ 2,075    $ 1,976
        Mortgage division commission expense.............      231        292
        Net occupancy and equipment......................      609        603
        Amortization of intangible assets................      148        145
        Business taxes...................................      161        111
        Data processing and communications...............      149        183
        Stationary and supplies..........................       58         88
        Credit card expense..............................       99         75
        Parking, travel and education....................       92         73
        Loan expense.....................................      253         63
        Advertising......................................       59         76
        Professional fees................................      140        206
        Postage and freight..............................      127        107
        FDIC insurance...................................       35         41
        Other miscellaneous expenses.....................      283        228
                                                           -------    -------
        Total non-interest expense.......................  $ 4,519    $ 4,267
                                                           =======    =======

     Non-interest expenses have increased modestly by 4.7% to $4.5 from $4.3 for the three months ended September 30, 2001 and 2000 respectively.

     Salary expenses have increased slightly from the third quarter 2000 to the third quarter 2001 primarily due to ordinary salary increases for existing employees generally ranging from three to six percent per year. At September 30, 2001, the Company had 207 full-time equivalent employees compared to 174 at September 30, 2000. Many of these additional employees are commissioned mortgage loan officers, and the majority of their wages are reclassified into the carrying value of mortgage loans as direct origination costs. See the discussion in the results of operations section for more detail regarding carrying value of mortgage loans and reclassification of direct origination costs.

     Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the quarter ended September 30, 2001 was $609,000 and $603,000 for the same period of 2000.

     Loan expenses have increased to 253,000 for the third quarter of 2001 from 63,000 for the third quarter of 2000, in part due to the increased loan activity at Bay Mortgage, and also due to expenses related to other real estate owned, and repossession of assets on defaulted loans.

     Beginning in January 2002, with the adoption of SFAS No. 141 and No. 142, non-interest expenses will be reduced by the amortization expense on unidentifiable intangible assets. See note 6 for additional discussion of SFAS No. 141 and No. 142.

     Nine months ended September 30, 2001 and 2000

     Non-interest expense consists of the following components:
     (unaudited) (in thousands of dollars)

                                                        Nine months ended
                                                          September 30,
                                                      --------------------
                                                        2001        2000
                                                      -------     -------
        Salaries and employee benefits.............   $ 6,272     $ 5,801
        Mortgage division commission expense.......       630         652
        Net occupancy and equipment................     1,831       1,538
        Amortization of intangible assets..........       443         408
        Business taxes.............................       445         298
        Data processing and communications.........       440         334
        Stationary and supplies....................       190         191
        Credit card expense........................       312         230
        Parking, travel and education..............       252         171
        Loan expense...............................       506         138
        Advertising................................       177         174
        Professional fees..........................       420         476
        Postage and freight........................       361         219
        FDIC insurance.............................       176          55
        Other miscellaneous expenses...............     1,028         692
                                                      -------     -------
        Total non-interest expense.................   $13,483     $11,377
                                                      =======     =======


     Non-interest expenses increased 18.5% to $13.5 million for the nine months ended September 30, 2001 compared to $11.3 million for the nine months ended September 30, 2000, primarily due to the acquisition of NBOC. Also contributing was an increase in FDIC insurance and expenses attributed to increased mortgage loan volumes.

     Salary expenses have increased from $5.8 million to $6.3 million from the first nine months of 2000 to the first nine months of 2001. This increase is a result of the addition of employees from the acquisition of NBOC in the third quarter of 2000, as well as ordinary salary increases for existing employees generally ranging from three to six percent a year. At September 30, 2001, the Company had 207 full-time equivalent employees compared to 174 at September 30, 2000. Many of these additional employees are commissioned mortgage loan officers, and the majority of their wages are reclassified into the carrying value of mortgage loans as direct origination costs. See the discussion in the results of operations section for more detail regarding carrying value of mortgage loans and reclassification of direct origination costs.

     Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the nine months ended September 30, 2001 was $1.8 million or 16.1% higher than $1.5 million for the same period of 2000. The increase in occupancy expense in 2001 was due primarily to the acquisition of NBOC, which added a lease expense of approximately $65,000 per quarter as well as related occupancy costs.

     The FDIC insurance has increased because in the first six months of 2000, the Bank was not required to pay an assessment charge, but during the same period of 2001, was required to pay $.10 per $100.00 of domestic deposits. Loan expenses have increased in part due to the increased loan activity at Bay Mortgage, and also due to expenses related to other real estate owned, and repossession of assets on defaulted loans.

     Included in other miscellaneous expenses in the first nine months of 2001, is a write down of $162,000 relating to the cash surrender value of a key man life insurance policy held on the Company's Chairman and CEO, Benjamin Namatinia. The cash surrender value is based on the estimated fair market value of an underlying securities fund. During the first six months of 2001, the underlying securities fund lost value as a result of the overall reductions in values within the general stock market. Because the cash surrender value of the policy decreased during this time, the Company wrote down the asset. The underlying investments supporting the cash surrender value of the key man life insurance policy have since been transferred to a guaranteed fixed income portfolio in order to retain, and potentially grow, the cash surrender value of the policy in the future.

     Beginning in January 2002, with the adoption of SFAS No. 141 and No. 142, non-interest expenses will be reduced by the amortization expense on unidentifiable intangible assets. See note 6 for additional discussion of SFAS No. 141 and No. 142.

Income Taxes

     Three months ended September 30, 2001 and 2000

     The provisions for income taxes were a benefit of $457,000 and expense of $203,000 for the quarters ended September 30, 2001 and 2000, respectively. These provisions resulted in an effective tax rate of 32.4% for the three months ended September 30, 2001 and 37.7% for the three months ended September 30 2000.

     Nine months ended September 30, 2001 and 2000

     The provisions for income taxes were $166,000 and $242,000 for the nine months ended September 30, 2001 and 2000, respectively. These provisions resulted in an effective tax rate of 190.8% and 39.9% for the same periods of 2001 and 2000, respectively. With a relatively low income before tax of 87,000, non-deductible expenses (key-man insurance, certain intangible amortization, etc.) become a much higher percentage of net income, and when added back to income to calculate tax expense, resulted in a higher tax expense than taxable income. This is the case with the nine months ended September 30, 2001, which results in the extremely high effective tax rate.

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

     Three months ended September 30, 2001 and 2000

     The Company's provision for loan losses was $2.1 million and $214,000 for the quarters ended September 30, 2001 and 2000, respectively. Net charge-offs (total charge-offs net of recoveries) were $216,000 for the three months ended September 30, 2001 compared to net charge-offs of $295,000 for the three months ended September 30, 2000 and $863,000 for the year ended December 31, 2000. Total charge-offs were $831,000 and $369,000 for the third quarter ended September 30, 2001 and 2000 respectively and $2.1 million for the year ended December 31, 2000. The large provision in the third quarter of 2001 is management's response to the recent local and national economic downturn, which has had a negative impact on the quality of the Company's credits. During the current quarter analysis of the Company's loan portfolio, certain loans were reclassified into higher risk categories requiring additional specific reserves on those credits. A strengthening in the allowance for loan losses was necessary to remain adequately reserved under the analysis of the current loan portfolio. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired. For additional discussion, please see Allowance for Loan Losses.

     Nine months ended September 30, 2001 and 2000

     The Company's provision for loan losses was $2.7 million and $955,000 for the nine months ended September 30, 2001 and 2000, respectively. Net charge-offs (total charge-offs net of recoveries) were $2.0 million for the nine months ended September 30, 2001 compared to net charge-offs of $452,000 for the nine months ended September 30, 2000 and $863,000 for the year ended December 31, 2000. Total charge-offs were $2.7 million and $653,000 for the nine months ended September 30, 2001 and 2000 respectively and $2.1 million for the year ended December 31, 2000. Many of the Company's loans are real estate backed or have some other type of collateral with sufficient value so that management expects little or no loss associated with those loans. However, some loans did not have sufficient collateral backing, or the loan quality has deteriorated to coincide with recent economic conditions, so management has written off or increased the specific reserves associated with these loans in 2001. The loan loss reserves to total loans were 1.95% at December 31, 2000 and 2.21% at September 30, 2001. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired.

     The following table shows the Company's loan loss performance for the periods indicated:

                                                                      Nine months      Nine months
                                                                         Ended            Ended       Year ended
(unaudited)                                                          September 30,    September 30,   December 31,
(in thousands of dollars)                                                2001             2000           2000
                                                                      -----------     ------------    ----------
Loans outstanding at end of period................................    $239,633          $232,028       $233,639
Average loans outstanding during the period.......................    $240,755          $191,369       $201,978
Allowance for loan losses, beginning of period....................    $  4,561          $  2,281       $  2,281
Loans charged off:
   Commercial.....................................................       1,099               579          1,983
   Real Estate....................................................       1,492                 -              -
   Consumer.......................................................          38                35             36
   Credit Cards...................................................          57                39             51
                                                                      --------          --------       --------
     Total loans charged-off......................................       2,686               653          2,070
                                                                      --------          --------       --------

Recoveries:
   Commercial.....................................................          27               180          1,183
   Real Estate....................................................         636                 -              -
   Consumer.......................................................          14                 8              9
   Credit Cards...................................................           2                13             15
                                                                      --------          --------       --------
     Total recoveries.............................................         679               201          1,207
                                                                      --------          --------       --------
Provision for loan losses.........................................       2,732               955          1,155
Adjustment incident to acquisition................................           -              1988          1,988
                                                                      --------          --------       --------
Allowance for loan losses, end of period..........................    $  5,286          $  4,772       $  4,561
                                                                      ========          ========       ========

Net loans charged-off during the period...........................      $2,007          $    452       $    863
Ratio of net loans charged-off to average loans outstanding.......         .83%              .24%           .43%
Ratio of allowance for loan losses to loans at end of period......        2.21%             2.06%          1.95%


Loans

     Total loans outstanding were $239.6 million and $233.6 million at September 30, 2001 and December 31, 2000, respectively. Loan commitments were $49.3 million at September 30, 2001 and $54.4 million at December 31, 2000. In addition, the Company had $50.1 million of loans held for sale at September 30, 2001 compared to $10.0 million at December 31, 2000. During the first nine months of 2001, the Company funded $326.5 million of loans to be sold into the secondary market, and delivered $289.1 million to the market. This compares to $95.7 million funded and $87.2 million delivered during the first nine months of 2000.

     The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                            September 30, 2001            December 31, 2000
(in thousands of dollars)                          Amount         Percentage      Amount      Percentage
                                                   -------------------------    --------------------------
Commercial .................................       $ 51,767          21.53%      $  46,738          19.94%
Real estate construction....................         28,624          11.90          10,744           4.58
Real estate commercial......................        109,575          45.57         130,272          55.58
Real estate mortgage........................         40,528          16.86          34,402          14.68
Consumer and other..........................          9,950           4.14          12,247           5.22
                                                   --------         ------       ----------        ------
                                                    240,444         100.00%        234,403         100.00%
                                                                    ======                         ======
Deferred loan fees..........................           (811)                          (764)
                                                   --------                      ---------
     Total loans............................        239,633                        233,639
Allowance for loan losses...................         (5,286)                        (4,561)
                                                   --------                      ---------
     Total loans, net.......................       $234,347                      $ 229,078
                                                   ========                      =========

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

     General Allowance: The amount of the general allowance is based on loss factors assigned to the Company's loan exposures based on internal credit ratings. These loss factors are determined on the basis of historical charge-off experience and suggested regulatory guidelines. The general allowance is composed of two categories. The first component is calculated based upon the loan balances classified in the five higher risk loan categories of "management attention", "special mention", "substandard", "doubtful" and "loss" in the Company's Watch List. Suggested regulatory loss reserve factors are then applied to each of these categories of classified loan balances. The second component is calculated by applying historical loss factors to the outstanding loan balance less any loans that are included in the Company's specific or higher risk allowances discussed above. Three levels of charge-off history are considered by management in arriving at this component of the general allowance. They are average five-year net charge-offs, the highest years' actual net charge-offs within the past 5 years and an estimated maximum charge-off factor. Each of these amounts is combined with the first component of the general allowance yielding a range for the total general allowance. Management selects a general allowance somewhere within this calculated range. Factors considered by management in making this decision include the volume and mix of the existing loan portfolio, including the volume and severity of non-performing loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

     Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.0 million at September 30, 2001 and $3.1 million at December 31, 2000.

     At September 30, 2001, approximately $3.0 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for inherent losses related to specific loans, compared to $1.3 million at December 31, 2000. Specific reserves increased in the third quarter of 2001 as management's assessment of specific credits, its evaluation of local and national economic conditions, and other analysis identified an increased impairment in the existing loan portfolio.

     Management's evaluation of the factors above resulted in allowances for loan losses of $5.3 million and $4.6 million at September 30, 2001 and December 31, 2000, respectively. The allowance as a percentage of total loans was 2.21% at September 30, 2001 and 1.95% at December 31, 2000.

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

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:


(unaudited)                                            September 30,     December 31,
(in thousands of dollars)                                  2001              2000
                                                       ------------      -----------

Loans on non-accrual status                                5,266            5,110
Loans past due greater than 90 days but not on
    non-accrual status                                       399            1,170
Other real estate owned                                    3,146            1,247
Other Assets                                                  13              312
                                                           -----            -----
   Total non-performing assets                             8,824            7,839
                                                           =====            =====
Percentage of non-performing assets to total assets         2.33%            2.64%
                                                           =====            =====


     At September 30,2001 non-performing assets were $8.8 million or 2.33% of total assets compared to $7.8 million or 2.64% of total assets at December 31, 2000. Analysis performed in the current quarter on existing credits and valuations of repossessed assets, combined with management's subjective analysis of local and national current economic conditions, warranted the charge-off of $831,000 of loans and the valuation write-down of $341,000 of repossessed assets during the quarter. Non-performing assets increased during the quarter due to the identification of impairment of additional loans previously classified as performing. Total non-performing assets increased from $7.7 million at June 30, 2001 to the current level. Approximately $3.7 million and $4.0 million of the non-accrual loans at September 30, 2001 and December 31, 2000 reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral.

     Other real estate owned increased from $1.2 million at December 31, 2000 to $3.1 at September 30, 2001 as non-accrual loans are foreclosed and the underlying collateral is taken in as OREO. The Company is actively marketing these assets.

Liquidity

     Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. At September 30, 2001, $2.8 million of the securities portfolio matures within one year.

     The Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have terms ranging from 1 through 15 years and at September 30, 2001 bear interest at rates from 3.25% to 8.62%. At September 30, 2001, $16.1 million in advances were outstanding from the FHLB. The Company has also significantly increased deposit liabilities and cash/due from banks in order to help fund the growth in loans held for sale experienced at Bay Mortgage during 2001 and to better the Company's liquidity position. At September 30, 2001 total cash and due from banks was $54.1 million compared to $25.6 million at December 31, 2000. Total deposits, particularly money market and broker certificates of deposit, have increased from $241.2 million to $320.2 million at December 31, 2000 and September 30, 2001, respectively. Although deposits and cash have increased in order to help fund the loans held for sale, the loans themselves are fairly liquid. The loans are held on the balance sheet for a short period of time, typically 15 to 45 days before they are sold to the secondary market.

Capital

     The Company and the Bank are required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company is required to have tier 1 leverage capital, tier 1 risk-based capital, and total risk-based capital ratios of 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2001, the Company's ratios were 6.68%, 8.80% and 10.06%, respectively. At December 31, 2000, the Company's ratios were 8.48%, 9.74% and 10.99%, respectively. The ratio of shareholders' equity to average assets was 8.73% and 11.93% at September 30, 2001 and December 31, 2000, respectively.

     The Bank's requirements for tier 1 leverage capital, tier 1 risk-based capital, and total risk-based capital ratios are also 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2001, the Bank's ratios were 6.82%, 9.02%, and 10.28%, respectively. At December 31, 2000, the Bank's ratios were 8.19%, 9.37%, and 10.62%, respectively.

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


                                              Cowlitz Bancorporation
                                              (Registrant)



Dated:  August 13, 2001                       ___/s/____________________
                                              Harve E. Menkens
                                              President


Dated:  August 13, 2001                       ___/s/____________________
                                              Don P. Kiser
                                              Vice-President/CFO/Secretary

                                  Exhibit Index

Exhibit No.

3.1*    Restated and Amended Articles of Incorporation of the Company

3.2*    Bylaws of the Company


        *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355