Form 10-K
period 2001-12-31
COWLITZ BANCORPORATION
filed 2002-03-29
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    Form 10-K

            [X] Annual Report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

                   For the fiscal year ended December 31, 2001

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

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 2002, was $14,633,200.

Common Stock, no par value on February 28, 2002:  3,692,560

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrants proxy statement dated April 19, 2002, for the 2002 annual meeting of shareholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
Part I

Item 1. Business.............................................................  3

Item 2. Properties........................................................... 11

Item 3. Legal Proceedings.................................................... 11

Item 4. Submission of matters to vote of securities holders.................. 12

Part II

Item 5. Market price and dividends on registrant's common equity and related stockholder matters................................................. 12

Item 6. Selected Financial Data.............................................. 13

Item 7. Management's discussion and analysis of financial condition and results of operations............................................... 14

Item 8. Financial statements and supplementary data.......................... 33

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure................................................ 71

Part III

Item 10. Director and executive officers of the registrant................... 71

Item 11. Executive compensation.............................................. 71

Item 12. Security ownership of certain beneficial owners and management...... 71

Item 13. Certain relationships and related transactions...................... 71

Part IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K.... 71

Note: This document has not been reviewed, or confirmed for accuracy or relevancy by the Federal Deposit Insurance Corporation.

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

        The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, mortgage origination and trust services. From 1998 through 2001, the Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation ("BFC"), which was sold in the first quarter of 2002.

        The Company's goal is to expand its position as a community-based provider of financial services. The Company's growth strategy is based on providing both exceptional personal service and a wide range of financial services to its customers. This is done by emphasizing personal service and developing strong community ties, offering financial products and services that are focused on small and medium-sized businesses, and increasing business volume in existing markets. In accordance with this strategy, during 1999 and 2000, the Company acquired or opened several mortgage and escrow branches. Bay Mortgage and Bay Escrow of Bellevue, Washington, Bay Mortgage and Bay Escrow of Seattle, Washington, Bay Mortgage of Silverdale, Washington, and Bay Mortgage of Vancouver, Washington (collectively "Bay Mortgage") have joined together with the Longview mortgage operations as a division of Cowlitz Bank. Bay Mortgage serves customers throughout the greater Bellevue/Seattle market area, Cowlitz County, and through the Vancouver office, the greater Portland, Oregon market. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank. In mid-2000, the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon, which operates as a branch of the Bank doing business as Northern Bank of Commerce. NBOC operates its main office in downtown Portland, and has 12 limited service branches located within retirement centers in the Portland metropolitan area.

Products and Services

        The Company offers a broad portfolio of products and services tailored to meet the financial needs of targeted customers in its market areas. It believes this portfolio is generally competitive with the products and services of its competitors, including major regional and national banks. These products and services include:

        Deposit Products. The Company provides a range of deposit products for customers, including non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. During times of asset growth, or as liquidity needs arise, the Company will utilize broker deposits as a source of funding. The Company strives to establish customer relations to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its cost of funds.

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

        Commercial Loans. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include equipment and inventory financing, operating lines of credit and accounts receivable financing. For regulatory purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages and trust deeds on real property, although the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and inventory or other working capital needs. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans secured by real property are generally limited to 80% of the value of collateral. In some cases, the Company may require personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by its single borrower lending limits imposed by law. See "Risk Factors" for further discussion.

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

        Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a retirement home branch network, a debit card program, automated teller machines at five branch locations and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company does not currently charge fees for any of these services, with the exception of ATM transactions through other financial institutions. The Company provides drive-through facilities at four of its branches, including the Triangle Mall branch in Longview, which is exclusively a drive-up facility. In 2001, the Company implemented a website, internet banking, and cash management system to enhance the services available to both business and private account holders. Account inquires, wire transfers, bill pay services, and general management of account portfolios are services now available on line.

        Trust Services. Cowlitz Bank is the only bank in Cowlitz County to offer complete trust services. The trust department, located in the offices of the main branch in Longview, WA, focuses on the needs of the customer, providing trust services to individuals, partnerships, corporations and institutions and acting as fiduciary of living trusts, estates and conservatorships. The trust department also acts as trustee under wills, trusts, and other plans. The Company believes these services add to the value of Cowlitz Bank as a community bank by providing local access to services that have been previously sought from out of the area institutions.

        Internet Banking. Continuing the Company's desire to provide valuable financial services to its customers, a website and Internet banking and cash management system was introduced in the second quarter of 2001. Through this upgrade of our technology capabilities, the Company is able to provide our clients secure access, information, and services while enhancing the advantages they presently enjoy. Business clients can avail themselves of a comprehensive cash management program which allows them to easily and securely move money between accounts, wire funds, receive funds, pay bills, and generally manage their financial resources. Retail customers now have the ability to access account information, pay bills, and manage their accounts from the comfort of their homes. By offering on-line banking services, the Company hopes to strengthen existing customer relationships and to attract new customers in the future.

        Other Financial Services. The Company believes that providing its customers a full range of financial services is an important element of its strategy to attract and retain customers. To this end, the Company has entered into a lease arrangement with Raymond James Financial Services, Inc., a securities broker. This organization maintains an office on the main floor of the Cowlitz Financial Center, where the main office of the Company is located, and has access to space in the Company's other branches to allow representatives of Raymond James to meet with clients. The Company has no financial interest in Raymond James Financial Services, Inc.

Acquisitions

        On July 1, 2000, the Company acquired Northern Bank of Commerce (NBOC), of Portland, Oregon for approximately $3.8 million in cash, including acquisition costs. The Company has accounted for the transaction using the purchase method of accounting. Under the terms of the agreement, the shareholders of NBOC received $2.48 in cash for each share of NBOC stock.

        The following table summarizes the acquisition of NBOC. As part of the transaction, goodwill of $946,000 was recognized.

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
                                                                       ========

        The following unaudited pro forma financial information for the Company gives effect to the acquisitions of NBOC, as if it had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future for the combined companies under the ownership and management of the Company. The pro forma results include certain adjustments, such as additional expense, as a result of goodwill amortization.

                                                     Year Ended December 31,
                                                    --------------------------
                                                        2001           2000
                                                    -----------    -----------
                                                                   (Pro forma)
(dollars in thousands, except per share amounts)
   Net interest income                              $    13,845    $    14,326
                                                    ===========    ===========
   Net loss                                         $    (1,450)   $      (279)
                                                    ===========    ===========
   Net interest income per share                    $      3.72    $      4.49
                                                    ===========    ===========
   Losses per share                                 $      (.39)   $     (0.20)
                                                    ===========    ===========

        During 1999, the Company acquired Bay Mortgage, of Bellevue, Washington, Bay Mortgage of Seattle, and Bay Escrow of Seattle, Washington. The acquisitions were accounted for using the purchase method of accounting and included cash payments of $1.8 million and issuance of common stock with a value of $977,000. During 2001, additional payments totaling $772,000 were recorded in connection with the acquisitions, pursuant to a performance earn-out agreement. The additional acquisition costs have been recorded as goodwill associated with the purchase.

Market areas

        The Company's primary market areas from which it accepts deposits and makes loans are Cowlitz County, in southwest Washington, King County, Washington, the Portland metropolitan area in Oregon, and the surrounding counties in Washington and northwest Oregon. As a community bank, Cowlitz Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. Bay Mortgage is concentrated in western Washington and northwest Oregon.

Employees

        As of December 31, 2001, the Company employed a total of 199 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

Risk Factors

Exposure to Regional Economy

        Historically, the Company has been extremely dependent upon and sensitive to the economy of Cowlitz County, which is firmly dependent on three industries, pulp and paper, wood products, and aluminum. These industries have been in a state of decline for the past 15 years, and Cowlitz County felt the impact particularly in 2001. The impact of the permanent loss of at least 800 manufacturing jobs, double-digit unemployment, two contentious strikes, and increasing power rates, are factors that have severely dampened the local economy. The Company's expansion into the Seattle, Washington, and Portland, Oregon markets has greatly reduced its dependence on the economy of Cowlitz County. However, the Company is still dependent on the economy in the Pacific Northwest region, which has experienced similar challenges in unemployment, increased utility costs, and general economic weakness in the Portland and Seattle metro areas.

Credit Risk

        The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and most loans are secured by collateral, the downturn in the economy and the real estate market or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during an economic downturn.

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

        The banking industry in the market areas in which the Company operates is generally characterized by well established, large banks. There are also thrift institutions, other community banks and credit unions within the market areas that are very competitive in deposit and consumer lending areas.

        The major competition for commercial and mortgage banking services in Cowlitz County comes from U.S. Bank, Key Bank, Bank of America and Columbia State Bank. None of these competitors are headquartered in Cowlitz County and many have relocated key functions (e.g., loan decisions) into regional offices outside of the area. However, within the past two years, competition has increased with the start-up of two community banks in Longview. In the Company's greater Seattle market area, the main sources of competition are U.S. Bank, Key Bank, Bank of America, Wells Fargo, Washington Mutual, Evergreen State Bank, Western Bank, Columbia Bank, First Horizon, and other community banks and mortgage companies located in the greater Seattle/Bellevue area. For NBOC in the Portland area, competition comes from banks such as Washington Mutual, US Bank, Bank of America, Wells Fargo, Centennial Bank, Bank of the Northwest, and Key Bank. The retirement center branches compete with smaller, in-store branches (such as Washington Mutual branches in Fred Meyer stores) and credit unions.

        Offices of the major financial institutions have competitive advantages over the Company in that they have high public visibility, may offer a wider variety of products and are able to maintain advertising and marketing activities on a much larger scale than the Company can economically maintain. Since single borrower lending limits imposed by law are dependent on the capital of the institution, the branches of larger institutions with substantial capital bases also have an advantage with respect to loan applications that are in excess of the Company's legal lending limits.

        In competing for deposits, the Company is subject to certain limitations not applicable to non-bank financial institution competitors. Previous laws limiting the deposit instruments and lending activities of savings and loan associations have been substantially eliminated, thus increasing the competition from these institutions. In the Company's Cowlitz County market area, the main source of competition for deposits is the relatively large number of credit unions.

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

        Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA") and, as such, is subject to the regulations of the Federal Reserve. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

        Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve is the federal regulatory and examining authority for bank holding companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. These guidelines are similar to, although not identical with, the guidelines applicable to banks. See "Bank Capital Requirements." At December 31, 2001, the Company's Tier 1 leverage capital ratio was 6.51%, its Tier 1 risk-based capital ratio was 8.84% and its total risk-based capital ratio was 10.10%.

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

        These guidelines divide a bank's capital into two tiers. Tier 1 includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term, limited-life, preferred stock, mandatory convertible securities, certain hybrid capital instruments, term-subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

        Certain regulatory capital ratios for the Company and the Bank at December 31, 2001 are set forth below:

                                                               Company     Bank
                                                               -------     ----
Total-Risk Based Capital to Risk-Weighted Assets .........     10.10%     10.72%
Tier 1 Capital to Risk-Weighted Assets ...................      8.84%      9.46%
Tier 1 Leverage Ratio ....................................      6.51%      6.99%

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

        The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total, risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. At the end of the 1st and 2nd quarters of 2001, Cowlitz Bank had dropped below well capitalized in the total risk-based capital category. By the 3rd quarter of 2001, the Bank had increased capital to a level that brought the ratios back into the well-capitalized category. Cowlitz Bank currently exceeds all of these ratios.

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

        The Federal Reserve Board classifies a bank holding company as "well capitalized" if it has a total, risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater. At the end of the 2nd quarter of 2001, the Company had dropped below well capitalized in the total risk-based capital category. By the 3rd quarter of 2001, the Company had increased capital to a level that brought the ratios back into the well capitalized category. The Company currently exceeds all of these ratios.

        Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund (BIF). As an institution whose deposits are insured by BIF, Cowlitz Bank is required to pay deposit insurance premiums to BIF.

        FDICIA required the FDIC to issue regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. In the first and second quarters of 2001, the Bank paid an assessment rate of $0.10 per $100 of domestic deposits, which decreased to $0.03 for the third and fourth quarters of 2001. Beginning in the first quarter of 2002, the assessment rate for Cowlitz Bank will increase to $.17 per $100 of domestic deposits. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $1.82 cents per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

        Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law, which significantly reforms various aspects of the financial services business. Among the provisions in the GLB Act are those which:

o establish a new framework under which bank holding companies and banks can own securities firms, insurance companies and other financial companies; and

o provide consumers with new protections regarding the transfer and use of their non-public personal information by financial institutions; and

o change the Federal Home Loan Bank ("FHLB") system in numerous ways including a change in the manner of calculating the Resolution Funding Corporation obligations payable by the FHLB and a broadening of the purposes for which FHLB advances may be used.

        Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings are "outstanding," satisfactory," "needs to improve" and "substantial non-compliance."

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

        Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Washington Legislature and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and Cowlitz Bank in particular would be affected.

Cowlitz Bancorporation/CFC       Bay Bank                              Northern Bank of Commerce
--------------------------       --------                              -------------------------
927 Commerce Ave.                10500 NE 8th Street, STE 1750         1001 SW 5th Ave., Suite 250
Longview, Wa  98632              Bellevue, Wa  98004                   Portland, Or  97204
(360) 423-9800                   (425) 452-1543                        (360) 308-0959

Cowlitz Bank                                                           Northern Bank of Commerce
Kalama Branch                    Bay Mortgage & Escrow - Bellevue      Retirement Centers:
-------------                    --------------------------------      -------------------
195 N. 1st St.                   10500 NE 8th Street, STE 1550         Gresham Manor (Gresham, Or)
Kalama, Wa  98625                Bellevue, Wa  98004                   Springridge at Charbonneau (Wilsonville,Or)
(360) 673-2226                   (425) 635-5151                        Creekside Retirement (Beaverton,Or)
                                                                       Carman Oaks (Lake Oswego, Or)
Cowlitz Bank                                                           Beaverton Lodge (Beaverton, Or)
Triangle Mall Branch             Bay Mortgage & Escrow - Seattle       Parkrose Chateau (Portland, Or)
--------------------             -------------------------------       Royal Marc (Milwaukie, Or)
800 Triangle Mall                2825 Eastlake E., STE 300             Vinyard Place (Milwaukie, Or)
Longview, Wa  98632              Seattle, Wa  98102                    Somerset Lodge (Gladstone, Or)
(360) 577-6067                   (206) 324-7777                        Edgewood Downs (Beaverton, Or)
                                                                       Summerfield Estates (Tigard, Or)
Cowlitz Bank                                                           Rock Creek (Hillsboro, Or)
Kelso Branch                     Bay Mortgage - Vancouver
------------                     ------------------------
1000 South 13th                  201 NE Park Plaza Drive STE 296
Kelso, Wa  98626                 Vancouver, Wa  98684
(360) 423-7800                   (360) 944-9431

Cowlitz Bank
Castle Rock Branch               Bay Mortgage - Silverdale
------------------               -------------------------
202 Cowlitz St. W.               9230 Bay Shore Dr. NW STE 201
Castle Rock, Wa  98611           Silverdale, Wa  98383
(360) 274-6685                   (360) 308-0959

Item 3. Legal Proceedings

         The Company from time to time enters into routine litigation resulting from the collection of secured and unsecured indebtedness as part of its business of providing financial services. In some cases, such litigation will involve counterclaims or other claims against the Company. Such proceedings against financial institutions sometimes also involve claims for punitive damages in addition to other specific relief. Currently, the Company is not a party to any litigation other than in the ordinary course of business, except as noted below. In the opinion of management, the ultimate outcome of all pending legal proceedings will not individually or in the aggregate have a material adverse effect on the financial condition or the results of operations of the Company.

         On March 8, 2002, a lawsuit was filed against the Company by Independent Financial Network, Inc. ("IFN"), and one of IFN's shareholders, Scott Rerucha. The Company acquired certain assets and operations from IFN in 1999 pursuant to a purchase agreement with IFN, Mr. Rerucha, and other individuals. The operations acquired from IFN are the core of the Company's Bay Mortgage division. The complaint alleges, among other things, that the Company has materially breached its obligations under the purchase agreement and requests that the plaintiffs be awarded unspecified damages and that Mr. Rerucha be relieved of his non-competition obligations under the purchase agreement. The Company does not believe it has breached its obligations under the IFN agreement and intends to vigorously defend this action.

Item 4. Submission of matters to a vote of securities holders

        None.

                                     PART II

Item 5. Market price and dividends on the registrant's common equity and related stockholder matters

        Effective March 12, 1998, Cowlitz Bancorporation stock began trading on the Nasdaq National Market under the symbol "CWLZ". Prior to that date, there had been no organized market for the Common Stock, and to the knowledge of the Company, no third party bid and ask information was available.

                                      2001                                2000
                         ------------------------------      ------------------------------
                           Market Price                        Market Price
                         ---------------  Cash Dividend      ---------------  Cash Dividend
                         High        Low     Declared        High        Low     Declared
                         ----        ---     --------        ----        ---     --------
1st Quarter              $6.00      $4.56      $.018         $5.25      $4.50      $.018
2nd Quarter              $5.50      $5.00      $.018         $5.75      $4.44      $.018
3rd Quarter              $6.00      $5.01      $.000         $4.88      $4.28      $.018
4th Quarter              $6.00      $5.25      $.000         $5.13      $4.38      $.018

        During 2001, the Company paid three dividends, including the $.018 declared in the fourth quarter of 2000, which was paid in the first quarter of 2001. The Company suspended dividends indefinitely after the 2nd quarter of 2001. Based upon the number of record holders, there were 3,692,560 shares of common stock outstanding, held by 329 shareholders of record, which excludes shares held in street name, as of February 28, 2002.

Item 6. Selected Financial Data

                                                                 As of and for the Year Ended December 31,
                                                  ------------------------------------------------------------------------
                                                     2001            2000           1999           1998           1997
                                                  -----------     -----------    -----------    -----------    -----------
(dollars in thousands except per share data)
Income Statement Data
Interest income ...............................       $27,227         $22,848        $15,276        $15,838        $15,032
Interest expense ..............................        13,382           9,940          5,248          5,973          6,889
                                                  -----------     -----------    -----------    -----------    -----------
Net interest income ...........................        13,845          12,908         10,028          9,865          8,143
Provision for loan loss .......................         5,262           1,155          1,349            509            375
                                                  -----------     -----------    -----------    -----------    -----------
Net interest income after provision
     for loan loss ............................         8,583          11,753          8,679          9,356          7,768
Non-interest income ...........................         9,591           5,219          3,191            978            749
Non-interest expense ..........................        19,474          15,492         10,794          6,927          5,284
                                                  -----------     -----------    -----------    -----------    -----------
Income (loss) before provision for income taxes        (1,300)          1,480          1,076          3,407          3,233
Provision for income taxes ....................           150             611            420          1,181          1,109
                                                  -----------     -----------    -----------    -----------    -----------
Net income (loss) .............................       $(1,450)           $869           $656         $2,226         $2,124
                                                  ===========     ===========    ===========    ===========    ===========
Dividends
Cash ..........................................           200             281            281            212            126
Ratio of dividends to net income ..............           N/A           32.34%         42.84%          9.52%          5.93%
Per Share Data
Diluted earnings per share ....................        $(0.39)          $0.22          $0.16          $0.57          $0.78
Cash dividends per common share ...............         $0.05           $0.07          $0.07          $0.06          $0.05
Weighted average shares outstanding ...........     3,691,728       3,885,946      4,054,657      3,715,901      2,601,650
Balance Sheet Data (at period end)
Investment securities .........................       $34,303         $12,071        $12,991        $11,530         $8,481
Loans, net ....................................       229,215         229,078        147,105        129,160        129,993
Total assets ..................................       370,660         296,898        198,495        178,345        173,293
Total deposits ................................       315,490         241,216        137,607        122,361        136,209
Total short-term borrowings ...................         2,750           1,275          3,825          2,275            725
Total long-term borrowings ....................        19,009          21,348         24,281         21,799         21,900
Total shareholders' equity ....................        28,748          30,409         31,490         30,920         13,887
Selected Ratios
Return on average total assets ................         (0.41)%          0.34%          0.37%          1.24%          1.28%
Return on average shareholders' equity ........         (4.72)%          2.82%          2.08%          8.34%         16.65%
Net interest margin ...........................          4.21%           5.51%          6.31%          6.08%          5.33%
Efficiency ratio (1) ..........................         83.09%          85.46%         81.66%         63.89%         59.42%
Asset Quality Ratios
Allowance for loan losses to:
     Ending total loans .......................          2.55%           1.95%          1.53%          1.39%          1.49%
     Non-performing assets (2) ................         80.09%          58.18%         76.88%         54.66%         81.51%
Non-performing assets to ending total assets ..          2.02%           2.64%          1.49%          1.86%          1.39%
Net loan charge-offs to average loans .........          1.60%           0.43%          0.67%          0.54%          0.23%
Capital Ratios
Shareholders' equity to average assets ........          8.14%          11.93%         17.73%         17.29%          8.37%
     Tier 1 capital ratio (3) .................          8.84%           9.74%         17.51%         22.21%          9.61%
     Total risk-based capital ratio (4) .......         10.10%          10.99%         18.76%         23.46%         11.34%

(1) Efficiency ratio is non-interest expense divided by the sum of net interest income plus non-interest income.
(2) Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, other real estate owned, and other repossessed assets.
(3)     Tier 1 capital divided by risk-weighted assets.
(4)     Total risk-based capital divided by risk-weighted assets.

Certain interest income, non-interest income, and non-interest expense amounts have been restated from prior years to conform to the current year presentation. These reclassifications have no effect on the Company's previously stated results of operation or earnings per share.

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

Critical Accounting Policies

        Cowlitz Bancorporation (the "Company") and its wholly owned subsidiary, Cowlitz Bank (also the "Company" or the "Bank") have identified their most critical accounting policy to be that related to the allowance for loan losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date. Quantitative factors include historical loss experience, recent delinquency and charge-off experience, changes in the levels of non-performing loans, portfolio size, and other known factors with specific loans. Qualitative factors include assessments of the types and quality of the loans within the loan portfolio as well as current local, regional, and national economic considerations. Changes in the above factors could have a significant affect on the determination of the allowance for loan losses. Therefore, a full analysis is performed by management on a quarterly basis to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses."

Introduction

        For all periods reported, the Company has reclassified certain income and expense items relating to the loans funded or processed by Bay Mortgage in order to conform with changes in the current period presentation. Fees collected on loans brokered, but not funded, by Bay Mortgage to outside lenders had been recorded as interest income but are now properly classified as non-interest income. Similarly, loan origination fees related to loans held-for-sale and previously reported as interest income have been reclassified. Loan origination fees on loans held-for-sale, net of certain direct origination costs, are deferred and amortized as an adjustment of the yield on the related loan using the interest method. Such net deferred loan origination fees are recognized when the related loans are subsequently sold or repaid. These reclassifications have no effect on the Company's previously reported financial position, results of operations, or earnings per share.

        The Company has recently undertaken significant business changes to strengthen its position as a leading provider of financial services in Cowlitz County and to expand its services throughout western Washington and the Portland, Oregon markets.

        In July of 2000, the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon in a business combination accounted for using the purchase method. Also in July of 2000, the Company expanded its mortgage division by opening a branch of Bay Mortgage in Silverdale, Washington. The results of operations of the Company for year ended December 31, 2000 do not include the results of operations for NBOC prior to the date of purchase. In addition, the balance sheet annual averages used throughout this report have not been adjusted to reflect the acquisition and expansion in mid-2000.

        During 1999, the Company also expanded its business operations. Beginning in February 1999, the Company opened a loan office in Vancouver, Washington. In July and August 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington, both of which are residential mortgage companies located in the greater Seattle area. In September 1999, Cowlitz Bank opened a branch in Bellevue doing business as Bay Bank and acquired Bay Escrow of Seattle, Washington. The addition of the new mortgage divisions, collectively "Bay Mortgage," has increased the Company's non-interest income through fees associated with the origination and sale of residential mortgage loans.

        In 1999, 2000, and 2001, the Company's business also included Business Finance Corporation ("BFC"), its finance subsidiary which was acquired in September of 1998. This operation was sold in its entirety in the first quarter of 2002.

        The Company's results of operation for 2001 were greatly affected by the overall slowing of the national economy. During 2001 the Federal Reserve Board cut the fed fund interest rates eleven times, dropping the rate from 6.5% to 1.75%. Cowlitz Bank responded with corresponding reductions in its internal prime rate from 9.50% at the beginning of 2001 to 4.75% currently. Approximately 40% of Cowlitz Bank's loan portfolio is indexed to the prime rate, and such significant reductions over a relatively short period of time, greatly reduced the yields earned on the Bank's loan portfolio, and interest-earning assets in general. However, many of the interest rates paid on interest -bearing liabilities did not re-price as quickly as the assets. Over one-half of the Bank's funding is in fixed rate certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB), which do not re-price until the maturity of the instrument. These factors created a narrowing of the interest spread between interest-earning assets and interest-bearing liabilities, reducing the Company's net interest income yield and net income from the banking segment. (See the net interest income section for additional discussion.) Adverse economic conditions also contributed to the increase in charged off loans and the Company's decision to record greater loan loss provisions than in past periods.

        Although the environment of lowering interest rates presented unique challenges to the banking segment, the mortgage segment flourished under those conditions. Bay Mortgage originated over three times the volume of residential mortgage loans during 2001 compared to 2000. The resulting income from interest, fee and sales premiums on these loans, allowed Bay Mortgage to contribute a substantial after tax net income to the Company's results of operation. However, the boom in residential lending presented funding challenges that the banking segment absorbed. Loans held-for-sale grew from $10.0 million at December 31, 2000 to $37.3 million at December 31, 2001. During the 1st and 2nd quarters of 2001, in order to fund the rapid increase in loan volume, management utilized the broker CD market as a funding and liquidity source. Although the loans held-for-sale are typically sold within 14-45 days after funding, at the peak during 2001, approximately $68.0 million of loans had been funded, but remained unsold. Management purchased brokered certificates to fund this activity, but as asset origination volumes declined, the CD's had not yet matured, which resulted in excess liquidity. A portion of this excess cash was used to increase the Company's investment portfolio by $22.2 million, but the Company's cash and cash equivalents are still $24.6 million higher at December 31, 2001 than at December 31, 2000. The Company anticipates a reduction in broker CD's as they mature unless the volume of loan originations continues at the rapid pace experienced in 2001.

        For the 12 months ended December 31, 2001, the Company's net loss was $1.5 million or $(.39) per diluted share of common stock compared to $869,000 net income or $.22 per diluted share for 2000. The 2001 results of operation included a $2.3 million net loss from the Company's finance subsidiary, Business Finance Corporation. During 2001, the collection of certain accounts receivable at BFC was considered doubtful so a provision for loan losses of $1.6 million was recorded to fully reserve for the charge-off of those credits. In addition, an analysis of the carrying value of goodwill on the balance sheet of BFC revealed an impairment of that asset, so the Company wrote down the goodwill asset value to zero. This decision resulted in a charge against income of $1.2 million, which contributed to the $2.3 million loss in 2001 for that operating segment.

        Total assets at December 31, 2001 were $370.7 million, up 24.9% compared to assets of $296.9 million at December 31, 2000. Gross loans increased $1.6 million or less than 1% from $233.6 million at December 31, 2000 to $235.2 million at December 31, 2001. Non-performing assets as a percentage of total assets decreased from 2.64% at December 31, 2000 to 2.02% at December 31, 2001. Total non-performing assets decreased from $7.8 million to $7.5 million over the same period. Total liabilities for the Company increased 28.3% or $75.4 million from $266.5 million at the end of 2000 to $341.9 million at the end of 2001. Deposits increased to $315.5 million at December 31, 2001, an increase of $74.3 million from $241.2 million at December 31, 2000. As discussed above, this increase was primarily due to the need to fund the growth of loans held-for-sale during 2001.

Results of Operations

        Certain reclassifications have been made to prior year interest income, non-interest income and non-interest expense. These restatements reduced interest income by $3.2 million from $26.0 million to $22.8 million in 2000, and by $1.4 million from $16.7 million to $15.3 million in 1999. Non-interest expense was reduced by $1.2 million from $16.7 million to $15.5 million in 2000, and by approximately $100,000 from $10.9 million to $10.8 million in 1999. Non-interest income was increased by the net effect of the interest income and non-interest expense reclassifications. The non-interest income previously reported in 2000 was $3.3 million, and was increased by $1.9 million to $5.2 million. The 1999 restatement was $1.4 million, increasing non-interest income from $1.8 million to $3.2 million.

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

        Other than the reclassifications discussed above, a number of factors affected the Company's interest yields, margins, and spread when comparing the twelve months ending December 31, 2001 to the same period for 2000. Following the trend of the Federal Reserve Board in cutting the national fed funds rate, the Company enacted eleven decreases in its prime rate during 2001. Variable rate loans re-price immediately to changes in prime, but fixed rate liabilities, particularly certificates of deposit do not immediately adjust with prime changes, but do so when the CD matures and is replaced at the lower rate. The Company's current mix of loans includes approximately 60% fixed rate loans, and 40% that re-price to prime. The falling rate environment experienced during 2001 caused yields on assets to decline more rapidly than the liability costs, narrowing the interest spread. Increased volumes of both interest-earning assets and average interest-bearing liabilities have offset the decline in rates earned and paid, resulting in the increase in both interest income and interest expense in 2001 when compared to 2000 and 1999. The decline in interest margin from year to year is due to the mix of interest-earning assets, and interest-bearing liabilities. Higher yielding fixed rate commercial loans made up a lower percentage of the total interest-earning assets due to the increase in volume of lower rate residential mortgage loans held-for-sale, interest-bearing deposits due from banks, and available-for-sale investments. Conversely, certificates of deposit, which typically carry a higher rate than other deposit products, made up a higher percentage of the average total interest-bearing liabilities mix in 2001. The increase in low rate interest-bearing deposits due from banks, and the increase in high rate certificates of deposit are the result of the same market factors. The Company purchased funds through the broker CD market to create the liquidity needed to fund the rapid growth of the mortgage division during 2001. Although the mortgage loans held-for-sale typically sell within 15-45 days after funding, interest rates were dropping so quickly early in and throughout 2001, the Company's pipeline of loans funded but not yet sold increased from $10.0 million at the end of December to over $50.0 million at March 31, 2001. This rapid increase in volume outstripped the Company's available liquidity, necessitating the use of wholesale funding. The volume of loans funded but not yet sold remained at approximately $40.0 million throughout 2001, but peaked at about $68.0 million in the fourth quarter of 2001. Rather than create additional liquidity by purchasing additional brokered funds, management utilized the broker loan market, removing the necessity of the Bank to fund the high volumes of loans, and also hired additional employees to speed up and streamline the loan selling process. These changes brought the volume of loans held-for-sale to $37.3 million at December 31, 2001, reversing the Company's liquidity position. This resulted in excess cash and deposits due from banks which were invested at a lower fed funds rate, weakening the interest yields, spread, and margins. The Company anticipates a reduction in broker CD's as they mature, unless the volume of mortgage loan originations continues at the rapid pace experienced in 2001.

        The yield earned on loans outstanding (including residential mortgage loans held-for-sale) during 2001 was 8.97% compared to 10.20% in 2000, and 10.37% in 1999. The increase in the average volume of loans from year to year more than offset the decline in rates causing the total interest income on loans to increase to $25.1 million in 2001 compared to $21.3 million for 2000 and $13.9 million in 1999. The yield earned on taxable securities decreased to 5.42% in 2001 from 7.79% in 2000 primarily due to overall interest rate reductions. The average interest-earning balances due from banks increased significantly to $28.4 million during 2001 from $12.9 million in 2000 and $9.5 million in 1999. As a result, total interest earned on balances due from banks also increased from year to year, but the yield earned decreased to 3.62% in 2001 from 4.7% in 2000, and 4.89% in 1999. The total yield earned on all interest-earning assets declined to 8.28% in 2001 from 9.76% and 9.61% for the years 2000 and 1999, respectively. As discussed above, the decline is due to the interest rate cuts, the higher percentage of loans which are lower rate mortgage loans held-for-sale, and the higher percentage of cash and due from banks. Despite the drop in yields earned, volumes increased significantly, explaining the increase in total interest earned.

        Liability costs were also affected during 2001 by the declining rate environment. The rates paid on all interest-bearing liabilities were lower in 2001 when compared to 2000 and 1999, but did not fall as fast or as far as interest-earning assets, narrowing the interest spread to 3.46% in 2001 from 4.43% in 2000 and 5.11% in 1999. The yield on savings and interest-bearing demand deposit accounts decreased to 2.91% compared to 3.35% and 2.99% in 2000 and 1999, respectively. Certificates of deposit also had a decline in average rates paid to 5.70% during 2001 from 6.31% in 2000, but was higher than 5.39% in 1999. Both of these types of deposits experienced increases in volume and interest expense from year to year as a response to liquidity needs. Long-term borrowings had a decline in rate, volume and interest expense in 2001 when compared to 2000. In 2001, the Company took advantage of an opportunity to refinance a $2.5 million loan with the FHLB at a much lower rate. For all interest-bearing liabilities, the average rate paid decreased to 4.82% in 2001 from 5.33% in 2000.

        Net interest income for the year ended December 31, 2001 was $13.8 million, an increase of 7.0% from $12.9 million in 2000, which was $2.9 million higher than 1999. The net interest margins for the periods ended December 31, 2001, 2000, and 1999 were 4.21%, 5.52%, and 6.31%, respectively. Interest expense as a percentage of average earning assets decreased to 4.07% in 2001, compared to 4.25% in 2000 and 3.30% in 1999.

        Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to (i) average balances of assets and liabilities, (ii) the total dollar amount of interest income on interest-earning assets and interest expense on interest-bearing liabilities, (iii) resulting yields or costs, (iv) net interest income and (v) net interest spread. Non-accrual loans have been included in the table as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

                                                            As of and For The Year Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                                            2001                              2000                             1999
                             ---------------------------------  --------------------------------  ---------------------------------
                             Average      Interest              Average      Interest             Average      Interest
                             Outstanding  Earned/      Yield/   Outstanding  Earned/      Yield/  Outstanding  Earned/      Yield/
                             Balance      Paid          Rate    Balance      Paid          Rate   Balance      Paid          Rate
                             -----------  ----------  --------  -----------  ----------  -------  -----------  ----------  --------
(dollars in thousands)
ASSETS:
Loans ......................   $279,556    $25,088     8.97%     $208,574    $21,283      10.20%   $134,017      $13,901      10.37%
Taxable securities .........     20,087        848     5.42%       11,127        651       7.79%     15,205          681       5.93%
Non-taxable securities(1) ..        200         11     5.50%          200         11       5.50%        200           11       5.50%
Federal funds sold .........        544         14     2.57%        1,281         83       6.48%          6           --       0.00%
Interest-earning balances
    due from bank ..........     28,415      1,269     3.62%       12,905        823       4.70%      9,514          686       4.89%
                               --------    -------     -----      -------    -------      ------   --------      -------     -------
     Total interest-
       earning assets ......    328,802     27,230     8.28%      234,087     22,851       9.76%    158,942       15,279       9.61%
                                           -------                           -------                             -------
Cash and due from banks ....     11,774                             9,500                             8,792
Premises and equipment .....      5,452                             5,793                             5,953
Allowance for loan losses ..     (4,139)                           (3,738)                           (1,996)
Net intangibles ............      5,068                             5,191                             3,911
Other assets ...............      6,207                             3,996                             2,055
                               --------                          --------                          --------
      Total assets .........   $353,164                          $254,829                          $177,657
                               ========                          ========                          ========

LIABILITIES AND
     SHAREHOLDERS' EQUITY:

Savings and interest-
   bearing demand
   deposits ................    $89,336     $2,600     2.91%      $64,667     $2,169       3.35%    $49,128       $1,469       2.99%
Certificates of deposit ....    164,736      9,382     5.70%       97,715      6,164       6.31%     43,299        2,332       5.39%
Long-term borrowings .......     20,166      1,285     6.37%       21,979      1,501       6.83%     22,067        1,350       6.12%
Short-term borrowings ......      3,523        115     3.26%        2,115        106       5.01%      2,117           97       4.58%
                               --------    -------     -----      -------    -------      ------   --------      -------     -------
     Total interest-
       bearing
       Liabilities .........    277,761     13,382     4.82%      186,476      9,940       5.33%    116,611        5,248       4.50%
                                           -------                           -------                             -------
Non-interest-bearing
  deposits .................     41,652                            35,564                            28,602
Other liabilities ..........      3,050                             2,007                             1,024
                               --------                          --------                          --------
     Total liabilities .....    322,463                           224,047                           146,237

Shareholders' equity .......     30,701                            30,782                            31,420
                               --------                          --------                          --------
     Total liabilities and
      shareholders' equity..   $353,164                          $254,829                          $177,657
                               ========                          ========                          ========

Net interest income                        $13,848                           $12,911                             $10,031
                                           =======                           =======                             =======
Net interest spread                                    3.46%                               4.43%                               5.11%
Average yield on earning assets                        8.28%                               9.76%                               9.61%
Interest expense to earning assets                     4.07%                               4.25%                               3.30%
Net interest income to earning assets                  4.21%                               5.52%                               6.31%

(1) Interest earned on non-taxable securities has been computed on a 34 percent tax equivalent basis. (2) Certain interest income amounts have been restated from prior years to conform to the current year presentation. These restatements have no effect on the Company's previously reported net income or earnings per share.

         Analysis of changes in interest differential. The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variances have been allocated to volume changes:

                                                                              Year Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                             2001 versus 2000                          2000 versus 1999
                                                  -------------------------------------    -------------------------------------
                                                  Increase (Decrease)                      Increase (Decrease)
                                                         Due to                                   Due to
                                                  -------------------   Total Increase/    -------------------   Total Increase/
                                                  Volume         Rate     (Decrease)       Volume         Rate      (Decrease)
                                                  ------         ----     ----------       ------         ----      ----------
(dollars in thousands)
Interest income:
     Interest-earning balances due
         from banks ............................    $562         $(140)         $422          $159          $(17)         $142
     Federal funds sold ........................     (19)          (50)          (69)           83            --            83
     Investment security income:
         Taxable securities ....................     485          (264)          221          (318)          283           (35)
         Non-taxable securities ................      --            --            --            --            --            --
     Loans, including fees on loans ............   6,370        (2,565)        3,805         7,608          (226)        7,382
                                                 -------       -------       -------       -------       -------       -------
         Total interest income .................   7,398        (3,019)        4,379         7,532            40         7,572
                                                 -------       -------       -------       -------       -------       -------
Interest expense:
     Savings and interest-bearing
         demand ................................     718          (287)          431           521           179           700
     Certificates of deposit ...................   3,817          (599)        3,218         3,433           399         3,832
     Short-term borrowings .....................      46           (37)            9            --             9             9
     Long-term borrowings ......................    (116)         (100)         (216)           (6)          157           151
                                                 -------       -------       -------       -------       -------       -------
         Total interest expense ................   4,465        (1,023)        3,442         3,948           744         4,692
                                                 -------       -------       -------       -------       -------       -------
Net interest spread ............................  $2,877       $(1,940)         $937        $3,584         $(704)       $2,880
                                                 =======       =======       =======       =======       =======       =======

Non-interest income

Non-interest income consists of the following components:

                                                      Year Ended December 31,
                                                    --------------------------
                                                    2001       2000       1999
                                                    ----       ----       ----
(dollars in thousands)
Service charge on deposit accounts ............   $   737    $   714    $   698
Gains on loans sold ...........................     4,872      1,813        852
Brokerage fees ................................     2,450      1,497        857
Fiduciary income ..............................       238        301        151
Credit card income ............................       507        381        381
Escrow fees ...................................       895        316        105
ATM income ....................................        82         70         54
Safe deposit box fees .........................        32         31         32
Gain/(loss) on sale of repossessed assets .....      (429)        92         --
Gain/(loss) on sale of AFS securities .........        89         (4)        (2)
Other miscellaneous fees and income ...........       118          8         63
                                                  -------    -------    -------
Total non-interest income .....................   $ 9,591    $ 5,219    $ 3,191
                                                  =======    =======    =======

        Total non-interest income has increased year-to-year to $9.6 million in 2001, from $5.2 million in 2000 and $3.2 million in 1999. The majority of this income is due to the brokerage fees and gains on loans sold, both of which have been generated by the increased volume of residential mortgage loans originated by Bay Mortgage. With the falling rate environment experienced in 2001, there has been a significant increase in mortgage lending activity. Lower interest rates have attracted consumers to refinance existing mortgages, apply for new mortgage or construction loans, or request bridge loans for short-term financing. Each of these types of loans generates additional non-interest income for the Bank, and from 2000 to 2001 has added $4.6 million of additional non-interest income. Gains on loan sold increased $3.1 million from $1.8 million in 2000 to $4.9 million in 2001, which was an increase from the 1999 level of $852,000. Escrow fees increased $579,000 from $316,000 in 2000 to $895,000 in
2001 and $105,000 in 1999. Brokerage fees, which includes points and processing fees on loans held-for-sale and fees collected for lenders the Bank brokers loans to, also increased significantly from year to year. In 2001, the Company recorded $2.5 million of such fees, an increase of $1.0 million from $1.5 million in 2000, and an increase over the 1999 level of $857,000. Non-interest income was reduced in 2001 by $429,000 in losses taken on the sales of repossessed assets. These losses occur when the Bank's recorded value in a repossessed asset, usually real property, is higher than the amount actually realized upon sale of the asset.

Non-interest Expense

Non-interest expense consists of the following components:

                                                     Year Ended December 31,
                                                 ------------------------------
                                                 2001         2000         1999
                                                 ----         ----         ----
                                                     (dollars in thousands)

Salaries and employee benefits ..........      $ 9,365      $ 8,641      $ 5,766
Net occupancy and equipment .............        2,440        2,115        1,457
Amortization of intangible assets .......          582          559          445
Impairment of BFC goodwill ..............        1,215           --           --
Business taxes ..........................          613          415          274
Data processing and communications ......          543          430          238
Stationary and supplies .................          378          340          227
Parking/travel/education ................          333          356          235
Credit Card Expense .....................          408          307          315
Loan expense ............................          716          230          202
Advertising .............................          246          232          149
Professional fees .......................          641          492          379
Postage and freight .....................          478          331          164
FDIC insurance ..........................          214           94           15
Other miscellaneous expenses ............        1,302          950          928
                                               -------      -------      -------
Total non-interest expense ..............      $19,474      $15,492      $10,794
                                               =======      =======      =======

        Non-interest expenses increased 25.8% to $19.5 million for the year ended December 31, 2001 compared to $15.5 million for the year ended December 31, 2000, which was an increase of 43.5% compared to $10.8 million for the year ended December 31, 1999. Much of the increase in non-interest expense from 2000 to 2001 is the direct result of the increase in volume at Bay Mortgage, which management expects to decrease if mortgage volumes decline. The write-down of goodwill originally associated with the purchase of BFC contributed $1.2 million of non-interest expense in 2001. Another factor in the increase is the expenses relating to the operations of NBOC which was acquired in mid 2000, but had a full year of operations and expenses in 2001.

        A measure of the Company's ability to contain non-interest expenses is the efficiency ratio. This measurement is derived by dividing total non-interest expenses by total net interest income and non-interest income. The Company's efficiency ratio decreased slightly to 83.09% for the year ended December 31, 2001 compared to 85.46% for the corresponding period in 2000 and 81.66% for the year ended December 31, 1999. The decrease in 2001 when compared to 2000 is the result of management's efforts to reduce overhead expenses of its banking operations in an attempt to offset the narrowing interest spread.

        Salaries, benefits, and commissions expense of $9.4 million in 2001 represented an increase of $724,000 or 8.4% from the $8.6 million reported in 2000 which was $2.9 million or 49.9% higher than the $5.8 million reported in 1999. The increase from 2000 to 2001 is partially due to the NBOC employee's wages paid for a full year in 2001, but only for half of the year in 2000. Also contributing was the overall increase in the number of employees at Bay Mortgage, where the full time equivalent count increased from 64 at the end of 2000 to 88 at the end of 2001. These additional employees were brought in to help process and sell the increased volume of loans originated during the year. The increase of 24 employees in the mortgage division was offset by a staff reduction of ten full time equivalent employees in other divisions. The increase from 1999 to 2000 reflects the addition of 22 employees from the acquisition of NBOC, and reduction of six employees due to streamlining of operations. In addition, the 2000 expense includes the severance salary of the Company's former president in the amount of $540,000. Another factor contributing to the increase in salaries and employee benefits from 1999 to 2000 is that new employees, which were added in the third quarter of 1999 in connection with the acquisition of Bay Mortgage and the start up of Bay Bank, were on the payroll for all of 2000. Also contributing to the increases in both years were ordinary wage increases for existing employees, which generally range from three to six percent each year. At December 31, 2001, the Company had 199 full-time equivalent employees compared to 185 and 169 at December 31, 2000 and 1999, respectively. Many of the additional employees in 2001 are commissioned mortgage loan officers.

        Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense in 2001 of $2.4 million was $325,000 or 15.4% higher than the $2.1 million reported in 2000, which was $658,000 or 45.2% higher than the $1.5 million reported in 1999. The majority of the increase is the result of NBOC's full year of operation in 2001 compared to only half of the year in 2000. The increase in occupancy expenses in 2000 reflects an increase of approximately $513,000 in lease payments due to the acquisition of Bay Mortgage, NBOC, the start up of Bay Bank, and due to rental increases over the period. The year 2000 also includes increased depreciation expense of approximately $100,000, which resulted from the equipment and leasehold improvements acquired during the period.

        For the period ended December 31, 2001, expenses related to the amortization of intangibles were $582,000 compared to $559,000 and $445,000 for the periods ended December 31, 2000 and 1999 respectively. An additional cost of $1.2 million was recorded in 2001 to recognize to the impairment of goodwill originally associated with the purchase of BFC. Intangible assets included a deposit premium of $767,000 and $1.0 million, net of accumulated amortization, at December 31, 2001 and 2000, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 2001 and 2000 also included goodwill of $3.6 and $4.3 million, net of accumulated amortization, respectively. Goodwill represents the unamortized portion of excess of acquisition costs over the fair value of net assets that arose in connection with the Company's business acquisitions. Goodwill at Bay Mortgage was increased by $772,000 at December 31, 2001 as the result of additional payments recorded relating to an earn-out agreement specified in the purchase contract. All goodwill has been amortized on a straight-line basis over a 15-year period. However, beginning in January 2002, with the adoption of SFAS No. 142, non-interest expenses will be reduced because no amortization expense will be recognized on unidentifiable intangible assets, including the Company's goodwill unless the unidentifiable intangible asset is deemed to be impaired. This will result in a decrease of amortization expense of $325,000 per year. The intangible asset associated with the deposit premium will continue to amortize as discussed above, with an estimated amortization expense of $265,000.

        In 2001, FDIC insurance premiums increased because in 2000 the Bank was not required to pay an assessment charge on deposits. However, for the first two quarters of 2001, the Bank was required to pay $0.10 per $100 of domestic deposits, which decreased in the 3rd and 4th quarters to $0.03. Beginning in the 1st quarter of 2002, the assessment rate increases to $0.17 per $100 of domestic deposits. These assessment charges are imposed based on FDIC analysis of the Bank's capital position, rating, and other factors. As these factors improve or deteriorate, the assessment rates change.

        Loan expenses were much higher in 2001 compared to 2000 and 1999 due to the volume increases experienced at Bay Mortgage, and the increased loan costs associated with booking those loans. Another factor was the expenses related to repossessed assets such as carrying costs and repossession costs of assets obtained in exchange for defaulted loans.

        Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. The increase in these expenses in 2001 is the result of higher legal fees relating to the repossession of assets on defaulted loans, and general consulting fees to business brokers regarding the sale of BFC, which was finalized in February of 2002, as well as consulting on other strategic alternatives.

        Other operating expenses such as business taxes, travel and meals, postage and freight, advertising, data and loan processing costs, office supplies, and other business expenses were $4.3 million at December 31, 2001, $3.4 million at December 31, 2000, and $2.5 million at December 31, 1999. The increases from year to year were due to the Company's continued growth and expansion, and specifically in 2001, the growth experienced at Bay Mortgage.

Income Taxes

        The provision for income taxes amounted to $150,000, $611,000, and $420,000 for 2001, 2000, and 1999, respectively. The provision resulted in an effective tax rate of (11.5)% in 2001, 41.3% in 2000, and 39.0% in 1999. The
variance from the 34% corporate tax rate is due to the amortization of goodwill associated with the BFC and the Northern Bank of Commerce acquisitions, and key man insurance expense, that are not deductible for income tax purposes. In 2001, there were significant expenses recorded for book purposes, including $1.2 million of BFC goodwill impairment expense, not deductible for tax purposes. After making these and certain other adjustments to the net loss before tax of $1.3 million, the result was taxable income of $441,000 resulting in the Company's reported $150,000 provision for income taxes.

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

        The Company's provision for loan losses was $5.3 million for the year ended December 31, 2001. For the year ending December 31, 2000 the provision was $1.2 million and was $1.3 million in 1999. Included in 2001 was an increase to the provision resulting from charge-offs of $1.6 million at BFC for doubtful accounts receivable. While this substantial provision was necessary, with the subsequent sale of BFC in February of 2002, management believes it won't reoccur. Charge-offs, net of recoveries, were $3.8 million in 2001, $863,000 in 2000 and $882,000 in 1999. As discussed more fully in the "Allowance for Loan Losses" section, the Company recognized an adjustment to the allowance for loan losses of $2.0 million at the time of its acquisition of NBOC in 2000. At December 31, 2001, the allowance for loan losses was 2.55% of total loans compared to 1.95% at December 31, 2000 and 1.53% at December 31, 1999.

        The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually realized for these losses can vary significantly from the estimated amounts.

        The following table shows the Company's loan loss performance for the periods indicated:

                                                                      Year Ended December 31,
                                                                    ----------------------------
                                                                    2001        2000        1999
                                                                    ----        ----        ----
(dollars in thousands)
    Loans outstanding at end of period ........................   $235,212    $233,639    $149,386
    Average loans outstanding during the period ...............   $239,678    $202,016    $134,017
    Allowance for loan losses, beginning of period ............   $  4,561    $  2,281    $  1,814
    Loans charged off:
        Commercial ............................................      2,729       1,983         838
        Real estate ...........................................      1,743          --          41
        Consumer ..............................................         53          36          50
        Credit cards ..........................................         86          51          96
                                                                  --------    --------    --------
           Total loans charged-off ............................      4,611       2,070       1,025
                                                                  --------    --------    --------
    Recoveries:
        Commercial ............................................        115       1,183         104
        Real estate ...........................................        652          --          15
        Consumer ..............................................         15           9           1
        Credit cards ..........................................          3          15          23
                                                                  --------    --------    --------
           Total recoveries ...................................        785       1,207         143
                                                                  --------    --------    --------
    Provision for loan losses .................................      5,262       1,155       1,349
                                                                  --------    --------    --------
    Adjustment incident to acquisition ........................         --       1,988          --
                                                                  --------    --------    --------
    Allowance for loan losses, end of period ..................   $  5,997    $  4,561    $  2,281
                                                                  ========    ========    ========

    Ratio of net loans charged-off to average loans outstanding      1.60%       0.43%       0.66%
    Ratio of allowance for loan losses to loans at year-end ...      2.55%       1.95%       1.53%

Financial Condition

                                       Summary Balance Sheet
                                            December 31,                            Increase (Decrease)
                                        ---------------------------      ---------------------------------------------
                                        2001       2000        1999       12/31/00 - 12/31/01     12/31/99 - 12/31/00
                                        ----       ----        ----       -------------------     -------------------
                                                                         (dollars)   (percent)   (dollars)    (percent)
(dollars in thousands)
     ASSETS
     Cash and cash equivalents ...   $  50,177   $  25,589   $  19,054   $  24,588      96.1%    $   6,535      34.3%
     Investment securities .......      34,303      12,071      12,991      22,232     184.2%         (920)     (7.1)%
     Loans, net ..................     229,215     229,078     147,105         137       0.1%       81,973      55.7%
     Loans, held-for-sale ........      37,322      10,013       2,255      27,309     272.7%        7,758     344.0%

     Other assets ................      19,643      20,147      17,090        (504)     (0.3)%       3,057      17.9%
                                     ---------   ---------   ---------   ---------               ---------
         Total assets ............   $ 370,660   $ 296,898   $ 198,495   $  73,762      24.8%    $  98,403      49.6%
                                     =========   =========   =========   =========               =========

     LIABILITIES
     Non-interest-bearing deposits   $  43,225   $  40,201   $  28,004   $   3,024       7.5%    $  12,197      43.6%
     Interest-bearing deposits ...     272,265     201,015     109,603      71,250      35.4%       91,412      83.4%
                                     ---------   ---------   ---------   ---------               ---------
     Total deposits ..............     315,490     241,216     137,607      74,274      30.8%      103,609      75.3%
     Other liabilities ...........      26,422      25,273      29,398       1,149       4.6%       (4,125)    (14.0)%
                                     ---------   ---------   ---------   ---------               ---------
         Total liabilities .......     341,912     266,489     167,005      75,423      28.3%       99,484      59.8%

     SHAREHOLDERS' EQUITY ........      28,748      30,409      31,490      (1,661)     (5.5)%      (1,081)     (3.4)%
                                     ---------   ---------   ---------   ---------               ---------
         Total liabilities and
           shareholders equity ...   $ 370,660   $ 296,898   $ 198,495   $  73,762      24.8%    $  98,403      49.6%
                                     =========   =========   =========   =========               =========

Investment Securities

        At December 31, 2001, the Company's portfolio of investment securities totaled $34.3 million, 1.8 times the amount of investment securities of $12.1 million owned at December 31, 2000. The large increase in securities in 2001 is the result of investing some of the Company's excess liquidity from broker deposits originally purchased to fund the growth of the mortgage division.

        The Company follows financial accounting principles which requires the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if liquidity requirements dictate or alternative investment opportunities arise. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability management policy and illustrates management's assessment of the relative liquidity of the Company. At December 31, 2001, the investment portfolio consisted of 88.0% available-for-sale securities and 12.0% held-to-maturity investments. At December 31, 2000, available-for-sale securities were 62.1% and held-to-maturity investments were 37.9% of the investment portfolio. The Company did not conduct any trading activities during 2001 or 2000.

        The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 2001 and 2000.

                                                                  December 31,
                                                ---------------------------------------------------
                                                          2001                        2000
                                                ----------------------       ----------------------
                                                Amortized      Fair          Amortized      Fair
                                                   Cost        Value            Cost        Value
                                                ----------   ---------       ---------   ----------
(dollars in thousands)
Available-for-sale
U.S. Government and agency securities.......    $   19,566   $  19,644       $   7,441   $    7,499
Mortgage backed  securities.................        10,606      10,544               -            -
                                                ----------   ---------       ---------   ----------
         Total..............................    $   30,172   $  30,188       $   7,441   $    7,499
                                                ==========   =========       =========   ==========

Held-to-maturity
U.S. Government and agency securities.......    $    1,016   $   1,055       $   1,007   $    1,006
Municipal bonds.............................           200         203             200          198
Certificates of deposit.....................         2,899       2,899           3,365        3,365
                                                ----------   ---------       ---------   ----------
         Total..............................    $    4,115   $   4,157       $   4,572   $    4,569
                                                ==========   =========       =========   ==========

        At December 31, 2001, the Company's available-for-sale and held-to-maturity investments had total net unrealized gains of approximately $58,000. This compares to net unrealized losses of approximately $55,000 at December 31, 2000. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

        In 1991, the Company became a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, in addition to dividend earnings. Investment in FHLB stock was $3.5 million at December 31, 2001 compared to $3.3 million at December 31, 2000.

        At December 31, 2001, net unrealized gains on available-for-sale securities were $16,000 representing less than one tenth of one percent of the total portfolio. Management has no current plans to sell any of these securities.

        The following table summarizes the contractual maturities and weighted average yields of both available-for-sale and held-to-maturity investment securities at December 31, 2001.

                                                      One              After 5
                               One year             through            through
                                Or less    Yield    5 years    Yield   10 years    Yield     Total     Yield
                               ---------   -----   --------    -----   --------    -----     -----     -----
(dollars in thousands)
U.S. Government and
     agency securities.......  $   1,248   6.78%   $  19,412   4.35%   $      --     --   $  20,660    4.50%
Mortgage backed securities...        510   4.49%       8,579   4.93%       1,455   5.52%     10,544    4.99%
Other securities.............      2,999   2.95%         100   4.15%          --     --       3,099    2.99%
                               ---------           ---------           ---------          ---------
         Total...............  $   4,757   4.12%   $  28,091   4.53%   $   1,455   5.52%  $  34,303    4.51%
                               =========           =========           =========          =========

        For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed maturity securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Loans

        Gross outstanding loans totaled $235.2 million at December 31, 2001, representing an increase of $1.6 million compared to $233.6 million at December 31, 2000. Loan commitments were $53.7 million at December 31, 2001 and amounted to $54.4 million at December 31, 2000.

The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                                   December 31,
                                                 ---------------------------------------------------
                                                         2001                          2000
                                                 ---------------------        ----------------------
                                                  Amount      Percent           Amount       Percent
(dollars in thousands)
Commercial..................................     $   50,152     21.26%        $   46,738      19.94%
Real estate construction....................         26,520     11.24             10,744       4.58
Real estate commercial......................        111,437     47.23            130,272      55.58
Real estate mortgage........................         36,190     15.34             34,402      14.68
Consumer and other..........................         11,650      4.94             12,247       5.22
                                                 ----------    ------         ----------     ------
                                                    235,949    100.00%           234,403     100.00%
                                                               ======                        ======
Deferred loan fees..........................           (737)                        (764)
                                                 ----------                   ----------
         Total loans........................        235,212                      233,639
Allowance for loan losses...................         (5,997)                      (4,561)
                                                 ----------                   ----------
         Total loans, net...................     $  229,215                   $  229,078
                                                 ==========                   ==========

        The following table shows the contractual maturities of the Company's loans and sensitivity to changes in interest rates at the dates indicated:

                                                                         December 31, 2001
                                                     -----------------------------------------------------
                                                                   Due after one
                                                     Due in one       through       Due after        Total
                                                     year or less     5 years        5 years         Loans
                                                     ------------     -------        -------         -----
(dollars in thousands)
Commercial loans............................          $   40,640     $   7,667    $    1,845    $   50,152
Real estate construction....................              21,675         2,192         2,653        26,520
Real estate commercial......................              41,224        52,106        18,107       111,437
Real estate mortgage........................              15,341        15,927         4,922        36,190
Consumer and other..........................               3,817         6,369         1,464        11,650
                                                      ----------     ---------    ----------    ----------
                                                      $  122,697     $  84,261    $   28,991    $  235,949
                                                      ==========     =========    ==========    ==========

Loans with fixed interest rates.............                                                    $  141,701
Loans with floating interest rates..........                                                        94,248
                                                                                                ----------
         Total..............................                                                    $  235,949
                                                                                                ==========

Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of probable losses which have occurred as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of an allowance for loan losses is an analysis of loans by loan rating categories. The risk of a credit is evaluated by the Company's management at inception of the loan using an established grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest; a "10" rated loan would normally represent a loss, and all loans rated 6-10 are collectively the Company's watch list. The specific gradings from 6-10 are "management attention", "special mention", "substandard", "doubtful", or "loss". When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credits will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of the loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors.

        The result is an allowance with two components:

        Specific Reserves: Loans on the Company's watch list, as described above, are specifically reserved for by applying a separate reserve factor to the volume of loans within each risk grade. The reserve factors are determined on the basis of suggested regulatory guidelines. Management assesses each loan on the watch list to assure the reserve factor applied to each risk grade is sufficient for each individual loan within the pool. When significant conditions or circumstances exist on an individual loan indicating greater risk, additional specific reserves may be required.

Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

        General Allowance: Any loan that does not require a specific reserve is subject to a general reserve loss factor. Management determines this factor by analyzing the volume and mix of the existing loan portfolio, including the volume and severity of non-performing loans and adversely classified credits; analysis of net charge-offs experienced on previously classified loans; the nature and value of collateral securing the loans; the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; management's subjective evaluation of general and local economic and business conditions affecting the collectibility of the Company's loans; the relationship and trend over the past several years of recoveries in relation to charge-offs; and any changes in lending policies, lending management, or the loan review system. This decision also reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

        The quarterly analysis of specific and general loss components of the allowance is the principal method relied upon by management to ensure that changes in estimated loan loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific and the general components of the allowance, management also considers regulatory guidance in addition to the Company's own experience.

        Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $1.9 million at December 31, 2001 compared to $1.2 million at December 31, 2000. Management believes this increase is prudent given the increase in the average non-accrual loans and the level of net charge-offs during 2001 and 2000. This increase is also necessary to help absorb potential losses from companies impacted by the state of the local, regional, and national economies.

        At December 31, 2001, approximately $3.6 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $3.2 million at December 31, 2000. Specific reserves increased as those loans requiring such reserves have been identified.

        Management's evaluation of the factors above resulted in allowances for loan losses of $6.0 million and $4.6 million at the end of 2001 and 2000, respectively. The allowance as a percentage of year-end total loans increased from 1.95% at year-end 2000 to 2.55% at year-end 2001. The increase in provision between December 31, 2000 and December 31, 2001 was to reserve against potential future losses resulting from the charge-off of loans currently in the portfolio. Factors affecting the decision to increase these reserves include the high level of non-performing loans, the increase in recent charge-off experience, deteriorating loan quality of the Company's finance subsidiary, and the overall state of the current local, regional, and national economies.

        The Company, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

        At December 31, 2001 and 2000, the Company's recorded investment in certain loans that were considered to be impaired was $7.3 million and $6.7 million, respectively. Of these impaired loans, $2.5 million and $2.1 million have related specific reserves of $792,000 and $1.3 million, while $4.8 million and $4.6 million did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000, and 1999, was approximately $6.0 million, $4.9 million, and $3.7 million, respectively. The Company's policy is to include in impaired loans all loans that are past due 90 days or more as to either principal or interest and any loans that the

Company believes collection of principal or interest is doubtful, except for loans that are currently measured at fair value or at the lower of cost or fair value, and credit card receivables, which are considered large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2001, 2000, and 1999, interest income on impaired loans totaled $324,000, $159,000, and $153,000, respectively, all of which was recognized on a cash basis.

        Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payments become 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable.

        The following table presents information on non-performing loans and other assets:

                                                            December 31,
                                                           --------------
                                                           2001      2000
                                                           ----      ----
(dollars in thousands)
    Loans on non-accrual status .......................   $4,807    $5,110
    Loans past due greater than 90 days but not on
        non-accrual status ............................    1,178     1,170
    Other real estate owned ...........................    1,498     1,247
    Other assets ......................................        5       312
                                                          ------    ------

        Total non-performing assets ...................   $7,488    $7,839
                                                          ======    ======

    Percentage of non-performing assets to total assets    2.02%     2.64%

        At December 31, 2001 non-performing assets were $7.5 million or 2.0% of total assets compared to $7.8 million or 2.6% at December 31, 2000. Non-accrual loans were $4.8 million at December 31, 2001 and $5.1 million at December 31, 2000. Approximately $3.4 million of the non-accrual loans reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed above. The increase in the provision for loan losses each year is largely reflective of the increases in the average non-accrual loans and the level of net charge-offs during the periods, as well as total asset growth.

        The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. Although the level of non-performing assets is virtually unchanged from December 31, 2000 to December 31, 2001, the Company's aggressiveness is evidenced by the changes in the level of non-performing assets from quarter to quarter in 2001. Total non-performing assets were $8.9 million, $7.7 million and $8.8 at the end of the first, second and third quarters, respectively. As these impaired loans are identified and brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to decrease.

        Other real estate owned ("OREO") increased by $251,000 from year to year due to the migration of non-performing loans to OREO, while other repossessed assets were reduced by $307,000. All properties are being actively marketed through local real estate agencies.

Deposits

        The following table sets forth the composition of the Company's deposit liabilities and associated weighted average rates on the dates indicated:

                                                                       December 31,
                                                             ---------------------------------
                                                                  2001               2000
                                                             --------------      -------------
                                                             Volume    Rate      Volume   Rate
                                                             ------    ----      ------   ----
(dollars in thousands)
    Non-interest-bearing deposits.........................  $ 43,225     N/A   $ 40,201     N/A
    Savings...............................................    13,275   1.77%     12,894   2.78%
    NOW accounts..........................................    34,979   0.87%     22,736   1.63%
    Money market accounts.................................    48,333   2.45%     38,140   4.64%
    Certificates of deposit under $100,000................    80,611   5.00%     80,867   6.41%
    Certificates of deposit over $100,000.................    95,067   4.24%     46,378   6.63%
                                                            --------   -----   --------   -----
        Total deposits....................................  $315,490   3.10%   $241,216   4.46%
                                                            ========   =====   ========   =====

        Total deposits increased to $315.5 million at December 31, 2001, an increase of $74.3 million or 30.8% from $241.2 million at December 31, 2000. Non-volatile, non-interest-bearing deposits, also referred to as core deposits, have declined as a percentage of the Company's deposit base, but have increased in dollar value from year to year. At December 31, 2001, non-interest-bearing demand deposits were $43.2 million or 13.7% of total deposits, compared to $40.2 million or 16.7% of total deposits at December 31, 2000.

        Interest-bearing deposits consist of NOW, money market, savings and time certificate accounts. By their nature, interest-bearing account balances will tend to grow or decline as the Company reacts to changes in competitors' pricing and interest payment strategies. At December 31, 2001, NOW accounts totaled $35.0 million reflecting an increase of $12.3 million or 53.8% from $22.7 million at December 31, 2000. The majority of this increase is related to mortgage escrow funds on deposit at the Bank. The increase in mortgage activity during 2001 resulted in a corresponding increase in escrow funds. The balance of money market accounts was $48.3 million at December 31, 2001, an increase of $10.2 million or 26.8% from the December 31, 2000 level of $38.1 million. With the overall decline in the stock market and general economy, consumers have utilized the money market accounts, despite the lower interest rates. The money market product allows the consumer more stability than an investment in stock, but is more liquid and has greater flexibility than the higher rate certificates of deposit. As the economy and interest rates rebound from the lower levels experienced in 2001, the Company expects to see a decline in money market deposits as consumers re-enter the stock market, or utilize higher rate CD's.

        At December 31, 2001, certificates of deposit over $100,000 totaled $95.1 million compared to $46.4 million at December 31, 2000, an increase of $48.7 million or 105%. As more fully discussed earlier, the mortgage loans held-for-sale peaked at $68.0 million during 2001, and broker CD's over $100,000 were used to fund the growth.

        The following table sets forth, by time remaining to re-pricing or maturity, all time certificates of deposit accounts outstanding at December 31, 2001:

                                         Time deposits of $100,000 or more (1)   All other time deposits (2)
                                         -------------------------------------   ---------------------------
                                               Amount         Percentage             Amount    Percentage
(dollars in thousands)
    Three months or less..............        $ 30,116           31.68%             $18,309       22.71%
    After three months through six months       26,942           28.34               22,197       27.54
    After six months through one year.          19,760           20.78               24,036       29.82
    After one year through five years.          18,249           19.20               16,069       19.93
                                              --------          ------              -------      ------
        Total                                 $ 95,067          100.00%             $80,611      100.00%
                                              ========          ======              =======      ======

(1) Time certificates of deposit of $100,000 or more represent 54.1% of total outstanding time certificates of deposit at December 31, 2001.
(2) All other time certificates of deposit represent 45.9% of total time certificates of deposit at December 31, 2001.

Other Borrowings

The scheduled repayment of other borrowings subsequent to December 31, 2001, is as follows:

                                                                Due           Due
                                                              After 3       After 1
                                                  Due in 3     months         year      Due
                                                   Months     through       through   after 5
                                                  Or less     one year      5 years    years       Total
                                                  -------     --------      -------    -----       -----
(dollars in thousands)
    Short-term borrowings......................    $2,750      $   --       $   --     $    --    $ 2,750
    Long-term borrowings.......................        --       10,126       5,831       3,052     19,009
                                                   ------      -------      ------     -------    -------
        Total borrowings.......................    $2,750      $10,126      $5,831     $ 3,052    $21,759
                                                   ======      =======      ======     =======    =======

        Historically, the Company has utilized borrowings from the FHLB as an important source of funding for its long-term growth and to meet temporary funding needs. The Company maintains a borrowing line limited to 15% of the Bank's assets, subject to certain collateral limitations. Advances from the FHLB, as a percentage of total assets, were 4.3%, and 6.2% at December 31, 2001, and 2000, respectively.

        The FHLB has required the Company to provide physical delivery of collateral in the amount of 110% of funds borrowed. Physical delivery requires the Company to provide the FHLB with 1-4 family residential notes and/or securities at their location in Seattle, Washington. Prior to this requirement, the Company was under a blanket bond collateral agreement allowing it to borrow funds without the FHLB taking possession of the specific collateral. An analysis performed in 2000 by the FHLB of the Company's financial position and balance sheet ratios precipitated this change. The FHLB has indicated that physical delivery is not a permanent change, and the blanket bond arrangement could be reinstated when their analysis of the Company shows improvement of its financial position. Management believes that a future FHLB analysis will indicate the Company has improved its financial position and balance sheet ratios.

        Advances from the FHLB mature over periods ranging from 1 through 15 years and at December 31, 2001 bear interest rates ranging from 2.00% to 8.62%. At December 31, 2001 and 2000, $16.0 million and $18.3 million, respectively, in advances were outstanding from the FHLB.

        During 2000, the Company obtained a $3.0 million term loan from a regional bank in order to provide working capital to the Bank and to increase the Bank's regulatory reserves. The note bears interest at 8%, and matures in December 2007. This loan is subject to restrictive covenants that require the Company to maintain minimum levels of net income to required annual debt-service payments. The Company was in violation of certain of these covenants as of December 31, 2001; however, a waiver from the lender was obtained. At December 31, 2001, the principal balance of this loan was $2.9 million. The Company has pledged the Bank's stock as collateral for the borrowings.

Asset-Liability Management/Interest Rate Sensitivity

        The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A part of asset-liability management involves interest rate sensitivity, the difference between re-pricing assets and re-pricing liabilities in a specific time period. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 2001, the analysis indicated that the earnings risk was within the Company's policy guidelines.

        A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of re-pricing intervals between assets and liabilities. Interest-rate sensitivity management attempts to maximize earnings growth by minimizing the effects of changing rates, asset and liability mix, and prepayment trends.

        The following table presents interest-rate sensitivity data at December 31, 2001. The interest rate gaps reported in the table arise when assets are funded with liabilities having different re-pricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

                                                                       Estimated Maturity or Repricing at December 31, 2001
                                                               -------------------------------------------------------------------
                                                                 0 - 3        3 - 6       6 -12        1 - 5     Over
                                                                 Months       Months      Months       Years    5 Years    Total
                                                               ---------    ---------    --------    --------   -------   --------
(dollars in thousands)
Interest-earning assets:
               Interest-earning balances due
               from banks ..................................   $  36,020    $      --    $     --    $     --   $    --   $ 36,020
        Investments available-for-sale .....................          --           --         742      27,991     1,455     30,188
        Investments held-to-maturity .......................       2,599          300       1,116         100        --      4,115
        Federal Home Loan Bank Stock (1) ...................       3,531           --          --          --        --      3,531
        Loans held-for-sale ................................      37,322           --          --          --        --     37,322
        Loans, including fees ..............................     105,026        7,518       9,870      83,974    28,824    235,212
                                                               ---------    ---------    --------    --------   -------   --------
               Total interest-earning assets ...............     184,498        7,818      11,728     112,065    30,279    346,388
                                                               ---------    ---------    --------    --------   -------   --------
Allowance for loan losses ..................................                                                                (5,997)
Non-interest-bearing cash and due from banks ...............                                                                14,157
Other assets ...............................................                                                                16,112
                                                                                                                          --------
               Total assets ................................                                                              $370,660
                                                                                                                          ========
Interest-bearing Liabilities:
        Savings and interest-bearing demand deposits .......   $  96,587    $      --    $     --    $     --   $    --   $ 96,587
        Certificates of deposit ............................      48,425       49,139      43,796      34,318        --    175,678
        Borrowings .........................................       2,782        2,032       8,062       5,831     3,052     21,759
                                                               ---------    ---------    --------    --------   -------   --------
               Total interest-bearing liabilities ..........     147,794       51,171      51,858      40,149     3,052    294,024
                                                               ---------    ---------    --------    --------   -------   --------
Non-interest-bearing liabilities
        Demand deposits ....................................                                                                43,225
        Other ..............................................                                                                 4,663
Shareholders' equity .......................................                                                                28,748
                                                                                                                          --------
               Total liabilities and shareholders' equity ..                                                              $370,660
                                                                                                                          --------
Interest sensitivity gap ...................................      36,704      (43,353     (40,130)     71,916    27,227   $ 52,364
                                                               ---------    ---------    --------    --------   -------   ========
Cumulative interest sensitivity gap ........................   $  36,704    $(543,353)   $(79,288)   $ 25,137   $52,364
                                                               =========    =========    ========    ========   =======

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

        Rate shock is an instantaneous and complete adjustment in market rates of various magnitudes on a static or level balance sheet to determine the effect such a change in rates would have on the Company's net interest income for the succeeding 12 months, and the fair values of financial instruments.

        The Company utilizes asset/liability modeling software to determine the effect of a shift in market interest rates, with scenarios of interest rates increasing 100 and 200 basis points and decreasing 100 and 200 basis points. The model utilized to create the table presented below is based on the concept that all rates do not move by the same amount or at the same time. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. In addition, interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. The ability of certain borrowers to make scheduled payments on the adjustable rate loans may decrease in the event of an interest rate increase due to adjustments in the amount of the payments.

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

        The following table shows the estimated impact on the Company of the interest rate shock on "Economic Value of Equity" which measures change in net interest income, and the "Changes in Total Economic Value" which measures change in the fair value of financial instruments, at December 31, 2001:

                              Change in Economic      Change in Total
                               Value of Equity        Economic Value
                             -------------------    -------------------
    Rate Shock               $(000's)    %Equity    $(000's)    %Equity
    ----------               --------    -------    --------    -------

       +2%                     $(336)    (1.2%)     $11,636        40%
       +1%                     $(168)    (0.6%)      $5,818        20%
       -1%                     $  76      0.3%      $(5,818)      (20%)
       -2%                     $ 152      0.5%     $(11,749)      (40%)

        Loans and certificates of deposit represent the majority of interest rate exposure. Investments only represent 9.9% of interest-earning assets and, therefore, the impact of the investments on net interest income of moving rates may not be significant. Historically, savings and interest-bearing checking accounts have not re-priced in proportion to changes in overall market interest rates. The change in net interest income can be attributed to the balance of loans and certificates of deposit maturing/re-pricing.

        The change in fair values of financial assets is mainly a result of total loans representing 67.9% of total interest-earning assets. Of these loans 60.0% or $140.2 million have fixed interest rates, which decline in value during a period of rising interest rates.

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

Return on Equity and Assets

        Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

                                         Year Ended December 31,
                                -------------------------------------------
                                    2001            2000           1999
                                -----------     -----------    -----------
Net income (loss) ...........   $    (1,450)    $       869    $       656
Average assets ..............   $   353,164     $   254,829    $   177,657
Return on average assets ....         (0.41)%          0.34%          0.37%

Net income (loss) ...........   $    (1,450)    $       869    $       656
Average equity ..............   $    30,701     $    30,782    $    31,420
Return on average equity ....         (4.72)%          2.82%          2.09%

Cash dividends paid per share   $      0.05     $      0.07    $      0.07
Diluted earnings per share ..   $     (0.39)    $      0.22    $      0.16
Dividend payout ratio .......           N/A           32.34%         42.84%

Average equity ..............   $    30,701     $    30,782    $    31,420
Average assets ..............   $   353,164     $   254,829    $   177,657
Average equity to asset ratio          8.69%          12.08%         17.69%

Liquidity

        Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market. As of December 31, 2001, approximately $4.3 million of the securities portfolio matures within one year.

        Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have maturity periods ranging from 1 through 15 years and at December 31, 2001, bear interest at rates ranging from 2.00% to 8.62%. At December 31, 2001, $16.0 million in advances were outstanding from the FHLB. See the section on "Other Borrowings" for further discussion.

        During 2001, the Company experienced extremely rapid growth in its residential lending segment as consumers took advantage of relatively low housing market interest rates to refinance, build, or purchase homes. Although these residential mortgage loans are typically sold within 15-45 days after funding, the volume funded but unsold grew from $10.0 million at December 31, 2000 to over $55.0 million during the first quarter of 2001, and to over $68.0 million at the peak during the fourth quarter of 2001. In order to take advantage of the income generated by the increase in mortgage loan volume, the Company utilized the broker CD market to fund the growth. As origination volumes of loans held-for-sale began to taper off toward the end of 2001 to the ending balance of $37.3 million, the excess funds were deposited in the Company's cash account with the FHLB. The higher rate broker certificates of deposit will not be renewed if the volume of mortgage loans remains steady or subsides, reducing the excess liquidity. The Company has $34.3 million in broker and out-of-market certificates of deposit maturing in the first six months of 2002.

Capital

        The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. At December 31, 2001, the Company's Tier 1 and Total Capital ratios were 8.84% and 10.10%, respectively; and at December 31, 2000, the Company's ratios were 9.74% and 10.99%, respectively. The ratio of shareholder's equity to average assets was 8.14% and 11.93% at December 31, 2001 and 2000, respectively. At December 31, 2001, the Bank's Tier 1, Total Capital, and Tier 1 leverage ratios were 9.46%, 10.72%, and 6.99%, respectively and at December 31, 2000 were 9.37%, 10.62%, and 8.19%, respectively.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT (MOSS ADAMS LLP)

To the Shareholders and Board of Directors
Cowlitz Bancorporation

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, changes in shareholder's equity, and cash flows of Cowlitz Bancorporation and Subsidiaries as of December 31, 1999, and for the year then ended, were audited by other auditors whose report dated January 21, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon                            /s/ Moss Adams, LLP
February 14, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (ARTHUR ANDERSEN LLP)

To the Shareholders and Board of Directors of Cowlitz Bancorporation

We have audited the consolidated statements of income, changes in shareholders' equity and cash flows of Cowlitz Bancorporation (a Washington Corporation) and its subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cowlitz Bancorporation and its subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

San Francisco, California                   /s/ Arthur Andersen LLP
January 21, 2000

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                     ASSETS

                                                                             December 31,
                                                                       ----------------------
                                                                          2001         2000
                                                                       ---------    ---------
Cash and cash equivalents                                              $  50,177    $  25,589

Investment securities:
      Investments available-for-sale (at fair value, cost of $30,172 and $7,441 at December 31, 2001 and 2000,
           respectively)                                                  30,188        7,499
      Investments held-to-maturity (at amortized cost, fair value of
           $4,157 and $4,569 at December 31, 2001
           and 2000, respectively)                                         4,115        4,572
                                                                       ---------    ---------

                Total investment securities                               34,303       12,071

Federal Home Loan Bank stock, at cost                                      3,531        3,302

Loans held-for-sale                                                       37,322       10,013
Loans, net of deferred loan fees                                         235,212      233,639
Allowance for loan losses                                                 (5,997)      (4,561)
                                                                       ---------    ---------

                Loans, net                                               229,215      229,078
                                                                       ---------    ---------

Premises and equipment, net of accumulated depreciation of
      $4,029 and $3,238 at December 31, 2001 and 2000,
      respectively                                                         5,235        5,625
Intangible assets, net of accumulated amortization of $1,691
      and $1,435 at December 31, 2001 and 2000, respectively               4,327        5,352
Accrued interest receivable and other assets                               6,550        5,868
                                                                       ---------    ---------

TOTAL ASSETS                                                           $ 370,660    $ 296,898
                                                                       =========    =========

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     December 31,
                                                                                 --------------------
                                                                                   2001        2000
                                                                                 ---------   --------
LIABILITIES
      Deposits:
           Non-interest-bearing demand                                            $ 43,225   $ 40,201
           Savings and interest-bearing demand                                      96,587     73,770
           Certificates of deposit                                                 175,678    127,245
                                                                                  --------   --------

                     Total deposits                                                315,490    241,216

      Short-term borrowings                                                          2,750      1,275
      Long-term borrowings                                                          19,009     21,348
      Accrued interest payable and other liabilities                                 4,663      2,650
                                                                                  --------   --------

                     Total liabilities                                             341,912    266,489
                                                                                  --------   --------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
      Preferred stock, no par value; 5,000,000 shares authorized as of December
           31, 2001 and 2000, no shares issued and
           outstanding                                                                  --         --
      Common stock, no par value; 25,000,000 shares authorized
           as of December 31, 2001 and 2000, 3,692,560
           and 3,689,327 shares issued and outstanding at
           December 31, 2001 and 2000, respectively                                 16,802     16,785
      Additional paid-in capital                                                     1,538      1,538
      Retained earnings                                                             10,398     12,048
      Accumulated other comprehensive income, net of taxes                              10         38
                                                                                  --------   --------

                     Total shareholders' equity                                     28,748     30,409
                                                                                  --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $370,660   $296,898
                                                                                  ========   ========

See accompanying notes.

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                                   Years Ended December 31,
                                                                            --------------------------------------
                                                                               2001          2000          1999
                                                                            ----------    ----------    ----------
INTEREST INCOME
      Interest and fees on loans                                            $   25,088    $   21,283    $   13,901
      Interest on taxable investment securities                                    848           651           681
      Interest on non-taxable investment securities                                  8             8             8
      Other interest and dividend income                                         1,283           906           686
                                                                            ----------    ----------    ----------

                     Total interest income                                      27,227        22,848        15,276
                                                                            ----------    ----------    ----------

INTEREST EXPENSE
      Savings and interest-bearing demand                                        2,600         2,169         1,469
      Certificates of deposit                                                    9,382         6,164         2,332
      Short-term borrowings                                                        115           106            97
      Long-term borrowings                                                       1,285         1,501         1,350
                                                                            ----------    ----------    ----------

                     Total interest expense                                     13,382         9,940         5,248
                                                                            ----------    ----------    ----------

                     Net interest income before provision for loan losses       13,845        12,908        10,028

PROVISION FOR LOAN LOSSES                                                       (5,262)       (1,155)       (1,349)
                                                                            ----------    ----------    ----------

                     Net interest income after provision for loan losses         8,583        11,753         8,679
                                                                            ----------    ----------    ----------

NON-INTEREST INCOME
      Gains on loans sold                                                        4,872         1,813           852
      Brokerage fees                                                             2,450         1,497           857
      Escrow fees                                                                  895           316           105
      Service charges on deposit accounts                                          737           714           698
      Credit card income                                                           507           381           381
      Fiduciary income                                                             238           301           151
      Net gains (losses) on maturities and sales of available-
           for-sale securities                                                      89            (4)           (2)
      Gain (loss) on sale of repossessed assets                                   (429)           92            --
      Other income                                                                 232           109           149
                                                                            ----------    ----------    ----------

                     Total non-interest income                                   9,591         5,219         3,191
                                                                            ----------    ----------    ----------

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                                   Years Ended December 31,
                                                                            --------------------------------------
                                                                               2001          2000          1999
                                                                            ----------    ----------    ----------
NON-INTEREST EXPENSE
      Salaries and employee benefits                                        $    9,365    $    8,641    $    5,766
      Net occupancy and equipment expense                                        2,440         2,115         1,457
      Impairment of goodwill                                                     1,215            --            --
      Loan expense                                                                 716           230           202
      Professional fees                                                            641           492           379
      Business taxes                                                               613           415           274
      Amortization of intangible assets                                            582           559           445
      Data processing and communications                                           543           430           238
      Postage and freight                                                          478           331           164
      Credit card expense                                                          408           307           315
      Stationary and supplies                                                      378           340           227
      Travel and education                                                         333           356           235
      Other expenses                                                             1,762         1,276         1,092
                                                                            ----------    ----------    ----------

                     Total non-interest expense                                 19,474        15,492        10,794
                                                                            ----------    ----------    ----------

                     Income (loss) before provision for income taxes            (1,300)        1,480         1,076

PROVISION FOR INCOME TAXES                                                         150           611           420
                                                                            ----------    ----------    ----------

                     Net income (loss)                                      $   (1,450)   $      869    $      656
                                                                            ==========    ==========    ==========

BASIC EARNINGS (LOSS) PER SHARE OF
      COMMON STOCK                                                          $    (0.39)   $     0.22    $     0.16
                                                                            ==========    ==========    ==========

DILUTED EARNINGS (LOSS) PER SHARE OF
      COMMON STOCK                                                          $    (0.39)   $     0.22    $     0.16
                                                                            ==========    ==========    ==========

See accompanying notes.

                             COWLITZ BANCORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                       Accumulated
                                        Common stock         Additional                   Other           Total
                                ----------------------------  Paid-in       Retained   Comprehensive   Shareholders'   Comprehensive
                                   Shares        Amount       Capital       Earnings   Income (Loss)      Equity       Income (Loss)
                                ------------  ------------  ------------  ------------  ------------  --------------  --------------
BALANCE, December 31, 1998      4,001,999     $  18,251     $   1,538      $ 11,085      $  46            $30,920
Comprehensive income:
     Net income                        --            --            --           656         --                656      $   656
     Net changes in unrealized
        gains on investments
        available-for-sale,
        net of deferred taxes
        of $43                         --            --            --            --        (84)               (84)         (84)
                                                                                                                       --------
     Comprehensive income                                                                                                 $572
                                                                                                                       ========
     Issuance of common
        stock for cash              5,743            34            --            --         --                 34
     Purchase of treasury
        stock                    (134,500)         (732)           --            --         --               (732)
     Issuance of common stock
        for acquisition           148,810           977            --           --          --                977
     Cash dividend paid
        ($.07 per share)               --            --            --          (281)        --               (281)
                                ---------     ---------     ---------     ---------     ------           --------

BALANCE, December 31, 1999      4,022,052        18,530         1,538        11,460        (38)            31,490
Comprehensive income:
     Net income                        --            --            --           869         --                869         $869
     Net changes in unrealized
        loss on investments
        available-for-sale,
        net of deferred taxes
        of $38                         --            --            --            --         76                 76           76
                                                                                                                       --------
     Comprehensive income                                                                                                 $945
                                                                                                                       ========
     Issuance of common
        stock for cash              8,207            39            --            --         --                 39
     Purchase of treasury stock  (340,932)       (1,784)           --            --         --             (1,784)
     Cash dividend paid
        ($.07 per share)               --            --            --          (281)        --               (281)
                                ---------     ---------     ---------     ---------     ------

BALANCE, December 31, 2000      3,689,327        16,785         1,538        12,048         38             30,409
Comprehensive income:
     Net loss                          --            --            --        (1,450)        --             (1,450)     $(1,450)
     Net changes in unrealized
        gains on investments
        available-for-sale,
        net of deferred taxes
        of $8                          --            --            --            --        (28)               (28)         (28)
                                                                                                                       --------
     Comprehensive loss
     Issuance of common stock
        for cash                    3,233            17            --            --         --                 17      $(1,478)
                                                                                                                       ========
     Cash dividend paid
        ($.05 per share)               --            --            --          (200)        --               (200)
                                ---------     ---------     ---------     ---------     ------            --------

BALANCE, December 31, 2001      3,692,560     $  16,802     $   1,538     $  10,398     $   10            $28,748
                                =========     =========     =========     =========     ======            =======


See accompanying notes.

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   Years Ended December 31,
                                                                            --------------------------------------
                                                                               2001          2000          1999
                                                                            ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                     $   (1,450)   $      869    $      656

      Adjustments to reconcile net income (loss) to net cash from operating activities:
           Deferred tax benefit                                                   (205)       (1,166)         (211)
           Depreciation and amortization                                         1,408         1,316         1,098
           Impairment of goodwill                                                1,215            --            --
           Provision for loan losses                                             5,262         1,155         1,349
           Net (gains) losses on maturities and sales of
                investments securities available-for-sale                          (89)            4             2
           Net amortization of investment security premiums
                and accretion of discounts                                          (9)           (4)           (1)
           Net loss (gain) on sales of foreclosured assets                         429           (92)           --
           Gains on loans sold                                                  (4,872)       (1,813)         (852)
           Origination of loans held-for-sale                                 (467,554)     (138,704)      (63,084)
           Proceeds of loan sales                                              445,117       132,759        62,753
           (Increase) decrease in accrued interest receivable
                and other assets                                                  (528)        1,177            62
           Increase in accrued interest payable and other liabilities            2,013           942          (154)
           Federal Home Loan Bank stock dividends                                 (229)         (212)         (221)
                                                                            ----------    ----------    ----------

                     Net cash from operating activities                        (19,492)       (3,769)        1,397
                                                                            ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of foreclosed assets                                    2,979           942            --
      Proceeds from maturities of investment securities
           held-to-maturity                                                      8,865         4,365         3,267
      Proceeds from maturities and sales of investment
           securities available-for-sale                                        10,848         5,472         2,000
      Purchases of investment securities:
           Held-to-maturity                                                     (8,399)       (4,369)       (3,365)
           Available-for-sale                                                  (34,253)         (224)       (3,490)
      Net increase in loans                                                     (8,751)      (51,941)      (15,291)
      Purchases of premises and equipment                                         (436)         (288)         (609)
      Net cash received (paid) in acquisition of business                           --         3,188        (1,565)
                                                                            ----------    ----------    ----------

                     Net cash from investment activities                       (29,147)      (42,855)      (19,053)
                                                                            ----------    ----------    ----------

See accompanying notes.

                                                                                   Years Ended December 31,
                                                                            --------------------------------------
                                                                               2001          2000          1999
                                                                            ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in demand, savings, and
           interest-bearing demand deposits                                 $   25,841    $   12,463    $   (2,834)
      Net increase in certificates of deposit                                   48,433        48,205        18,080
      Dividends paid                                                              (200)         (281)         (281)
      Net increase in short-term borrowings                                      1,475            --         1,550
      Proceeds from long-term borrowings                                        10,000        11,450         5,000
      Repayment of long-term borrowings                                        (12,339)      (16,933)       (6,812)
      Repurchase of common stock                                                    --        (1,784)         (732)
      Issuance of common stock for cash, net of amount
           paid for fractional shares and offering costs                            17            39            34
                                                                            ----------    ----------    ----------

                     Net cash from financing activities                         73,227        53,159        14,005
                                                                            ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                          24,588         6,535        (3,651)

CASH AND CASH EQUIVALENTS, beginning of year                                    25,589        19,054        22,705
                                                                            ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, end of year                                      $   50,177    $   25,589    $   19,054
                                                                            ==========    ==========    ==========

SUPPLEMENTAL DISCOSURE OF CASH FLOW
           INFORMATION
      Cash paid for interest                                                $   13,313    $    9,548    $    5,221
                                                                            ==========    ==========    ==========
      Cash paid for income taxes                                            $        9    $      797    $      560
                                                                            ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF INVESTING
           ACTIVITIES
      Loans transferred to other real estate owned                          $    3,352    $    1,892    $      769
                                                                            ==========    ==========    ==========

See accompanying notes.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Cowlitz Bancorporation (the "Company") is a holding company located in southwest Washington. The Company's principal subsidiaries are Cowlitz Bank (also the "Company" or the "Bank"), a Washington state-chartered commercial bank, and, until its sale in February of 2002, Business Finance Corporation ("BFC") of Bellevue, Washington. Business Finance Corporation provided asset-based financing to companies throughout the western United States. Cowlitz Bank is the largest community bank headquartered in Cowlitz County and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers.

During the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington and Bay Mortgage of Seattle, Washington. Bay Mortgage of Seattle and Bay Mortgage of Bellevue have joined together as a division ("Bay Mortgage") of Cowlitz Bank and serve customers throughout the greater Bellevue/Seattle market area. Other markets served by Bay Mortgage include Silverdale and Vancouver, Washington, Cowlitz County, Washington, and Portland, Oregon. Bay Escrow also operates as a division of Cowlitz Bank and completes escrow transactions for Bay Mortgage primarily for the Bellevue/Seattle market. Cowlitz Bank operates a branch in Bellevue, Washington, doing business as Bay Bank.

On July 1, 2000 the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon. NBOC operates as a branch of Cowlitz Bank, doing business as Northern Bank of Commerce, and serves customers in the Portland, Oregon market area.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates in preparation of the financial statements - Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Federal funds sold generally mature the day following purchase.

Investment securities - Investment securities are classified as trading, available-for-sale, or held-to-maturity. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are carried at fair value. Net unrealized gains and losses on trading securities are included in the consolidated statements of income. Securities not classified as either held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax effect, added to or deducted from shareholders' equity. All investment securities have been designated as either available-for-sale or held-to-maturity at December 31, 2001 and 2000.

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

Loans held-for-sale - Loans held-for-sale are carried at the lower of cost or market value. Market value is determined in aggregate. Net unrealized losses are recognized as changes to income through a valuation allowance.

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

Allowance for loan losses - The allowance for loan losses is based on management's estimates. Management determines the adequacy of the allowance based upon reviews of individual loans, delinquencies, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and are adjusted as deemed necessary. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

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

Stock-based compensation - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the income statement if the fair value method had been used.

Other real estate owned - Other real estate owned (OREO), acquired through foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is adjusted to equal the estimated fair value of the real estate to be acquired, less estimated costs to sell, by a charge to the allowance for loan losses. Any subsequent adjustments are recorded as a valuation allowance with a charge to non-interest expense. Other real estate owned is included in other assets on the consolidated statements of condition.

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation and amortization is computed by the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to 39.5 years.

Improvements are capitalized and depreciated over the lesser of their estimated useful lives or the life of a related lease. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts.

Intangible assets - Intangible assets include deposit premiums of $767,000 and $1.0 million (net of accumulated amortization) at December 31, 2001 and 2000, respectively. The deposit premiums are amortized using an accelerated method over a ten-year life. Intangible assets at December 31, 2001 and 2000, also include goodwill of $3.6 million and $4.4 million, respectively (net of accumulated amortization). Goodwill represents the excess of acquisition costs over the fair value of net assets that arose in connection with the acquisitions of Business Finance Corporation (BFC), Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, Bay Escrow, and Northern Bank of Commerce of Portland, Oregon.

Goodwill related to the acquisition of BFC was considered impaired at December 31, 2001 and the balance of $1.2 million was charged against earnings at that time. The impairment loss was measured based upon an assessment of BFC's net tangible assets relative to the entity's fair value as determined by a sale in process as of December 31, 2001. Also in 2001, an estimate of the final earn-out payment related to the purchase of Bay Mortgage of Bellevue, Washington was recognized and resulted in an increase to goodwill by $772,000. Prior to the adoption of SFAS No. 142, as further discussed below, goodwill had been amortized on a straight-line basis over a 15-year period.

Income taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on enacted tax rates, which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision or benefit for the year is equal to the net change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share - Earnings per share computations are computed using the weighted average number of common and dilutive common equivalent shares (stock options) assumed to be outstanding during the period using the treasury stock method.

Off-balance-sheet financial instruments - The Company holds no derivative financial instruments. However, in the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Impact of new accounting issues - During 2001, the Financial Accounting Standards Board issued the following accounting standards:

Standard of Financial Accounting Standard (SFAS) NO. 141 - Business Combinations addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

Statement of Financial Accounting Standard (SFAS) No. 142 - Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $325,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Statement of Financial Accounting Standard (SFAS) No. 143 - Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Statement of Financial Accounting Standard (SFAS) No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 122, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30.

Comprehensive income - Comprehensive income includes net income reported on the statements of income and changes in the fair value of available-for-sale investments reported as a component of shareholders' equity.

The components of comprehensive income for the years ended December 31 are as follows:

                                                      2001      2000      1999
                                                     ------    ------    ------
(dollars in thousands)
Unrealized gain (loss) arising during the
    period, net of tax                               $   31    $   77    $  (86)
Reclassification adjustment for net realized
    gains (losses) on securities available-
    for-sale included in net income during
    the year, net of tax                                (59)       (1)        2
                                                     ------    ------    ------

Net unrealized gain (loss) included in other
    comprehensive income                             $  (28)   $   76    $  (84)
                                                     ======    ======    ======

Prior year reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - BUSINESS ACQUISITIONS AND SALES

On July 1, 2000, the Company acquired Northern Bank of Commerce (NBOC) of Portland, Oregon for approximately $3.8 million in cash, including acquisition costs. The Company has accounted for the transaction using the purchase method of accounting. Under the terms of the agreement, the shareholders of NBOC received $2.48 in cash in exchange for each share of NBOC common stock.

The following table summarizes the acquisition of NBOC. As part of the transaction, goodwill of $946,000 was recorded.

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
                                                                       ========

The following unaudited pro forma financial information for the Company gives effect to the acquisition of NBOC, as if it had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future for the combined companies under the ownership and management of the Company. The pro forma results include certain adjustments, such as additional expense, as a result of goodwill amortization.

                                                Years Ended December 31,
                                         -------------------------------------
                                              2001                   2000
                                         --------------        ---------------
                                                                 (Pro forma)
 (dollars in thousands)
Net interest income                      $       13,845        $       14,326
                                         ==============        ==============
Net loss                                 $       (1,450)       $         (279)
                                         ==============        ==============
Net interest income per share            $         3.72        $         4.49
                                         ==============        ==============
Loss per share                           $        (0.39)       $        (0.20)
                                         ==============        ==============

During 1999, the Company acquired Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington and Bay Escrow of Seattle, Washington. The acquisitions were accounted for using the purchase method of accounting and included cash payments of $1.8 million and issuance of common stock with a value of $977,000. During 2001, additional payments totaling $772,000 were recorded in connection with the acquisitions, pursuant to a performance earn-out agreement. The additional acquisition costs have been recorded as goodwill associated with the purchase.

Subsequent to December 31, 2001, the Company sold BFC for a pre-tax gain of $421,000. The following table summarizes the sale:

(dollars in thousands)
Net finance receivables sold                                              $2,511
Other assets sold                                                            121
                                                                          ------

                                                                           2,632
                                                                          ------

Loan assumed                                                               2,800
Other liabilities assumed                                                    212
Due from purchaser                                                            41
                                                                          ------

                                                                           3,053
                                                                          ------

          Pre-tax gain on sale                                            $  421
                                                                          ======

NOTE 3 - BALANCE WITH THE FEDERAL RESERVE BANK

The Bank is required to maintain reserves in cash or with the Federal Reserve Bank equal to a percentage of its reservable deposits. Required reserves were approximately $5.0 million and $1.7 million as of December 31, 2001 and 2000, respectively.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at December 31 are shown below (dollars in thousands):

                                                             Available-for-Sale
                                                -----------------------------------------------
                                                              Gross       Gross       Estimated
                                                Amortized  Unrealized   Unrealized       Fair
                                                   Cost       Gains       Losses        Value
                                                ---------  ----------   ----------    ---------
December 31, 2001:
U.S. Government and agency securities           $  19,566   $     143    $     (65)   $  19,644
Mortgage-backed securities                         10,606          13          (75)      10,544
                                                ---------   ---------    ---------    ---------

                                                $  30,172   $     156    $    (140)   $  30,188
                                                =========   =========    =========    =========

NOTE 4      -    INVESTMENT SECURITIES - (continued)

                                                              Held-to-Maturity
                                                -----------------------------------------------
                                                              Gross       Gross       Estimated
                                                Amortized  Unrealized   Unrealized       Fair
                                                   Cost       Gains       Losses        Value
                                                ---------  ----------   ----------    ---------
December 31, 2001:
Municipal Bonds                                 $     200   $       3    $      --    $     203
U.S. Government and agency securities               1,016          39           --        1,055
Certificates of deposit                             2,899          --           --        2,899
                                                ---------   ---------    ---------    ---------

                                                $   4,115   $      42    $      --    $   4,157
                                                =========   =========    =========    =========

                                                             Available-for-Sale
                                                -----------------------------------------------
                                                              Gross       Gross       Estimated
                                                Amortized  Unrealized   Unrealized       Fair
                                                   Cost       Gains       Losses        Value
                                                ---------  ----------   ----------    ---------
December 31, 2000:
U.S. Government and agency securities           $   7,441   $      58    $      --    $   7,499
                                                =========   =========    =========    =========

                                                              Held-to-Maturity
                                                -----------------------------------------------
                                                              Gross       Gross       Estimated
                                                Amortized  Unrealized   Unrealized       Fair
                                                   Cost       Gains       Losses        Value
                                                ---------  ----------   ----------    ---------
Municipal Bonds                                 $     200   $      --    $      (2)   $     198
U.S. Government and agency securities               1,007          --           (1)       1,006
Certificates of deposit                             3,365          --           --        3,365
                                                ---------   ---------    ---------    ---------

                                                $   4,572   $      --    $      (3)   $   4,569
                                                =========   =========    =========    =========

Gross gains of $89,000 and gross losses of $4,000, and $2,000 in 2001, 2000, and 1999, respectively, were realized on maturities and sales of available-for-sales securities.

saturity of investments - The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2001, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligation.

                                                 Available-for-Sale        Held-to-Maturity
                                                -----------------------------------------------
                                                            Estimated                 Estimated
                                                Amortized     Fair       Amortized       Fair
                                                   Cost       Value         Cost        Value
                                                ---------   ---------    ---------    ---------
(dollars in thousands)
Due in one year or less                         $     225   $     232    $   4,015    $   4,056
Due after one year through five years              28,484      28,501          100          101
Due after five years through ten years              1,463       1,455           --           --
                                                ---------   ---------    ---------    ---------

                                                $  30,172   $  30,188    $   4,115    $   4,157
                                                =========   =========    =========    =========

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

At December 31, 2001 and 2000, securities in the amounts of $8.3 million and $4.1 million, respectively, were pledged as collateral for long-term borrowings.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio as of December 31 consists of the following:

                                                       2001               2000
                                                    ---------         ---------
 (dollars in thousands)
Commercial loans                                    $  50,152         $  46,738
Real estate:
    Construction                                       26,520            10,744
    Residential                                        36,190            34,402
    Commercial                                        111,437           130,272
Installment and other consumer                         11,650            12,247
                                                    ---------         ---------

                                                      235,949           234,403
Less allowance for loan losses                         (5,997)           (4,561)
Deferred loan fees                                       (737)             (764)
                                                    ---------         ---------

        Loans, net                                  $ 229,215         $ 229,078
                                                    =========         =========

An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

                                                    2001          2000          1999
                                                 ----------    ----------    ----------
(dollars in thousands)
BALANCE, beginning of year                       $    4,561    $    2,281    $    1,814
Provision for loan losses                             5,262         1,155         1,349
Loans charged to the allowance                       (4,611)       (2,070)       (1,025)
Recoveries credited to the allowance                    785         1,207           143

Adjustment incident to acquisition                       --         1,988            --
                                                 ----------    ----------    ----------

BALANCE, end of year                             $    5,997    $    4,561    $    2,281
                                                 ==========    ==========    ==========

Loans on which the accrual of interest has been discontinued amounted to approximately $4.8 million, $5.1 million, and $2.4 million at December 31, 2001, 2000, and 1999, respectively. Interest forgone on non-accrual loans was approximately $826,000, $753,000, and $424,000 in 2001, 2000, and 1999,
respectively.

At December 31, 2001 and 2000, the Company's recorded investment in certain loans that were considered to be impaired was $7.3 million and $6.7 million, respectively. Of these impaired loans, $2.5 million and $2.1 million have related specific reserves of $792,000 and $1.3 million, respectively, while $4.8 million and $4.6 million, respectively, did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000, and 1999, was approximately $6.0 million, $4.9 million, and $3.7 million, respectively.

Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2001, 2000, and 1999 interest income recognized on impaired loans totaled $324,000, $159,000, and $153,000, respectively, all of which was recognized on a cash basis.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

                                                        2001             2000
                                                       -------          -------
(dollars in thousands)
Land                                                   $   839          $   839
Buildings and improvements                               4,519            4,445
Furniture and equipment                                  3,906            3,579
                                                       -------          -------

                                                         9,264            8,863
Accumulated depreciation                                (4,029)          (3,238)
                                                       -------          -------

                                                       $ 5,235          $ 5,625
                                                       =======          =======

Depreciation expense amounted to $826,000 $759,000, and $654,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 7 - CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $95.0 million and $46.4 million at December 31, 2001 and 2000, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $4.0 million, $2.3 million, and $858,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

At December 31, 2001, the scheduled time remaining to repricing or maturity for all time deposits is as follows:

(dollars in thousands)
Three months or less                                                    $ 48,425
Over three through six months                                             49,139
Over six months through 12 months                                         43,796
Over 12 months                                                            34,318
                                                                        --------

                                                                        $175,678
                                                                        ========

NOTE 8 - OTHER BORROWINGS

Short-term borrowings consist of unsecured overnight federal funds purchased of $2.8 million and $1.3 million at December 31, 2001 and 2000, respectively.

Long-term borrowings consist of the following at December 31:

                                                            2001         2000
                                                         ----------   ----------
(dollars in thousands)
Notes payable to Federal Home Loan Bank; interest
from 2.0% to 8.62% and 6.02% to 8.80% at December
31, 2001 and 2000, respectively, payable in monthly
installments plus interest; due 2002 to 2009;
secured by certain investment securities and
mortgage loans totaling $35.4 million and $20.1
million at December 31, 2001 and 2000, respectively          16,013       18,293

                                                            2001         2000
                                                         ----------   ----------

Notes payable to a correspondent bank; interest at
8.00% at December 31, 2001 and 2000, payable in
monthly principal and interest installments of
$30,000, final payment of $2.1 million due in
December 31, 2007; secured by Bank stock                      2,945        3,000

Contract payable to a private party; interest at
9.0%, payable in monthly installments plus
interest through October 2010                                    51           55
                                                         ----------   ----------

                                                         $   19,009   $   21,348
                                                         ==========   ==========

Certain of the Company's long-term borrowings have restrictive covenants that require the Company to maintain minimum levels of net income to required annual debt-service payments. The Company was in violation of certain of these covenants as of December 31, 2001.
However, a waiver of the covenant violation was received from the Company's lender.

The scheduled repayment of other borrowings subsequent to December 31, 2001, is as follows:

(dollars in thousands)
Years ending December 31,   2002                                     $   10,126
                            2003                                            137
                            2004                                          5,148
                            2005                                            319
                            2006                                            227
                            Thereafter                                    3,052
                                                                     ----------

                                                                     $   19,009
                                                                     ==========

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and are limited to 15% of total assets. The FHLB has also issued standby letters of credit totaling $6.2 million at December 31, 2001, on behalf of the Bank to support the Bank's public deposits and certain standby letters of credit issued by the Bank.

NOTE 9    -  INCOME TAXES

Components of the provision for income taxes for the years ended December 31 were as follows:

                                                2001         2000          1999
                                                -----       -------       -----
(dollars in thousands)
Current                                         $ 355       $ 1,777       $ 631
Deferred benefit                                 (205)       (1,166)       (211)
                                                -----       -------       -----

        Provision for income taxes              $ 150       $   611       $ 420
                                                =====       =======       =====

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 was as follows:

                                                           2001          2000
                                                          -------       -------
(dollars in thousands)
Deferred tax assets:
    Allowance for loan losses                             $ 1,613       $ 1,285
    Loan origination fees                                      --             7
    Amortization of intangible assets                         215           167
    Deferred compensation                                      23           106
    Net operating loss carryforward                           530           565
    Other                                                      27            22
                                                          -------       -------

                                                            2,408         2,152
                                                          -------       -------
Deferred tax liabilities:
    Accumulated depreciation                                  (36)          (77)
    Federal Home Loan Bank stock dividends                   (725)         (624)
    Accrual to cash adjustment                                (20)          (29)
                                                          -------       -------

                                                             (781)         (730)
                                                          -------       -------

        Net deferred tax                                  $ 1,627       $ 1,422
                                                          =======       =======

The above table does not include deferred tax assets or liabilities relating to the unrealized gain or loss on available-for-sale securities. Deferred tax liabilities of $5,000 in 2001 and $20,000 in 2000, were recorded in conjunction with unrealized gains and losses on available-for-sale securities.

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                            2001         2000        1999
                                                          --------     --------    --------
Federal income taxes at statutory rate                    $   (442)    $    503    $    366
Effect of non-deductible goodwill amortization                 465           45          34
Effect of non-deductible officers' life insurance               79           37          13
Other                                                           48           26           7
                                                          --------     --------    --------

                                                          $    150     $    611    $    420
                                                          ========     ========    ========

                                                               N/A         44.3%       39.0%
                                                          ========     ========    ========

At December 31, 2001, the Company had a $1.5 million net operating loss carryforward that was acquired with the purchase of Northern Bank of Commerce. The federal and state net operating loss carryforward will offset future taxable income by approximately $100,000 each year. The carryforwards will expire in 2020.

Management believes, based upon the Company's historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 10 - EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                             Weighted          Per
                                            Net Income        Average         Share
                                              (Loss)          Shares         Amount
                                           ------------    ------------   ------------
(dollars in thousands)
    For the year ended December 31, 2001
        Basic loss per share               $   (1,450)        3,691,728     $    (0.39)
        Stock options                                            39,591
                                                             ----------
        Diluted loss per share             $   (1,450)        3,731,319     $    (0.39)
                                                             ==========

NOTE 10        -  EARNINGS PER SHARE - (continued)

                                                             Weighted          Per
                                            Net Income        Average         Share
                                              (Loss)          Shares         Amount
                                           ------------    ------------   ------------
For the year ended December 31, 2000
    Basic earnings per share               $    869           3,885,946   $     0.22
    Stock options                                                14,819
                                                             ----------
    Diluted earnings per share             $    869           3,900,765   $     0.22
                                                             ==========
For the year ended December 31, 1999
    Basic earnings per share               $    656           4,054,657   $     0.16
    Stock options                                                42,591
                                                             ----------
    Diluted earnings per share             $    656           4,097,248   $     0.16
                                                             ==========

For the periods reported the Company had no reconciling items between net income and income available to common shareholders.

Options to purchase 538,866 shares with exercise prices ranging from $5.71 to $12.00 were not included in diluted earnings per share due to the exercise price being greater than the average market price for the year ended December 31, 2001. The options expire from 2008 to 2010. At December 31, 2000, there were 602,166 shares with exercise prices ranging from $4.94 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price. The options expire from 2008 to 2010. Options to purchase 96,000 shares of common stock at a price ranging from $5.55 to $6.42 were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in 2008 and 2009.

NOTE 11 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Dividends are paid by the Company from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans, or advances. Transfers are limited by the Bank's retained earnings, which for the Bank were $13.6 million at December 31, 2001.

The Company and the Bank are subject to various regulatory capital requirements as established by applicable federal and state banking regulatory authorities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. The quantitative measures for capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (leverage). The Company's and the Bank's capital components, classifications, risk weightings, and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.

Management believes that as of December 31, 2001, the Company and the Bank meet all minimum capital adequacy requirements to which they are subject. The most recent notification, based on June 30, 2001 reporting, from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt correction actions. Management believes that changes in conditions have occurred subsequent to such notification to change the Bank's category to well capitalized as of December 31, 2001.

The following table presents selected capital information for the Company (consolidated) and the Bank as of December 31, 2001 and 2000:

                                                                                                   To Be Well Capitalized
                                                                                                        Under Prompt
                                                                          For Capital Adequacy         Correct Action
                                                       Actual                   Purposes                 Provisions
                                              -----------------------    -----------------------   -----------------------
                                                Amount        Ratio        Amount        Ratio       Amount        Ratio
                                              ----------   ----------    ----------   ----------   ----------   ----------
December 31, 2001 Total risk-based capital:
          Consolidated                        $   27,358      10.10%     $   21,661   >/=8.00%     $   27,076    >/=10.00%
          Bank                                $   28,898      10.72%     $   21,564   >/=8.00%     $   26,956    >/=10.00%

     Tier 1 risk-based capital:
          Consolidated                        $   23,941       8.84%     $   10,830   >/=4.00%     $   16,245     >/=6.00%
          Bank                                $   25,499       9.46%     $   10,782   >/=4.00%     $   16,173     >/=6.00%

     Tier 1 (leverage) capital:
          Consolidated                        $   23,941       6.51%     $   14,717   >/=4.00%            N/A          N/A
          Bank                                $   25,499       6.99%     $   14,594   >/=4.00%     $   18,242     >/=5.00%

December 31, 2000 Total risk-based capital:
          Consolidated                        $   27,717      10.99%     $   20,170   >/=8.00%     $   25,213    >/=10.00%
          Bank                                $   26,408      10.62%     $   19,887   >/=8.00%     $   24,859    >/=10.00%
     Tier 1 risk-based capital:

          Consolidated                        $   24,548       9.74%     $   10,085   >/=4.00%     $   15,128     >/=6.00%
          Bank                                $   23,278       9.37%     $    9,944   >/=4.00%     $   14,915     >/=6.00%

     Tier 1 (leverage) capital:
          Consolidated                        $   24,548       8.48%     $   11,583   >/=4.00%            N/A          N/A
          Bank                                $   23,278       8.19%     $   11,366   >/=4.00%     $   14,208     >/=5.00%

NOTE 12 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

During 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Plan) which, together with subsequent amendments, authorizes up to 625,000 shares of common stock for issuance thereunder. Under the 1997 Plan, options may be granted to the Company's employees, directors, and consultants. The exercise price of incentive stock options under the 1997 Plan must be at least equal to the fair value of the common stock on the date of grant. Options granted under the 1997 Plan generally vest over a five-year period, at the discretion of the compensation committee. All incentive stock options granted under the 1997 Plan will expire ten years from the date of grant unless terminated sooner pursuant to the provisions of the 1997 Plan. At December 31, 2001 and 2000, options to purchase a total of 476,180 and 479,900 shares, respectively, are outstanding under the 1997 Plan. All stock options granted under the 1997 Plan were made with exercise prices equal to the fair market value of the underlying stock on the date of grant.

In connection with the acquisition of Northern Bank of Commerce during 2000, the Company issued 231,466 incentive stock options to former Directors of NBOC. These options vest equally over five years and expire 10 years after the date of grant. The exercise prices of the options range from $11.09 to $12.00 per share and were granted outside of the 1997 Plan. Also in 2000, the Company granted 17,000 incentive stock options to employees, which vest equally over five years and expire ten years after the date of grant. The exercise price of these options is equal to the fair value of the underlying common stock at the date of grant.

During 1999, the Company granted incentive stock options to purchase 20,000 shares of common stock to certain officers of Bay Mortgage and Bay Bank. These options vest equally over a five-year period and expire 10 years after the grant dates. The exercise prices are equal to the fair value of the underlying common stock. These options were granted by the Company outside of the 1997 Plan.

Also during 1999, the Company authorized up to 69,000 performance-based stock options to be granted to an officer of Bay Bank. The number of performance-based stock options actually to be issued varies depending on Bay Bank's achievement of certain earnings targets over a three-year period. The exercise price for 54,000 of these performance-based stock options was equal to the fair market value of the underlying common stock on the grant date. The Company accrues compensation expense for these performance-based stock options over the performance period based on changes in the fair market value of the underlying common stock and estimates of the number of stock options to be issued based on the performance targets. There was no compensation expense charged against (credited to) income for these performance-based stock options in 2001 or 2000, respectively. The exercise price of the remaining 15,000 options will be equal to the fair value of the underlying common stock of the Company on the date the earnings targets are achieved.

The Company adopted an employee stock purchase plan during 1996 and may sell up to 175,000 shares of common stock to its eligible employees under the plan. During 2001 and 2000, the Company sold 3,233 and 8,207 shares of stock, respectively, under the plan. Each employee is granted the right to purchase stock at a price equal to the fair value of the common stock at the date of grant, as determined by the Board of Directors. These grants are made to qualified employees each quarter and expire within the month they are granted.

A summary of option activity for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                    2001                          2000                          1999
                                          ------------------------      --------------------------    --------------------------
                                                        Weighted                        Weighted                      Weighted
                                           Common        Average         Common         Average        Common         Average
                                           Shares         Price          Shares          Price         Shares          Price
                                          ----------   -----------      ----------     -----------    -----------  -------------
(dollars in thousands)
BALANCE, beginning of year                 769,866      $     7.29        598,000       $     5.92      454,092       $     6.08
    Granted                                 57,233      $     5.96        458,166       $     8.20      224,041       $     5.90
    Exercised                               (3,233)     $     4.92         (8,207)      $     4.75       (5,778)      $     6.09
    Forfeited                              (22,320)     $     4.78       (278,093)      $     5.80      (74,355)      $     6.73
                                          --------                      ---------                      --------

BALANCE, end of year                       801,546      $     7.25        769,866       $     7.29      598,000       $     5.92
                                          ========      ==========      =========       ==========     ========       ==========

Exercisable, end of year                   460,124      $     6.87        302,113       $     6.63      284,500       $     5.89
                                          ========      ==========      =========       ==========     ========       ==========

Fair value of options granted                           $     1.33                      $     1.00                    $     4.02
                                                        ==========                      ==========                    ==========

At December 31, 2001, exercise prices for outstanding options ranged from $4.44 to $12.00. For the options outstanding at December 31, 2001, the weighted average contractual life is 7.8 years.

As of December 31, 2001, outstanding stock options consist of the following:

                                     Weighted     Weighted                  Weighted
                                     Average      Average                   Average
                         Options     Exercise    Remaining      Options     Exercise
Exercise Price Range   Outstanding    Price         Life      Exercisable    Price
                       ----------   ----------   ----------   -----------  ----------
$4.00 - $5.00             262,680   $     4.57       8.80         99,698     $   4.99
$5.00 - $6.00             192,500         5.71       5.75        192,500         5.71
$6.00 - $7.00              72,900         6.49       7.57         32,940         6.51
$7.00 - $8.00              42,000         7.94       7.00         33,600         7.94
$11.00 - $12.00           231,466        11.68       8.50         92,586        11.68
                          -------   ----------       ----        -------     --------

                          801,546   $     7.25       7.80        451,324     $   6.87
                          =======   ==========       ====        =======     ========

The Company accounts for the 1997 Plan, options granted outside of the 1997 Plan, and the Employee Stock Purchase Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                     2001         2000        1999
                                                   ---------    ---------   ---------
(dollars in thousands, except per share amounts)
Net income (loss):
     As reported                                   $  (1,450)   $     869   $     656
     Pro forma                                     $  (1,639)   $     688   $     501
Basic earnings (loss) per share:
     As reported                                   $   (0.39)   $    0.22   $    0.16
     Pro forma                                     $   (0.44)   $    0.18   $    0.12
Diluted earnings (loss) per share:
     As reported                                   $   (0.39)   $    0.22   $    0.16
     Pro forma                                     $   (0.44)   $    0.18   $    0.12

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: risk-free average interest rate of 3.50%, 5.50%, and 5.10%, respectively; expected dividend yields of 0.93%, 1.40%, and 1.08%, respectively; and an expected volatility of 16.70%, 10.84%, and 63.61%, respectively. Expected lives for options granted were between five and seven years. Due to the discretionary nature of stock option grants, the compensation cost included in the 2001, 2000, and 1999, pro forma net income per SFAS No. 123 may not be representative of that expected in future years.

NOTE 13 - CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF- BALANCE-SHEET RISK

The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of its subsidiary bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank's undisbursed commitments and contingent liabilities at December 31, 2001, is as follows:

                                                Fixed      Variable       Total
                                                Rate         Rate         2001
                                               -------      -------      -------
(dollars in thousands)
     Commitments to extend credit              $ 8,861      $34,064      $42,925
     Credit card commitments                     5,892           --        5,892
     Standby letters of credit                     175        4,674        4,849
                                               -------      -------      -------

                                               $14,928      $38,738      $53,666
                                               =======      =======      =======

Commitments to extend credit, credit card arrangements, and standby letters of credit all include exposure to some credit loss in the event of non-performance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the consolidated statements of condition. Because these instruments have fixed maturity dates and many of them expire without being drawn upon, they do not generally present a significant liquidity risk to the Bank.

The Company and its subsidiaries are also party to several noncancellable lease agreements for premises and equipment. Future rental payments on these noncancellable leases are as follows:

(dollars in thousands)
Years ending December 31,    2002                        $   890
                             2003                            840
                             2004                            475
                             2005                            161
                             2006                             79
                             Thereafter                      488
                                                         -------

                                                         $ 2,933
                                                         =======

This payment schedule reflects actual liability on lease agreements in which the Company is currently involved, and does not include potential additional payments relating to possible lease extensions.

Rent expense under noncancellable lease agreements amounted to $1.1 million, $909,000, and $397,000 for the years ending December 31, 2001, 2000, and 1999, respectively.

NOTE 14 - RELATED-PARTY TRANSACTIONS

Certain directors, executive officers and their spouses, associates and related organizations, had banking transactions with the Bank in the ordinary course of business. All loans and commitments to loan were made on substantially the same terms and conditions, including collateral required, as comparable transactions with unaffiliated parties. Directors and executive officers are charged the same rates of interest and loan fees as are charged to employees of the Company, with interest rates and fees slightly lower than those charged to non-employee borrowers. The amounts of loans outstanding to directors, executive officers, principal shareholders, and companies with which they are associated was as follows:

                                                        2001             2000
                                                      --------          -------

    (dollars in thousands)
    Beginning balance                                 $  4,615          $ 2,059
    Loans made                                           9,757            8,786
    Loan repayments made                               (10,536)          (6,024)
    Other                                                 (334)            (206)
                                                      --------          -------

Ending balance                                        $  3,502          $ 4,615
                                                      ========          =======

Certain officers at December 31, 2000 were no longer officers at December 31, 2001. The balances outstanding to such persons are reflected in the "other" category above.

The Chairman of the Company previously owned a securities brokerage franchise of Raymond James Financial Services, Inc., which leases space from the Company. Total income from the lease amounted to $24,000 for each of the years ending December 31, 2001, 2000, and 1999. The franchise was sold to a third party in 2001.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees who have completed three months of service. The plan allows an employee to contribute a portion of his or her annual wages subject to a maximum dollar limit which is set by law. In addition, at the annual discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of each employee participant. Currently, the Company will match the first 3% of the employee's contribution, up to $3,000 per year. In addition, regardless of the employee's participation in the plan, the Company currently contributes 3% of the employee's salary, up to a maximum of $3,000. For this contribution, employees must be employed by the Company on the last day of the plan year. The plan also requires completion of six months of service to become eligible for the Company contributions. Any funds contributed by the Company are subject to the following vesting schedule:

               20%    -   after 2 years of service
               40%    -   after 3 years of service
               60%    -   after 4 years of service
               80%    -   after 5 years of service
               100%   -   after 6 years of service

The Company contributed $446,000, $292,000, and $236,000 into the plan for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

A financial instrument is defined as cash, evidence of ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in the Company's statements of condition are cash, federal funds sold or purchased; debt and equity securities; loans; demand, savings, and other interest-bearing deposits; and notes and debentures. Examples of financial instruments, which are not included in the Company's statements of condition, are commitments to extend credit and standby letters of credit.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

The fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW, and money market accounts is equal to the carrying value of these financial instruments and does not recognize the inherent value of core deposit relationships when determining fair value. Disclosure of the fair value of non-financial instruments, such as the Company's premises and equipment, its banking and trust franchises, and its core deposit relationships is not required. The Company believes that these non-financial instruments have significant fair value.

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

Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowing -The carrying amounts of borrowings under repurchase agreements and short-term borrowings approximate their fair values.

Long-term borrowing - Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to extend credit, credit card commitments, and standby letters of credit - The fair values of commitments to extend credit, credit card commitments, and standby letters of credit were not material as of December 31, 2001 and 2000.

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                      2001                 2000
                                               -----------------------------------------
                                               Carrying     Fair     Carrying    Fair
                                                Amount      Value     Amount     Value
                                               --------   --------   --------   --------
(dollars in thousands)
Financial assets:
    Cash and cash equivalents                  $ 50,177   $ 50,177   $ 25,589   $ 25,589
    Investment securities                      $ 34,303   $ 34,345   $ 12,071   $ 12,068
    Federal Home Loan Bank stock               $  3,531   $  3,531   $  3,302   $  3,302
    Loans, net of allowances for loan losses
        and deferred loan fees                 $229,215   $229,400   $229,078   $226,000
    Loans held-for-sale                        $ 37,322   $ 37,322   $ 10,013   $ 10,013
Financial liabilities:
    Non-interest-bearing demand                $ 43,225   $ 43,225   $ 40,201   $ 40,201
    Savings and interest-bearing demand        $ 96,587   $ 96,587   $ 73,770   $ 73,770
    Certificates of deposit                    $175,678   $176,918   $127,245   $127,750
    Short-term borrowings                      $  2,750   $  2,750   $  1,275   $  1,275
    Long-term borrowings                       $ 19,009   $ 19,518   $ 21,348   $ 21,267

While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 and 2000, should not necessarily be considered to apply at subsequent dates.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK

All of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2001. The Bank's loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $1.0 million without approval from the Bank's respective loan committees.

NOTE 18 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION

The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. The Company's mortgage segment, Bay Mortgage, specializes in all facets of residential lending including FHA and VA loans, construction loans and bridge loans. Prior to the sale of Business Finance Corporation in the first quarter of 2002, the Company provided asset-based financing to companies throughout the western United States.

The community banking, asset-based financing activity, and mortgage banking activities are monitored and reported by Company management as separate operating segments. The asset-based financing segment does not meet the prescribed aggregation or materiality criteria and, therefore, is reported as "Other" in the table below.

The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that some operating expenses are not allocated to segments.

Summarized financial information for the years ended December 31, 2001, 2000, and 1999 concerning the Company's reportable segments is shown in the following tables.

                                                                                 2001
                                           ------------------------------------------------------------------------------------
                                                          Mortgage       Holding
                                             Banking       Banking       Company       Other       Intersegment    Consolidated
                                           ----------    ----------    ----------    ----------    ------------    ------------
(dollars in thousands)
Interest income                            $   24,523    $    4,725    $       86    $    1,123    $     (3,230)   $     27,227
Interest expense                               13,318         2,791           245           258          (3,230)         13,382
                                           ----------    ----------    ----------    ----------    ------------    ------------

                 Net interest income           11,205         1,934          (159)          865              --          13,845

Provision for loan loss                        (2,779)         (713)           --        (1,770)             --          (5,262)
Non-interest income                             1,345         8,216            30            --              --           9,591
Non-interest expense                           10,153         6,674           717         1,930              --          19,474
                                           ----------    ----------    ----------    ----------    ------------    ------------

Income (loss) before provision
     for income taxes                            (382)        2,763          (846)       (2,835)             --          (1,300)

Provision for income taxes                        (62)          939          (208)         (519)             --             150
                                           ----------    ----------    ----------    ----------    ------------    ------------

Net income (loss)                          $     (320)   $    1,824    $     (638)   $   (2,316)   $         --    $     (1,450)
                                           ==========    ==========    ==========    ==========    ============    ============

Depreciation and amortization              $    1,013    $      288    $       --    $      107    $         --    $      1,408
                                           ==========    ==========    ==========    ==========    ============    ============

Total assets                               $  362,811    $   56,649    $   31,718    $    3,841    $    (84,359)   $    370,660
                                           ==========    ==========    ==========    ==========    ============    ============

NOTE 18    - SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION -
               (continued)

                                                                                 2000
                                           ------------------------------------------------------------------------------------
                                                          Mortgage       Holding
                                             Banking       Banking       Company       Other       Intersegment    Consolidated
                                           ----------    ----------    ----------    ----------    ------------    ------------
(dollars in thousands)
Interest income                            $   21,114    $    1,030    $      416    $    1,528    $     (1,240)   $     22,848
Interest expense                               10,158           633            --           389          (1,240)          9,940
                                           ----------    ----------    ----------    ----------    ------------    ------------

                   Net interest income         10,956           397           416         1,139              --          12,908

Provision for loan loss                          (873)         (147)            8          (143)             --          (1,155)
Non-interest income                             1,593         3,626            --            --              --           5,219
Non-interest expense                            9,380         4,593           764           755              --          15,492
                                           ----------    ----------    ----------    ----------    ------------    ------------

Income (loss) before provision
     for income taxes                           2,296          (717)         (340)          241              --           1,480

Provision for income taxes                        818          (244)          (80)          117              --             611
                                           ----------    ----------    ----------    ----------    ------------    ------------

Net income (loss)                          $    1,478    $     (473)   $     (260)   $      124    $         --    $        869
                                           ==========    ==========    ==========    ==========    ============    ============

Depreciation and amortization              $      950    $      252    $       --    $      114    $         --    $      1,316
                                           ==========    ==========    ==========    ==========    ============    ============

Total assets                               $  289,520    $   22,227    $   33,485    $    6,001    $    (54,334)   $    296,898
                                           ==========    ==========    ==========    ==========    ============    ============

                                                                                 1999
                                           ------------------------------------------------------------------------------------
                                                          Mortgage       Holding
                                             Banking       Banking       Company       Other       Intersegment    Consolidated
                                           ----------    ----------    ----------    ----------    ------------    ------------
(dollars in thousands)
Interest income                            $   13,701    $      161    $      586    $    1,482    $       (654)   $     15,276
Interest expense                                5,638            --            --           264            (654)          5,248
                                           ----------    ----------    ----------    ----------    ------------    ------------

          Net interest income                   8,063           161           586         1,218              --          10,028

Provision for loan loss                          (963)           --            (8)         (378)             --          (1,349)
Non-interest income                             1,380         1,811            --            --              --           3,191
Non-interest expense                            6,812         2,279           900           803              --          10,794
                                           ----------    ----------    ----------    ----------    ------------    ------------

Income before provision
     for income taxes                           1,668          (307)         (322)           37              --           1,076

Provision for income taxes                        574          (104)          (95)           45              --             420
                                           ----------    ----------    ----------    ----------    ------------    ------------

Net income (loss)                          $    1,094    $     (203)   $     (227)   $       (8)   $         --    $        656
                                           ==========    ==========    ==========    ==========    ============    ============

Depreciation and amortization              $      903    $       83    $       --    $      112    $         --    $      1,098
                                           ==========    ==========    ==========    ==========    ============    ============

Total assets                               $  186,811    $    5,410    $   31,594    $    6,588    $    (31,908)   $    198,495
                                           ==========    ==========    ==========    ==========    ============    ============

NOTE 19 - PARENT COMPANY ONLY FINANCIAL DATA

The following sets forth condensed financial information of the Company on a stand-alone basis:

                             Statements of Condition
                                (unconsolidated)

                                                                December 31,
                                                            --------------------
                                                             2001         2000
                                                            -------      -------
(dollars in thousands)

ASSETS
    Cash and cash equivalents                               $   424      $ 1,365
    Investment in bank subsidiary                            30,306       27,830
    Investment in non-bank subsidiary                           194        2,510
    Receivables due from non-bank subsidiary                    450        1,400
    Other assets                                                344          379
                                                            -------      -------

        Total assets                                        $31,718      $33,484
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
    Long-term borrowings                                    $ 2,945      $ 3,000
    Other liabilities                                            25           75
                                                            -------      -------

        Total liabilities                                     2,970        3,075

SHAREHOLDERS' EQUITY                                         28,748       30,409
                                                            -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                  $31,718      $33,484
                                                            =======      =======

                            Statements of Operations
                                (unconsolidated)

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      2001       2000     1999
                                                    -------    -------    -----
(dollars in thousands)

INCOME
    Income from subsidiaries                        $    86    $   416    $ 571
    Other income                                         30         --       15
                                                    -------    -------    -----

        Total income                                    116        416      586
                                                    -------    -------    -----

EXPENSES
    Interest expense                                    245         --       --
    Other expense                                       717        764      907
                                                    -------    -------    -----

        Total expense                                   962        764      907
                                                    -------    -------    -----

Loss before income tax benefit and equity
    in undistributed earnings of subsidiaries          (846)      (348)    (321)

Income tax benefit                                      208         80       95
                                                    -------    -------    -----

Net loss before equity in undistributed
    earnings of subsidiaries                           (638)      (268)    (226)
Equity in undistributed earnings (losses) of
    subsidiaries                                       (812)     1,137      882
                                                    -------    -------    -----

NET INCOME (LOSS)                                   $(1,450)   $   869    $ 656
                                                    =======    =======    =====

NOTE 19        -  PARENT COMPANY ONLY FINANCIAL DATA - (continued)

                            Statements of Cash Flows
                                (unconsolidated)

                                                          Years Ended December 31,
                                                      --------------------------------
                                                        2001        2000        1999
                                                      --------    --------    --------
(dollars in thousands)
CASH FLOWS FROM OPERATING
        ACTIVITIES
    Net income (loss)                                 $ (1,450)   $    869    $    656
    Adjustments to reconcile net income (loss)
            to net cash from operating activities:
        Undistributed earnings (losses) of
            subsidiaries                                   812      (1,137)       (882)

        Decrease (increase) in other assets                 35         302        (359)
        Decrease in other liabilities                      (50)        (29)         (7)
                                                      --------    --------    --------

                 Net cash from operating activities       (653)          5        (592)
                                                      --------    --------    --------

CASH FLOWS FROM INVESTING
        ACTIVITIES

    Decrease (increase) in loans                            --         492        (500)

    Acquisition of business, net of cash acquired           --          --        (967)
    Advances to subsidiaries                           (12,400)    (32,925)     (5,104)
    Repayment of advances to subsidiaries               12,350      26,318       3,393
                                                      --------    --------    --------

                 Net cash from investing activities        (50)     (6,115)     (3,178)
                                                      --------    --------    --------

CASH FLOWS FROM FINANCING
        ACTIVITIES

    Proceeds form issuance of long-term debt                --       3,000

    Net repayments of long-term borrowings                 (55)         --          --

    Purchase of treasury stock                              --      (1,784)       (732)

    Proceeds from issuance of common stock                  17          39          34
    Dividends paid                                        (200)       (281)       (281)
                                                      --------    --------    --------

                 Net cash from financing activities       (238)        974        (979)
                                                      --------    --------    --------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                         (941)     (5,136)     (4,749)

CASH AND CASH EQUIVALENTS,
     beginning of year                                   1,365       6,501      11,250
                                                      --------    --------    --------

CASH AND CASH EQUIVALENTS,
     end of year                                      $    424    $  1,365    $  6,501
                                                      ========    ========    ========

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years ended December 31, 2001 and 2000:

                                              March 31        June 30       September 30    December 31
                                            ------------    ------------    ------------    ------------
(dollars in thousands)
2001
Interest income                             $      6,593    $      7,063    $      6,955    $      6,616
Interest expense                                   3,220           3,622           3,540           3,000
                                            ------------    ------------    ------------    ------------

Net interest income                                3,373           3,441           3,415           3,616
Provision for loan losses                           (252)           (355)         (2,125)         (2,530)
Non-interest income                                1,797           2,456           1,820           3,518
Non-interest expense                               4,175           4,789           4,519           5,991
                                            ------------    ------------    ------------    ------------

Income (loss) before
     provision (benefit)
     for income taxes                                743             753          (1,409)         (1,387)
Provision (benefit)
     for income
     taxes                                           286             337            (457)            (16)
                                            ------------    ------------    ------------    ------------

Net income (loss)                           $        457    $        416    $       (952)   $     (1,371)
                                            ============    ============    ============    ============

Basic earnings (loss)
     per share                              $       0.12    $       0.11    $      (0.26)   $      (0.37)
                                            ============    ============    ============    ============

Diluted earnings
     (loss) per share                       $       0.12    $       0.11    $      (0.25)   $      (0.37)
                                            ============    ============    ============    ============

                                              March 31        June 30       September 30    December 31
                                            ------------    ------------    ------------    ------------
(dollars in thousands)
2000
Interest income                             $      4,597    $      5,011    $      6,594    $      6,646
Interest expense                                   1,671           2,134           2,999           3,136
                                            ------------    ------------    ------------    ------------

Net interest income                                2,926           2,877           3,595           3,510
Provision for loan
     losses                                         (370)           (371)           (214)           (200)
Non-interest income                                1,006           1,222           1,473           1,509
Non-interest expense                               3,852           3,371           4,315           3,945
                                            ------------    ------------    ------------    ------------

Income (loss) before
     provisions (benefit)
     for income taxes                               (290)            357             539             874
Provision (benefit)
     for income
     taxes                                           (80)            119             203             369
                                            ------------    ------------    ------------    ------------

Net income (loss)                           $       (210)   $        238    $        336    $        505
                                            ============    ============    ============    ============

Basic earnings (loss)
     Per share                              $      (0.05)   $       0.06    $       0.09    $       0.13
                                            ============    ============    ============    ============

Diluted earnings
     (loss) per share                       $      (0.05)   $       0.06    $       0.09    $       0.13
                                            ============    ============    ============    ============

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

        None.

                                    PART III

Item 10. Directors and executive officers of the registrant

        The response to this item is incorporated by reference to the sections entitled "Security ownership of directors and executive officers, Election of directors, Information regarding the board of directors and its committees," in the Company's 2002 Proxy Statement.

        Effective March 27, 2002, Harve E. Menkens has been replaced as President and CEO of the Company and the Bank by Paul L. Campbell. Mr. Campbell has 38 years of banking experience, including 18 years as President and CEO of Pioneer National Bank of Yakima, Washington. Mr. Campbell attended the University of Utah, and is a graduate of the Pacific Coast Banking School, The National Commercial Lending School, and Bank Marketing School.

        On March 25, 2002, the Bank hired Gary S. Hanson as an Executive Vice President and Chief Credit Administrator. Mr. Hanson has 28 years of banking experience, including 22 years with Kitsap Bank of Port Orchard, Washington where he served as Executive Vice President, Chief Credit Officer, and Branch Administrator. Mr. Hanson has a business degree from Central Washington State College in Ellensburg, Washington, and is a graduate of the Pacific Coast Banking School.

Item 11. Executive Compensation

        The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's 2002 Proxy Statement.

Item 12. Security ownership of certain beneficial owners and management

        The response to this item is incorporated by reference entitled "Security ownership of directors and executive officers" in the Company's 2002 Proxy Statement.

Item 13. Certain relationships and related transactions

        The response to this item is incorporated by reference entitled "Related-party transactions" in the Company's 2002 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement schedules and reports on form 8-K

    a. No Form 8-K's were filed during the fourth quarter.

    b. The exhibit list is set forth on the Exhibit Index included herein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

COWLITZ BANCORPORATION
(Registrant)

/s/ Benjamin Namatinia
Benjamin Namatinia
Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th day of March 2002.

Principal Accounting Officer:

/s/ Don P. Kiser
Don P. Kiser
Vice President/Chief Financial Officer/Secretary

Accounting Officer

/s/ Donna P. Gardner
Donna P. Gardner
Vice-President/Treasurer

Remaining Directors:

/s/ Benjamin Namatinia
Benjamin Namatinia
Chairman

/s/ Mark F. Andrews, Jr.
Mark F. Andrews, Jr.
Director

/s/ E. Chris Searing
E. Chris Searing
Director

/s/ John S. Maring
John S. Maring
Director

EXHIBIT INDEX

3.1*    Restated and Amended Articles of Incorporation of Registrant.
3.2*    Bylaws of Registrant.
10.1* Advances Security and Deposit Agreement dated March 29, 1991 between Federal Home Loan Bank of Seattle and Cowlitz Bank.
10.2* Federal Home Loan Bank of Seattle Form of Promissory Note (Credit Line Fixed Rate Advance).
10.4* Lease Agreement dated October 7, 1963 between Twin City Development Co. and Bank of Cowlitz County.
10.5* Assignment of Lease dated March 4, 1976 between Bank of the West and Old National Bank of Washington.
10.6* Assignment of Lease dated March 30, 1979 between Old National Bank of Washington and Pacific National Bank of Washington.
10.7* Extension of Lease dated April 1, 1989 between Triangle Development Company and First Interstate Bank of Washington, N.A.
10.9* Employment Agreement dated January 1, 1998 between Cowlitz Bancorporation and Ben Namatinia.
10.10*  Cowlitz Bancorporation 1997 Stock Option Plan.
10.11*  Form of Stock Option Agreement.
10.12*  Cowlitz Bancorporation Employee Stock Purchase Plan.
11.1 Computation of Per Share Earnings. (Included in Note 1 to the Consolidated Financial Statements included herein)
21 List of all Subsidiaries of the Registrant Cowlitz Bank Business Finance Corporation Consent of Moss Adams LLP
23.2    Consent of Arthur Andersen LLP

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation of our report included (or incorporated by reference) in the Form 10-K, into the Company's previously filed Registration Statement File No. 333-48607.

Portland, Oregon                                          /s/ Moss Adams LLP
March 29, 2002

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation of our report dated January 21, 2000, on the consolidated statements of income, changes in shareholder's equity and cash flows of Cowlitz Bancorporation and subsidiaries for the year ended December 31, 1999, included in Cowlitz Bancorporation's Form 10-K for the year ended December 31, 2001, into Cowlitz Bancorporation's previously filed Form S-8 Registration Statement File No. 333-48607. It should be noted that we have not audited any financial statements of Cowlitz Bancorporation subsequent to December 31, 1999 or performed any audit procedures subsequent to the date of our report.

San Francisco, California                                 /s/Arthur Andersen LLP
March 22, 2002