Form 10-Q
period 2002-03-31
COWLITZ BANCORPORATION
filed 2002-05-14
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q

           |X| Quarterly report Pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

                      For the quarter ended March 31, 2002

          | | Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange act of 1934

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

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 2002:    3,732,172 shares

                                TABLE OF CONTENTS

                                                                                          Page
Part I
Financial Statements

         Consolidated Statements of Condition -
         March 31, 2002 and December 31, 2001                                               3

         Consolidated Statements of Operations -
         Three months ended March 31, 2002 and March 31, 2001
         and year ended December 31, 2001                                                   4

         Consolidated Statements of Changes in Shareholders' Equity
         Year ended December 31, 2001 and three months ended March 31, 2002                 5

         Consolidated Statements of Cash Flows
         Three months ended March 31, 2002 and March 31, 2001                               6

         Notes to Consolidated Financial Statements                                         7

         Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                                         12

Part II

Other

         Other information                                                                 22

         Exhibits and Reports on Form 8-K                                                  22

         Signatures                                                                        23

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                (in thousand of dollars, except number of shares)

                                                                        March 31,      December 31,
                                                                          2002             2001
                                                                       (unaudited)
ASSETS
Cash and due from banks...........................................      $ 58,961         $ 50,177
Investment securities:
   Investments available-for-sale (at fair value, cost of $41,795 and $30,172 at March 31, 2002 and December 31, 2001,
     respectively)................................................        41,638           30,188
   Investments held-to-maturity (at amortized cost, fair value of
     $1,852 and $4,157 at March 31, 2002 and December 31, 2001,
     respectively)................................................         1,819            4,115
                                                                        --------         --------
     Total investment securities..................................        43,457           34,303
                                                                        --------         --------

Federal Home Loan Bank stock, at cost.............................         3,593            3,531

Loans held for sale...............................................        18,898           37,322

Loans, net of deferred loan fees..................................       226,101          235,212
Allowance for loan losses.........................................        (5,617)          (5,997)
                                                                        --------         --------
   Loans, net.....................................................       220,484          229,215
                                                                        --------         --------
Premises and equipment, net of accumulated depreciation of $4,164 and $4,029 at March 31, 2002 and December 31, 2001,
   respectively...................................................         5,052            5,235
Goodwill..........................................................         2,352            3,560
Intangible assets, net of accumulated amortization of $1,269 and
   $1,203 at March 31, 2002 and December 31, 2001, respectively...           700              767
Accrued interest receivable and other assets......................         6,649            6,550
                                                                        --------         --------
     Total assets.................................................      $360,146         $370,660
                                                                        ========         ========

LIABILITIES
Deposits:
   Non-interest-bearing demand....................................      $ 43,243         $ 43,225
   Savings and interest-bearing demand............................        97,259           96,587
   Certificates of deposit........................................       165,648          175,678
                                                                        --------         --------
     Total deposits...............................................       306,150          315,490
Short-term borrowings.............................................         3,325            2,750
Long-term borrowings..............................................        18,933           19,009
Accrued interest payable and other liabilities....................         3,029            4,663
                                                                        --------         --------
     Total liabilities............................................       331,437          341,912
                                                                        --------         --------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized as of
   March 31, 2002 and December 31, 2001, no shares issued and
   outstanding....................................................             -                -
Common stock, no par value; 25,000,000 authorized as of
    March 31, 2002 and December 31, 2001; 3,732,172 and 3,692,560
    shares issued and outstanding at March 31, 2002 and December
    31, 2001, respectively........................................        17,019           16,802
Additional paid-in capital........................................         1,538            1,538
Retained earnings.................................................        10,270           10,398
Accumulated other comprehensive income (loss), net of taxes.......          (118)              10
                                                                        --------         --------
     Total shareholders' equity...................................        28,709           28,748
                                                                        --------         --------
     Total liabilities and shareholders' equity...................      $360,146         $370,660
                                                                        ========         ========

The accompanying notes are an integral part of these statements.

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousand of dollars, except per share amounts)

                                                                           Three months ended          Year Ended
                                                                               March 31,              December 31,
                                                                         2002            2001                 2001
                                                                       ---------       ---------          --------
                                                                              (unaudited)
INTEREST INCOME
Interest and fees on loans........................................     $   5,060       $   6,186          $ 25,088
Interest on taxable investment securities.........................           367             184               848
Interest on non-taxable investment securities.....................             2               2                 8
Other interest and dividend income................................           260             221             1,283
                                                                       ---------       ---------          --------
   Total interest income..........................................         5,689           6,593            27,227
                                                                       ---------       ---------          --------

INTEREST EXPENSE
Savings and interest-bearing demand...............................           396             605             2,600
Certificates of deposit...........................................         1,892           2,218             9,382
Short-term borrowings.............................................            10              33               115
Long-term borrowings..............................................           237             364             1,285
                                                                       ---------       ---------          --------
   Total interest expense.........................................         2,535           3,220            13,382
                                                                       ---------       ---------          --------
   Net interest income before provision for loan losses...........         3,154           3,373            13,845

PROVISION FOR LOAN LOSSES.........................................          (300)           (252)           (5,262)
                                                                       ---------       ---------          --------
   Net interest income after provision for loan losses............         2,854           3,121             8,583
                                                                       ---------       ---------          --------

NON-INTEREST INCOME
   Service charges on deposit accounts............................           178             190               737
   Gains on loans sold............................................         1,174             757             4,872
   Escrow fees....................................................           222             184               895
   Fiduciary income...............................................            71              61               238
   Credit card income.............................................           125             143               507
   Brokerage fees.................................................           605             403             2,450
   Gain on sale of subsidiary.....................................           423               -                 -
   Net gains (losses) on sale of repossessed assets...............             2             (15)             (429)
   Other income...................................................            61              56               232
   Net gains on maturities and sales of available-for-sale
    securities ...................................................             -              18                89
                                                                       ---------       ---------          --------
     Total non-interest income....................................         2,861           1,797             9,591
                                                                       ---------       ---------          --------

NON-INTEREST EXPENSE
   Salaries and employee benefits.................................         2,446           2,165             9,365
   Net occupancy and equipment expense............................           555             615             2,440
   Impairment of goodwill.........................................             -               -             1,215
   Business taxes.................................................           163             128               613
   Amortization of intangibles....................................            66             147               582
   Net cost of operation of other real estate.....................            84              15               144
   Data processing and communications.............................           103             126               543
   Professional fees..............................................           301             146               641
   Postage and freight............................................           125             109               478
   Credit card expense............................................           116             107               408
   FDIC insurance.................................................           147              72               214
   Other operating expense........................................           568             545             2,831
                                                                       ---------       ---------          --------
     Total non-interest expense...................................         4,674           4,175            19,474
                                                                       ---------       ---------          --------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE...........................         1,041             743            (1,300)
   Income tax expense.............................................           378             286               150
                                                                       ---------       ---------          --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE........................................           663             457            (1,450)
CUMULATIVE EFFECT ON PRIOR YEARS OF ACCOUNTING
     CHANGE (Less applicable income taxes of $417,000)............           791               -                 -
                                                                       ---------       ---------          --------

NET INCOME (LOSS).................................................     $    (128)      $     457          $ (1,450)
                                                                       =========       =========          ========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK...................     $   (0.03)      $    0.12          $  (0.39)
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK.................     $   (0.03)      $    0.12          $  (0.39)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX
   PER SHARE OF COMMON STOCK......................................     $   (0.21)      $       -          $      -

The accompanying notes are an integral part of these statements.

                             COWLITZ BANCORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (in thousands of dollars, except number of shares)

                                                                                         Accumulated
                                                Common Stock       Additional                Other          Total
                                                ------------        Paid-in    Retained  Comprehensive  Shareholders'  Comprehensive
                                             Shares      Amount     Capital    Earnings  Income (loss)     Equity      Income (loss)
                                             ------      ------     -------    --------  -------------     ------      -------------
BALANCE AT DECEMBER 31, 2000                3,689,327   $ 16,785    $  1,538   $ 12,048      $  38        $ 30,409
Comprehensive Income:
  Net loss................................          -          -           -     (1,450)         -          (1,450)      $ (1,450)
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $8..............          -          -           -          -        (28)            (28)           (28)
                                                                                                                         --------
  Comprehensive loss......................          -          -           -          -          -               -       $ (1,478)
                                                                                                                         ========
  Issuance of common stock for cash.......      3,233         17           -          -          -              17
  Cash dividends paid ($.05 per share)....          -          -           -       (200)         -            (200)
                                            ---------   --------    --------   --------      -----        --------

BALANCE AT DECEMBER 31, 2001                3,692,560     16,802       1,538     10,398         10          28,748
Comprehensive Income:
  Net loss................................          -          -           -       (128)         -            (128)      $   (128)
  Net change in unrealized gains on
     investments available-for-sale, net
     of deferred taxes of $27.............          -          -           -          -       (128)           (128)          (128)
                                                                                                                         --------
  Comprehensive loss......................          -          -           -          -          -               -       $   (256)
                                                                                                                         ========
  Issuance of common stock for cash.......     39,612        217           -          -          -             217
                                            ---------   --------    --------   --------      -----        --------

BALANCE AT MARCH 31, 2002                   3,732,172   $ 17,019    $  1,538   $ 10,270      $(118)       $ 28,709
(unaudited)                                 =========   ========    ========   ========      =====        ========

        The accompanying notes are an integral part of these statements.

                             COWLITZ BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                          Three months ended
                                                                               March 31,
                                                                         2002            2001
                                                                       --------        ---------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).................................................  $   (128)       $     457
   Adjustments to reconcile net income (loss) to net cash provided by
     Operating activities:
     Deferred tax benefit............................................        27                8
     Depreciation and amortization...................................       248              354
     Change in accounting principles.................................     1,208                -
     Provision for loan losses.......................................       300              252
     Net gain on sale of subsidiary..................................      (423)               -
     Net gains on sales of investments available-for-sale............         -              (18)
     Net amortization of investment security premiums and accretion
       of discounts..................................................        36               (2)
     Net gains on sales of foreclosed assets.........................        (2)             (15)
     Gains on loans sold.............................................    (1,174)            (639)
     Origination of loans held for sale..............................   (92,936)        (101,880)
     Proceeds of loans sales.........................................   112,534           62,549
     (Increase) in accrued interest receivable and other assets......      (123)            (347)
     Increase (decrease) accrued interest payable and other
       liabilities ..................................................    (1,421)             242
     Federal Home Loan Bank stock dividends..........................       (62)             (54)
                                                                       --------        ---------
         Net cash from operating activities..........................    18,084          (39,093)
                                                                       --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities
     held-to-maturity................................................     2,598              990
   Proceeds from sales and maturities of investment securities
     available-for-sale..............................................     5,387            2,156
   Proceeds from sales of foreclosed assets..........................        83              240
   Purchases of investment securities:
     Held-to-maturity................................................      (300)             (99)
     Available-for-sale..............................................   (17,048)          (2,250)
   Net (increase) decrease in loans..................................     8,720          (10,395)
   Net cash paid from sale of subsidiary.............................      (104)               -
   Purchases of premises and equipment...............................       (12)             (98)
                                                                       --------        ---------
       Net cash from investment activities...........................      (676)          (9,456)
                                                                       --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand, savings, and interest bearing
     demand deposits.................................................       690           19,026
   Net increase (decrease) in certificates of deposit................   (10,030)          24,980
   Dividends paid....................................................         -              (67)
   Net increase in short-term borrowings.............................       575            2,050
     Repayment of long-term borrowings...............................       (76)             (46)
     Issuance of common stock for cash, net of amount paid for ......
       fractional shares and offering costs..........................       217                6
                                                                       --------        ---------
       Net cash from financing activities............................    (8,624)          45,949
                                                                       --------        ---------
       Net increase (decrease) in cash and cash equivalents..........     8,784           (2,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................    50,177           25,589
                                                                       --------        ---------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD..........................  $ 58,961        $  22,989
                                                                       ========        =========

The accompanying notes are an integral part of these statements.

                             COWLITZ BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands, except number of shares and per share amounts)

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

   Certain reclassifications have been made to prior periods in order to conform with the current period presentation. These reclassifications have no effect on the Company's previously reported financial position, results of operations, or earnings per share.

2. Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

   The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002.

3. Supplemental Cash Flow Information

   For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts in the balance sheet caption "Cash and due from banks" and include cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

                             COWLITZ BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands, except number of shares and per share amounts)

4. Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for loan losses. Actual results could differ from those estimates.

5. Earnings Per Share

   The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                           Weighted     Per Share
                                                      Net Income/(Loss)   Avg. Shares    Amount

                                                          For the quarter ended March 31, 2002

                  Basic earnings (loss) per share          $(128)          3,699,519      $(.03)
                  Stock Options                                               46,564
                  Diluted earnings (loss) per share        $(128)          3,746,083      $(.03)

                                                           For the quarter ended March 31, 2001

                  Basic earnings per share                 $ 457           3,690,457      $ .12
                  Stock Options                                               32,470
                  Diluted earnings per share               $ 457           3,722,827      $ .12

   Options to purchase 538,106 shares of common stock with exercise prices ranging from $5.71 to $12.00, with an average price of $8.56, were outstanding at March 31, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2007-2010.

6. Recently Issued Accounting Standards

SFAS Nos. 141, 142, 143, and 144

Statement of Financial Accounting Standard (SFAS) No. 141 - "Business Combinations" addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement of Financial Accounting Standard (SFAS) No. 142 - "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

                             COWLITZ BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands, except number of shares and per share amounts)

The Company has applied the new rules on accounting for goodwill and other intangible assets during the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $325,000 per year. Amortization expense on intangible assets was $66,000 for the three months ended March 31, 2002 compared to $147,000 for the same period of 2001. During the first quarter of 2002, upon adoption of SFAS 142, the Company performed a transitional impairment test of goodwill and indefinite lived intangible assets. The effect of changing to this new accounting principle is a one-time charge of $791,000 net of tax.

Statement of Financial Accounting Standard (SFAS) No. 143 - "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Statement of Financial Accounting Standard (SFAS) No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 122, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30.

The Company does not anticipate that the issuance of Statement Nos. 143 and 144 will have a material effect on its operations.

7. Comprehensive Income

   For the Company, comprehensive income includes net income reported on the statements of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

   The components of comprehensive income (loss) for the three month periods ended March 31, 2002 and 2001 and the twelve month period ended December 31, 2001, are as follows:

                                                                   Three months ended    Twelve months ended
                                                                        March 31,           December 31,
                                                                   2002          2001           2001
                                                                  ------         -----          -----
                           Unrealized gain (loss) arising during          (dollars in thousands)
                             the period, net of tax...........    $ (128)        $  34          $  31
                           Reclassification adjustment for net
                             realized gains (losses) on
                             securities available-for-sale
                             included in net income during the
                             year, net of tax.................         -            18            (59)
                                                                  ------         -----          -----
                           Comprehensive income (loss)........    $ (128)        $  16          $ (28)
                                                                  ======         =====          =====

                             COWLITZ BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands, except number of shares and per share amounts)

8. Segments of an Enterprise and Related Information:

   The Company is principally engaged in community banking activities through its branches and corporate offices. The community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. The Company provided asset based financing to companies throughout the western United States through its BFC subsidiary, until its sale in the first quarter of 2002. Bay Mortgage specializes in all facets of residential lending including FHA and VA loans, construction loans and bridge loans.

   The community banking, asset based financing activity, and mortgage-banking activities are monitored and reported by Company management as separate operating segments. The seven separate banking offices and 12 retirement center branches have been aggregated into a single reportable segment, "Banking," and Bay Mortgage is included as a segment, "Mortgage Banking." The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as "Other" in the following table below. This segment, BFC, was sold during the first quarter of 2002.

   The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2001 annual report, except that some operating expenses are not allocated to segments.

Summarized financial information for the period ended March 31, 2002 and 2001 concerning the Company's reportable segments is shown in the following tables.

                                                  Three months ended March 31, 2002

                                           Mortgage    Holding
                               Banking     Banking     Company       Other    Intersegment     Consolidated
                             ----------   ---------   ----------   ---------  ------------     -------------
Interest income............  $    5,264   $     744   $        3   $     130  $       (452)    $       5,689
Interest expense...........       2,479         425           59          24          (452)            2,535
                             ----------   ---------   ----------   ---------  ------------     -------------
   Net interest income.....       2,785         319          (56)        106             -             3,154
Provision for loan loss....         300           -            -           -             -               300
Non-interest income........         401       2,037          423           -             -             2,861
Non-interest expense.......       2,634       1,722          185         133             -             4,674
                             ----------   ---------   ----------   ---------  ------------     -------------
Income (loss) before tax...         252         634          182         (27)            -             1,041
Income tax exp. (benefit)..          98         219           70          (9)            -               378
                             ----------   ---------   ----------   ---------- ------------     -------------
Income (loss) before change
   in accounting principle.         154         415          112         (18)            -               663
Change in accounting
   principle net of tax....           -         791            -           -             -               791
                             ----------   ---------   ----------   ---------  ------------     -------------
Net income(loss)...........  $      154   $    (376)  $      112   $     (18) $          -     $        (128)
                             ==========   =========   ==========   =========  ============     =============
Depreciation/amortization..         217          29            -           2             -               248
                             ==========   =========   ==========   =========  ============     =============
Total assets...............     356,446      37,936       31,718           -       (65,954)          360,146
                             ==========   =========   ==========   =========  ============     =============

                             COWLITZ BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands, except number of shares and per share amounts)

                                                Three months ended March 31, 2001

                                       Mortgage    Holding
                           Banking     Banking     Company       Other        Intersegment     Consolidated
                         ----------   ---------   ----------   ---------      ------------     -------------
Interest income.......   $    5,977   $     759   $       44   $     337      $       (524)    $       6,593
Interest expense......        3,172         437           63          72              (524)            3,220
                         ----------   ---------   ----------   ---------      ------------     -------------
   Net interest income        2,805         322          (19)        265                 -             3,373
Provision for loan
  loss ...............          210           -            -          42                 -               252
Non-interest income...          453       1,344            -           -                 -             1,797
Non-interest expense..        2,502       1,313          169         191                 -             4,175
                         ----------   ---------   ----------   ---------      ------------     -------------
Income (loss) before
   tax................          546         353         (188)         32                 -               743
Provision(benefit) for
    income taxes......          194         120          (47)         19                 -               286
                         ----------   ---------   ----------   ---------      ------------     -------------
Net income(loss)......   $      352   $     233   $     (141)  $      13      $          -     $         457
                         ==========   =========   ==========   =========      ============     =============
Depreciation/amtz.....          257          68            -          29                 -               354
                         ==========   =========   ==========   =========      ============     =============
Total assets..........      337,041      67,786       33,807       5,599          (100,671)          343,562
                         ==========   =========   ==========   =========      ============     =============

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

   For the first quarter of 2001, the Company has reclassified certain income and expense items relating to the loans funded or processed by Bay Mortgage in order to conform with changes in the current period presentation. Fees collected on loans brokered, but not funded, by Bay Mortgage to outside lenders had been recorded as interest income but are now properly classified as non-interest income. Similarly, loan origination fees related to loans held-for-sale previously reported as interest income have been reclassified as non-interest income. Loan origination fees on loans held-for-sale, net of certain direct origination costs, are deferred and amortized as an adjustment of the yield on the related loan using the interest method. Such net deferred loan origination fees are recognized when the related loans are subsequently sold or repaid. These reclassifications have no effect on the Company's previously reported financial position, results of operations, or earnings per share.

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

Results of Operations

   During the first quarter of 2002, the Company has taken a one-time impairment charge to the carrying amount of its goodwill from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge is recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The effect of this new accounting principle is a charge of $791,000 or $.21 per diluted share, net of tax of $417,000. The Company reported a net loss of $128,000 or $.03 per diluted share for the first quarter of 2002 after adopting the provisions of SFAS No. 142, compared to net income of $457,000 or $0.12 per share for the first quarter of 2001. The following pro forma table restates prior period net income and earnings per share as if SFAS No. 142 had been in effect.

                                                                                   (Pro forma)
(unaudited)                                                                 March 31,
                                                                  ---------------------------       December 31,
(in thousands of dollars, except per share amounts)                  2002             2001               2001
                                                                  ---------         ---------         ---------
Reported net income                                               $    (128)        $     457         $  (1,450)
Add back: Goodwill amortization, net of tax                               -                53               208
                                                                  ---------         ---------         ---------
   Restated net income                                            $    (128)        $     510         $  (1,242)
                                                                  =========         =========         =========

BASIC EARNINGS PER SHARE OF COMMON STOCK
   Reported net income per share                                  $   (0.03)        $    0.12         $   (0.39)
   Add back: Goodwill amortization per share, net of tax                  -              0.01              0.06
                                                                  ---------         ---------         ---------
     Restated net income per share                                $   (0.03)        $    0.13         $   (0.33)
                                                                  =========         =========         =========

DILUTED EARNINGS PER SHARE OF COMMON STOCK
   Reported net income per share                                  $   (0.03)        $    0.12         $   (0.39)
   Add back: Goodwill amortization per share, net of tax                  -              0.01              0.06
                                                                  ---------         ---------         ---------
     Restated net income per share                                $   (0.03)        $    0.13         $   (0.33)
                                                                  =========         =========         =========

   The current quarter net income also includes a gain on the sale of the Company's finance subsidiary, Business Finance Corp (BFC), of $284,000 after tax or $.08 per diluted share. The following table summarizes the sale and calculation of the pre-tax gain of $423,000.

                                                             (dollars in thousands)
Net finance receivables sold................................         $2,511
Other assets sold...........................................            120
                                                                    -------
   Total assets sold........................................          2,631
                                                                    -------
Loans assumed...............................................          2,800
Other liabilities assumed...................................            213
Due from purchaser..........................................             41
                                                                    -------
   Total liabilities assumed and due from purchaser.........          3,054
                                                                    -------
   Pre-tax gain on sale.....................................        $   423
                                                                    =======

   The Company's revenues (net interest income before provision for loan losses plus non-interest income) have increased 16.3% in the first quarter of 2002 compared to the same period in 2001 and non-interest expenses have also increased by 12.0% under the same comparison. Assets have declined 2.8% and liabilities 3.1% during the first quarter of 2002, compared to the levels at December 31, 2001.

   Total assets have decreased $10.5 million primarily due to a $18.4 million decrease in loans held-for-sale, and a decline of $8.7 million in net loans. Approximately $9.2 million of the cash made available from the decreases in loans and loans held-for-sale has been used to increase the Company's investment securities portfolio, while another $8.8 million is on deposit with the Federal Home Loan Bank.

   The decrease of $10.5 million in total liabilities is due to a drop in deposits of $9.3 million, primarily in the broker certificates of deposit. The Company has streamlined its process to sell mortgage loans into the secondary market, therefore the Company does not anticipate the volume of loans funded but not yet sold to reach the levels experienced in 2001. This allows the Company to reduce the volume of broker certificates of deposit as they mature, because the excess liquidity is no longer needed to fund the high volumes of loans originated, but not yet sold into the secondary market.

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

   Net interest income for the quarter ended March 31, 2002 was $3.2 million, which was a decrease of 6.5% from $3.4 million for the same period of 2001. The overall tax-equivalent earning asset yield was 6.75% for the quarter ended March 31, 2002 compared to 9.26% for the quarter ended March 31, 2001. This significant decline is primarily due to eleven cuts in the national fed funds rate, and the Company's prime rate during 2001. The volume of average earning assets increased to $337.3 million at March 31, 2002 compared to $284.9 million at March 31, 2001. The increase in earning assets volume is the result of the growth of the mortgage division during 2001. Although the mortgage loans held-for-sale volumes have declined from the levels of 2001, much of the broker CD volume is still with the Bank until the CD's mature. Instead of funding the loans held-for-sale, the cash from the CD's has been invested in the available-for-sale investment portfolio or is on deposit at the Federal Home Loan Bank. The Company anticipates a reduction in cash and due from banks as the broker certificates mature unless the funds are needed to support another dramatic increase in mortgage loan volume as experienced in 2001.

   The average cost of interest bearing liabilities decreased to 3.57% at March 31, 2002 compared to 5.48% at March 31, 2001. This decrease in rates paid is also primarily due to the overall decline in interest rates in 2001. Average rates paid on interest-bearing liabilities did not decrease as far as the average yields earned on interest-earning assets because some longer term certificates of deposit are still on the books at relatively high interest rates. These certificates will re-price at the current lower interest rates as they mature. Average interest bearing liabilities increased $49.3 million from $234.9 million for the three months ended March 31, 2001 to $284.3 million for the three months ended March 31, 2002. The majority of this increase is in deposits, particularly broker certificates of deposit purchased to fund the mortgage loan volume growth in 2001.

   The decline in interest rates during 2001 has contributed to the narrowing interest spread during the first quarter of 2002 when compared to the first quarter of 2001. Prime based loans re-priced downward immediately when the prime rate was adjusted, but fixed rate liabilities, particularly CD's, did not immediately adjust to prime, so don't re-price as quickly. In the falling rate environment experienced in 2001, yields on assets declined more rapidly than the liability rates, narrowing the interest spread. With the expectation of a static interest rate environment for the majority of 2002, the Company anticipates a widening of the interest rate spread as higher rate certificates continue to mature and re-price at the current lower interest rates, while the overall loan interest rates remain relatively stable. The Company also anticipates a decline in broker certificate of deposit volumes during 2002, as discussed above, which will further widen the interest rate spread. Excess cash on deposit with the Federal Home Loan Bank earning the federal funds rate will be used to pay-off some broker certificates as they mature. The interest rate the Company is paying on these deposits is higher than the fed funds rate that is currently being earned, creating a negative interest rate spread. This imbalance will be corrected as the broker certificates mature, helping to widen the overall interest rate spread.

Analysis of Net Interest Income

   The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

                                       Three Months Ended
(unaudited)                                 March 31,               Increase
(in thousands of dollars)                2002         2001         (Decrease)     Change
                                      --------     --------        ---------      ------
Interest income (1)................   $  5,690     $  6,594        $    (904)     (13.7)%
Interest expense...................      2,535        3,220             (685)     (21.3)%
                                      --------     --------        ---------
Net interest income................   $  3,155     $  3,374        $    (219)      (6.5)%
                                      ========     ========        =========

Average interest earning assets....   $337,315     $284,898           52,417       18.4%
Average interest bearing
  liabilities .....................   $284,273     $234,949           49,324       21.0%

Average yields earned (2)..........       6.75%        9.26%           (2.51)%
Average rates paid (2).............       3.57%        5.48%           (1.91)%
Net interest spread (2)............       3.18%        3.78%            (.60)%
Net interest margin (2)............       3.74%        4.74%           (1.00)%

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
(2) Ratios for the three months ended March 31, 2002 and 2001 have been annualized.

Market Risks

Exposure to Regional Economy

   Historically, the Company has been extremely dependent upon the economy of Cowlitz County. That risk has been mitigated somewhat by the Company's expansion into the Seattle, Washington and Portland, Oregon markets. The Company continues to be dependent upon the economy of the Pacific Northwest region.

Credit Risk

   The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and an adequate allowance for loan losses to help mitigate credit risk, a downturn in the economy or the real estate market or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during an economic downturn.

Interest Rate Risk

   The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset and liability. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, as experienced in 2001, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increase rate environment, as anticipated in 2002, the company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures.

Non-Interest Income

   Non-interest income consists of the following components:

                                                                            March 31,
                                                                  -----------------------------
                                                                   2002                   2001
                                                                   ----                   ----
                  Service charge on deposit accounts............  $  178                 $  190
                  Gains on loans sold...........................   1,174                    757
                  Brokerage fees................................     605                    403
                  Fiduciary income..............................      71                     61
                  Escrow fees...................................     222                    184
                  Credit Card income............................     125                    143
                  ATM income....................................      28                     14
                  Safe deposit box fees.........................      24                     28
                  Gain on sale of subsidiary....................     423                      -
                  Gain (loss) on sale of repossessed assets.....       2                    (15)
                  Gain on sale of available-for-sale securities.       -                     18
                  Other miscellaneous fees and income...........       9                     14
                                                                  ------                 ------

                  Total non-interest income.....................  $2,861                 $1,797
                                                                  ======                 ======

   Non-interest income increased to $2.9 million for the three months ended March 31, 2002 from $1.8 million in the corresponding period of 2001. During the first quarter of 2002, the Company sold BFC resulting in a $423 gain. The remaining increase from quarter to quarter is due to additional non-interest income generated by mortgage lending activities including gains on loans sold, escrow fees and brokerage fees. The increase in mortgage income was due to the significant increase in mortgage loan volumes after February of 2001 and into the first quarter of 2002 to correspond with the decline in interest rates during 2001.

Non-Interest Expense

   Non-interest expense consists of the following components:

                                                                            March 31,
                                                                  -----------------------------
                                                                   2002                   2001
                                                                   ----                   ----
                  Salaries and employee benefits................  $2,446                 $2,165
                  Net occupancy and equipment...................     555                    615
                  Amortization of intangible assets.............      66                    147
                  Net cost of operation of other real estate....      84                     15
                  Business taxes................................     163                    128
                  Data processing and communications............     103                    126
                  Stationary and supplies.......................      72                     60
                  Credit card expense...........................     116                    107
                  Parking, travel and education.................      83                     82
                  Loan expense..................................      78                     74
                  Advertising...................................      45                     50
                  Professional fees.............................     301                    146
                  Postage and freight...........................     125                    109
                  FDIC insurance................................     147                     72
                  Other miscellaneous expenses..................     290                    279
                                                                  ------                 ------

                  Total non-interest expense....................  $4,674                 $4,175
                                                                  ======                 ======

   Non-interest expenses increased 11.9% to $4.7 million for the quarter ended March 31, 2002 compared to $4.2 million for the quarter ended March 31, 2001. Contributing to the increase was salary and other costs related to the growth of the mortgage division during 2001, a rise in FDIC insurance premiums, and higher professional fees primarily associated with the sale of BFC in the first quarter of 2002.

   Salary expense has increased from $2.2 million for the first quarter of 2001 to $2.4 million during the same period of 2002. At March 31, 2002 the Company had 195 full-time equivalent employees compared to 203 at March 31, 2001. Although the number of employees has declined, commission expenses at Bay Mortgage have increased because there was a larger volume of mortgage loans originated in the first quarter of 2002 compared to the first quarter of 2001.

   Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the three months ended March 31, 2002 was $555,000 compared to $615,000 for the three months ended March 31, 2001. The decrease in occupancy expense in the first quarter of 2002 was due primarily to a reduction in depreciation expense of $21,000 on assets that became fully depreciated during 2001. Lease payments decreased by $10,000 and service and repair charges are $18,000 lower than last year.

   The FDIC insurance has increased because in the first quarter 2001, the Bank was required to pay $.10 per $100 of domestic deposits, which has increased to $.17 per $100. These assessment charges are imposed based on FDIC analysis of the Bank's capital position, rating, and other factors. As these factors improve or deteriorate, the assessment rates change.

   Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. The increase in these expenses during the first three months of 2002 compared to the same period of 2001 is the result of higher legal fees relating to the repossession of assets on defaulted loans, and a broker commission related to the sale of BFC.

Income Taxes

   The provision for income taxes was $378,000 and $286,000 for the three months ended March 31, 2002 and 2001, respectively. The provision resulted in an effective tax rate of 36.3% and 38.5% for the first quarters of 2002 and 2001, respectively.

Provision for Loan Losses

         The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. See the "Allowance for Loan Losses" disclosure for a more detailed discussion.

   The Company's provision for loan losses was $300,000 and $252,000 for the quarters ended March 31, 2002 and 2001, respectively. Charge-offs, net of recoveries, were $391,000 for the three months ended March 31, 2002 compared to net charge-offs of $1.7 million for the three months ended March 31, 2001 and $3.8 million for the year ended December 31, 2001. The Company recognized an adjustment to the allowance for loan losses of $289,000 related to the sale of BFC during the first quarter of 2002. At March 31, 2002, the allowance for loan losses as a percentage of total loans was 2.48%, down slightly from the level of 2.55% at December 31, 2001 and up from 1.30% at March 31, 2001.

   Net charge-offs during the first quarter of 2002 are significantly lower than during the first quarter of 2001, and for the year of 2001. Management made the commitment during 2001 to identify and charge-off loans deemed non-collectable, to bolster loan loss reserves to help absorb potential future losses on loans as the Cowlitz county and national economies recover, and to strengthen internal controls in identifying loan problems prior to the need to charge-off. The lower charge-off experience during the first quarter of 2002 is evidence of the Company's progress of these goals, and with continued attention, the Company anticipates additional improvements going forward.

  The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually realized for these loans can vary significantly from the estimated amounts.

   The following table shows the Company's loan loss performance for the periods indicated:

                                                                  Quarter Ended    Quarter Ended     Year Ended
(unaudited)                                                           March 31,      March 31,     December 31,
(in thousands of dollars)                                                2002             2001           2001
                                                                       --------         --------       --------
Loans outstanding at end of period................................     $226,101         $242,369       $235,212
Average loans outstanding during the period.......................     $230,080         $238,394       $239,678
Allowance for loan losses, beginning of period....................     $  5,997         $  4,561       $  4,561
Loans charged off:
   Commercial.....................................................          391              648          2,729
   Real Estate....................................................           30            1,020          1,743
   Consumer.......................................................            1                5             53
   Credit Cards...................................................           36                7             86
                                                                       --------         --------       --------
     Total loans charged-off......................................          458            1,680          4,611
                                                                       --------         --------       --------

Recoveries:
   Commercial.....................................................           32                -            115
   Real Estate....................................................           25               13            652
   Consumer.......................................................            1                1             15
   Credit Cards...................................................            9                1              3
                                                                       --------         --------       --------
     Total recoveries.............................................           67               15            785
                                                                       --------         --------       --------
Provision for loan losses.........................................          300              252          5,262
Adjustment incident to sale of subsidiary.........................         (289)               -              -
                                                                       ---------        --------       --------
Allowance for loan losses, end of period..........................     $  5,617         $  3,148       $  5,997
                                                                       ========         ========       ========

Ratio of net loans charged-off to average loans outstanding.......          .17%             .70%          1.60%
Ratio of allowance for loan losses to loans at end of period......         2.48%            1.30%          2.55%

Loans

   Total loans outstanding were $226.1 million and $235.2 million at March 31, 2002 and December 31, 2001, respectively. Loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $50.2 million at March 31, 2002 and $53.7 million at December 31, 2001. In addition, the Company had $18.9 million of loans held for sale at March 31, 2002 compared to $37.3 million at December 31, 2001. During the first quarter of 2002, the Company funded $92.9 million of loans to be sold into the secondary market, and delivered $112.5 million to the market. This compares to $101.9 million funded and $62.5 million delivered during the first quarter of 2001.

   The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)                                                March 31, 2002                 December 31, 2001
(in thousands of dollars)                          Amount          Percentage           Amount     Percentage
                                                   --------------------------           ----------------------
Commercial .................................       $ 48,799             21.51%          $ 50,152          21.25%
Real estate construction....................         36,258             15.98             26,520          11.24
Real estate commercial......................        100,949             44.51            111,437          47.23
Real estate mortgage........................         34,922             15.39             36,190          15.34
Consumer and other..........................          5,922              2.61             11,650           4.94
                                                   --------            ------           --------         ------
                                                    226,850            100.00%           235,949         100.00%
                                                                       ======                            ======
Deferred loan fees..........................           (749)                                (737)
                                                   --------                             --------
     Total loans............................        226,101                              235,212
Allowance for loan losses...................         (5,617)                              (5,997)
                                                   --------                             --------
     Total loans, net.......................       $220,484                             $229,215
                                                   ========                             ========

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

   Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.7 million at March 31, 2002 compared to $3.2 million at December 31, 2001.

   At March 31, 2002, approximately $2.9 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $2.8 million at December 31, 2001. Specific reserves decline as those loans requiring specific reserves are reduced by either principal payments, reclassification assessments, or have been charged off, and increase as additional loans requiring specific reserves are identified.

   Management's evaluation of the factors above resulted in allowances for loan losses of $5.6 million and $6.0 million at March 31, 2002 and December 31, 2001, respectively. The sale of BFC accounted for $289,000 of the reduction in the allowance from December 31, 2001 to March 31, 2002. The allowance as a percentage of total loans was 2.48% at March 31, 2002 and 2.55% at December 31, 2001.

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

   The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited)                                                            March 31,       December 31,
(in thousands of dollars)                                                2002              2001
                                                                       ---------        ---------
Loans on non-accrual status                                            $   4,403        $   4,807
Loans past due greater than 90 days but not on non-accrual status            379            1,178
Other real estate owned                                                    1,417            1,498
Other Assets                                                                   5                5
                                                                       ---------        ---------
   Total non-performing assets                                         $   6,204        $   7,488
                                                                       =========        =========
Percentage of non-performing assets to total assets                         1.72%            2.02%

   At March 31, 2002 non-performing assets were $6.2 million or 1.72% of total assets compared to $7.5 million or 2.02% of total assets at December 31, 2001. Approximately $4.0 million of the non-accrual loans are primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed above. The increase in the provision for loan losses each year is largely reflective of the increases in the average non-accrual loans and the level of net charge-offs during the periods, as well as total asset growth.

   Some of the decline in non-performing assets from December 31, 2001 to March 31, 2002 is the result of the sale of BFC. At December 31, 2001, non-performing assets associated with BFC were $217,000. The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. As these impaired loans are identified and brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to decrease.

   Other real estate owned declined from $1.5 million at December 31, 2001 to $1.4 million at March 31, 2002 as properties classified as other real estate have been sold.

Liquidity

   Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB (Federal Home Loan Bank) and the use of the federal funds market.

   As of March 31, 2002, approximately $8.4 million of the securities portfolio matures within one year, and another $8.0 million is callable within one year. The maturities of mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

   Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have maturity periods ranging from 1 through 15 years and at March 31, 2002, bear interest at rates ranging from 2.00% to 8.62%. At March 31, 2002, $16.0 million in advances were outstanding from the FHLB.

   During 2001, the Company experienced extremely rapid growth in its residential lending segment as consumers took advantage of relatively low housing market interest rates to refinance, build, or purchase homes. Although these residential mortgage loans are typically sold within 15-45 days after funding, the volume funded but unsold grew from $10.0 million at December 31, 2000 to over $55.0 million during the first quarter of 2001, and to over $68.0 million at the peak during the fourth quarter of 2001. In order to take advantage of the income generated by the increase in mortgage loan volume, the Company utilized the broker CD market to fund the growth. As origination volumes of loans held-for-sale began to taper off toward the end of 2001 and into the first quarter of

2002, the excess funds were deposited in the Company's cash account with the FHLB. Efficiencies developed late in 2001 in the process of loan origination and sale into the secondary market, combined with a decrease in demand in the mortgage lending market, make it unlikely the Company will experience a dramatic increase in loan volume as experienced during 2001. If this assumption holds true during 2002, the Company anticipates a reduction in broker CD's as they mature, helping to reduce any excess liquidity. During the second quarter of 2002, $28.2 million of broker and out-of-market certificates of deposit mature.

Capital

   The Company and the Bank are required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company and the Bank are required to have total capital and tier 1capital ratios of 8.0% and 4.0%, respectively. In addition, the Bank is required to maintain a tier 1 leverage capital ratio of not less than 4%. At March 31, 2002, the Company's total capital and tier 1 capital ratios were 11.05% and 9.79%, respectively; and at December 31, 2001, the company's ratios were 10.10% and 8.84%, respectively. At March 31, 2002, the Bank's total capital, tier 1 capital, and tier 1 leverage capital ratios were 11.58%, 10.32%, and 7.54%, respectively, and at December 31, 2001 were 10.72%, 9.46%, and 6.99%, respectively. The Company's ratio of shareholders' equity to average assets was 7.96%, and 8.14% at March 31, 2002 and December 31, 2001, respectively.

                           Part II. Other Information

Item 5

Other Information

None

Item 6

(a) Exhibits. The list of exhibits is set forth on the Exhibit Index attached hereto.

(b) Reports of Form 8-K

    1. On March 29, 2002 the Company filed an 8-K containing item 5. This report announced changes in the Company's executive management and board of directors.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Cowlitz Bancorporation
                                                    (Registrant)


Dated:  May 14, 2002                                   /s/
                                                    ----------------------------
                                                    Paul S. Campbell
                                                    President


Dated:  May 14, 2002                                   /s/
                                                    ----------------------------
                                                    Don P. Kiser
                                                    Vice-President/CFO/Secretary

                                  Exhibit Index

Exhibit No.

3.1*    Restated and Amended Articles of Incorporation of the Company

3.2*    Bylaws of the Company

        *Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-44355