Form 10-Q
period 2002-06-30
COWLITZ BANCORPORATION
filed 2002-08-14
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the quarter ended June 30, 2002
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from ________ to ________

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington Sate or other jurisdiction of incorporation or organization	91-1529841 (IRS Employer Identification No.)

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

Yes   X   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on July 31, 2002: 3,769,272 shares

1

TABLE OF CONTENTS
Part I	Financial Statements
	Consolidated Statements of Condition - June 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations - Three months ended June 30, 2002 and June 30, 2001 and year ended December 31, 2001	4
	Consolidated Statements of Changes in Shareholders' Equity Year ended December 31, 2001 and six months ended June 30, 2002	5
	Consolidated Statements of Cash Flows Six months ended June 30, 2002 and June 30, 2001	6
	Notes to Consolidated Financial Statements	7
	Management's Discussion and Analysis of Financial Condition And Results of Operations	12
Part II	Other
	Other information	26
	Exhibits and Reports on Form 8-K	26
	Signatures	27
	Certification of Chief Executive Officer and Chief Financial Officer	28

2

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands of dollars, except number of shares)
	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash and cash equivalents	$ 22,646	$50,177
Investment securities:
Investments available-for-sale (at fair value, cost of $50,276 and $30,172 at June 30, 2002 and December 31, 2001, respectively)	50,753	30,188
Investments held-to-maturity (at amortized cost, fair value of $2,106 and $4,157 at June 30, 2002 and December 31, 2001, respectively)	2,079	4,115
Total investment securities	52,832	34,303
Federal Home Loan Bank stock, at cost	3,646	3,531
Loans held for sale	20,559	37,322
Loans, net of deferred loan fees	226,441	235,212
Allowance for loan losses	(5,525)	(5,997)
Loans, net	220,916	229,215
Premises and equipment, net of accumulated depreciation of $4,323 and $4,029 at June 30, 2002 and December 31, 2001, respectively	4,896	5,235
Goodwill	2,352	3,560
Intangible assets, net of accumulated amortization of $1,336 and $1,203 at June 30, 2002 and December 31, 2001, respectively	634	767
Accrued interest receivable and other assets	6,769	6,550
Total assets	$335,250	$370,660

LIABILITIES
Deposits:
Non-interest-bearing demand	$44,851	$43,225
Savings and interest-bearing demand	103,445	96,587
Certificates of deposit	131,826	175,678
Total deposits	280,122	315,490
Short-term borrowings	4,100	2,750
Long-term borrowings	18,859	19,009
Accrued interest payable and other liabilities	2,209	4,663
Total liabilities	305,290	341,912
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized as of June 30, 2002 and December 31, 2001, no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 authorized as of June 30, 2002 and December 31, 2001; 3,753,172 and 3,692,560 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	17,122	16,802
Additional paid-in capital	1,538	1,538
Retained earnings	10,986	10,398
Accumulated other comprehensive income, net of taxes	314	10
Total shareholders' equity	29,960	28,748
Total liabilities and shareholders' equity	$335,250	$370,660

The accompanying notes are an integral part of these statements.

3

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001
		(unaudited)
INTEREST INCOME
Interest and fees on loans	$ 4,891	$6,501	$9,951	$12,687
Interest on taxable investment securities	516	155	883	339
Interest on non-taxable investment securities	5	2	7	4
Other interest and dividend income	148	405	408	626
Total interest income	5,560	7,063	11,249	13,656
INTEREST EXPENSE
Savings and interest-bearing demand	441	771	837	1,376
Certificates of deposit	1,543	2,484	3,435	4,702
Short-term borrowings	14	30	24	63
Long-term borrowings	234	337	471	701
Total interest expense	2,232	3,622	4,767	6,842
Net interest income before provision for loan losses	3,328	3,441	6,482	6,814
PROVISION FOR LOAN LOSSES	355	355	655	607
Net interest income after provision for loan losses	2,973	3,086	5,827	6,207
NON-INTEREST INCOME
Service charges on deposit accounts	171	183	349	373
Gains on loans sold	998	1,272	2,172	2,029
Escrow fees	193	206	415	390
Fiduciary income	71	59	142	120
Credit card income	132	135	257	278
Brokerage Fees	706	541	1,311	944
Gain on sale of subsidiary	-	-	423	-
Net gains (losses) on sale of repossessed assets	19	2	21	(13)
Other income	45	39	106	95
Net gains on sales of available-for-sale securities	39	19	39	37
Total non-interest income	2,374	2,456	5,235	4,253
NON-INTEREST EXPENSE
Salaries and employee benefits	2,604	2,431	5,050	4,596
Net occupancy and equipment expense	545	607	1,100	1,222
Business taxes	137	156	300	284
Amortization of intangibles	67	148	133	295
Net cost of operation of other real estate	47	15	131	30
Data processing and communications	152	165	255	291
Professional fees	261	134	562	280
Postage and freight	116	125	241	234
Credit card expense	131	106	247	213
FDIC insurance	143	69	290	141
Other operating expense	612	833	1,180	1,378
Total non-interest expense	4,815	4,789	9,489	8,964
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	532	753	1,573	1,496
Income tax expense (benefit)	(184)	337	194	623
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	716	416	1,379	873
CUMULATIVE EFFECT ON PRIOR YEARS OF ACCTG CHANGE (Less applicable income taxes of $417,000)	-	-	791	-
NET INCOME	$ 716	$ 416	$ 588	$ 873

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.19	$ 0.11	$ 0.16	$ 0.24
DILUTED EARNINGS PER SHARE-COMMON STOCK	$ 0.19	$ 0.11	$ 0.15	$ 0.23
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX PER DILUTED SHARE OF COMMON STOCK	$ -	$ -	$ 0.21	$ -

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of dollars, except number of shares)
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity	Comprehensive Income (loss)

	Common Stock
	Shares	Amount
BALANCE AT DECEMBER 31, 2000	3,689,327	$ 16,785	$ 1,538	$ 12,048	$ 38	$ 30,409
Comprehensive Income:
Net loss	-	-	-	(1,450)	-	(1,450)	$(1,450)
Net change in unrealized gains on investments available-for-sale, net of deferred taxes of $8	-	-	-	-	(28)	(28)	(28)
Comprehensive loss	-	-	-	-	-	-	$ (1,478)
Issuance of common stock for cash	3,233	17	-	-	-	17
Cash dividends paid ($.05 per share)	-	-	-	(200)	-	(200)

BALANCE AT DECEMBER 31, 2001	3,692,560	16,802	1,538	10,398	10	28,748
Comprehensive Income:
Net income	-	-	-	588	-	588	$ 588
Net change in unrealized gains on investments available-for-sale, net of deferred taxes of $157	-	-	-	-	304	304	304
Comprehensive income	-	-	-	-	-	-	$ 892

Issuance of common stock for cash	60,612	320	-	-	-	320
BALANCE AT JUNE 30, 2002	3,753,172	$ 17,122	$ 1,538	$ 10,986	$ 314	$ 29,960
(unaudited)

The accompanying notes are an integral part of these statements.

COWLTIZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six months ended June 30,

	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 588	$ 873
Adjustments to reconcile net income to net cash provided by
Operating activities:
Deferred tax benefit	(348)	-
Depreciation and amortization	475	710
Change in accounting principle	1,208	-
Provision for loan losses	655	607
Net gain on sale of subsidiary	(423)	-
Net gains on sales of investments available-for-sale	(39)	(37)
Net amortization of investment security premiums and accretion of discounts	146	(5)
Net losses (gains) on sales of foreclosed assets	(21)	13
Gains on loans sold	(2,172)	(2,029)
Origination of loans held for sale	(178,406)	(227,678)
Proceeds of loans sales	197,341	184,988
Increase in accrued interest receivable and other assets	(80)	(1,416)
Increase (decrease) accrued interest payable and other liabilities	(2,241)	740
Federal Home Loan Bank stock dividends	(119)	(108)
Net cash from operating activities	16,564	(43,342)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held-to-maturity	2,599	8,568
Proceeds from sales and maturities of investment securities available-for-sale	14,678	6,711
Proceeds from sales of foreclosed assets	320	345
Purchases of investment securities:
Held-to-maturity	(559)	(5,599)
Available-for-sale	(34,893)	(11,514)
Net (increase) decrease in loans	7,728	(7,625)
Net cash paid from sale of subsidiary	(104)	-
Purchases of premises and equipment	(16)	(180)
Net cash from investment activities	(10,247)	(9,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings, and interest bearing
demand deposits	8,484	37,486
Net increase (decrease) in certificates of deposit	(43,852)	51,579
Dividends paid	-	(133)
Net increase in short-term borrowings	1,350	1,050
Repayment of long-term borrowings	(150)	(2,092)
Issuance of common stock for cash, net of amount paid for
fractional shares and offering costs	320	14
Net cash from financing activities	(33,848)	87,904
Net increase (decrease) in cash and cash equivalents	(27,531)	35,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,177	25,589
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 22,646	$ 60,857

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

  The Company's goal is to maintain its position as a community-based provider of financial services. The Company's growth strategy is based on providing both exceptional personal service and a wide range of financial services to its customers. This is done by emphasizing personal service and developing strong community ties, offering financial products and services that are focused on small and medium-sized businesses, and increasing business volume in existing markets. In accordance with this strategy, during 1999 and 2000, the Company acquired or opened several mortgage and escrow branches. Bay Mortgage and Bay Escrow of Bellevue, Washington, Bay Mortgage and Bay Escrow of Seattle, Washington, Bay Mortgage of Silverdale, Washington, and Bay Mortgage of Vancouver, Washington (collectively "Bay Mortgage") have joined together with the Longview mortgage operations as a branch of Cowlitz Bank. Bay Mortgage serves customers throughout the greater Bellevue/Seattle market area, Cowlitz County, and through the Vancouver office, the greater Portland, Oregon market. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank. In mid-2000, the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon, which operates as a branch of the Bank doing business as Northern Bank of Commerce. NBOC operates its main office in downtown Portland, and has 11 limited service branches located within retirement centers in the Portland metropolitan area.

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

  The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002.

  Supplemental Cash Flow Information

  For purposes of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts in the balance sheet caption "Cash and cash equivalents" and include cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

  COWLITZ BANCORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (amounts in thousands, except number of shares and per share amounts)

  Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for loan losses and the carrying value of the Company's goodwill. Actual results could differ from those estimates.

  Earnings Per Share

  The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:
	Net Income	Weighted Avg. Shares	Per Share Amount

	For the three months ended June 30, 2002
Basic earnings per share	$ 716	3,738,245	$ 0.19
Stock Options		117,443
Diluted earnings per share	$ 716	3,855,688	$ 0.19
	For the three months ended June 30, 2001
Basic earnings per share	$ 416	3,691,865	$ 0.11
Stock Options		32,958
Diluted earnings per share	$ 416	3,724,823	$ 0.11
	For the six months ended June 30, 2002
Basic earnings per share	$ 588	3,718,989	$ 0.16
Stock Options		75,708
Diluted earnings per share	$ 588	3,794,697	$ 0.15

	For the six months ended June 30, 2001
Basic earnings per share	$ 873	3,691,115	$ 0.24
Stock Options		33,010
Diluted earnings per share	$ 873	3,724,125	$ 0.23

  Options to purchase 321,806 shares of common stock with exercise prices ranging from $6.19 to $12.00, with an average price of $10.42, were outstanding at June 30, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2008-2010.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)
  Recently Issued Accounting Standards

  SFAS Nos. 142, 143, 145, and 146

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

  The Company has applied the new rules on accounting for goodwill and other intangible assets during 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $325,000 per year. Amortization expense on intangible assets was $133,000 for the six months ended June 30, 2002 compared to $295,000 for the same period of 2001. During the first quarter of 2002, upon adoption of SFAS 142, the Company performed a transitional impairment test of goodwill and indefinite lived intangible assets. The effect of changing to this new accounting principle is a one-time charge of $791,000 net of tax.

  Statement of Financial Accounting Standard (SFAS) No. 143 - "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, so will become effective for the Company in the first quarter of 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

  In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)
  Comprehensive Income

  For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

  The components of comprehensive income/(loss) for the periods ended June 30, 2002 and 2001 are as follows:
	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001
Unrealized gain (loss) arising during
the period, net of tax of $236, $(31), $170, and $(16)	$ 458	$ (60)	$ 330	$ (32)
Reclassification adjustment for net realized gains on
securities available-for-sale included in net income during
the year, net of tax of $13, $7, $13, and $13	26	12	26	24
Comprehensive income (loss)	$ 432	$ (72)	$ 304	$ (56)

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

The community banking, mortgage banking, and asset based financing activities are monitored and reported by Company management as separate operating segments. The seven separate banking offices and 11 retirement center branches have been aggregated into a single reportable segment, "Banking," and Bay Mortgage is included as a segment, "Mortgage Banking." The asset based financing segment does not meet the prescribed aggregation or materiality criteria and therefore is reported as "Other" in the following table below. This segment, BFC, was sold during the first quarter of 2002.

The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2001 annual report, except that some operating expenses are not allocated to segments.

Summarized financial information for the period ended June 30, 2002 and 2001 concerning the Company's reportable segments is shown in the following tables.
	Three months ended June 30, 2002
		Mortgage Banking	Holding Company
	Banking			Other	Intersegment	Consolidated
Interest income	$ 5,176	$ 699	$ 3	$ -	$ (318)	$ 5,560
Interest expense	2,204	288	58	-	(318)	2,232
Net interest income	2,972	411	(55)	-	-	3,328
Provision for loan loss	400	-	(45)	-	-	355
Non-interest income	451	1,923	-	-	-	2,374
Non-interest expense	2,765	1,977	73	-	-	4,815
Income (loss) before tax	258	357	(83)	-	-	532
Income tax exp. (benefit)	99	123	(406)	-	-	(184)
Net income(loss)	$ 159	$ 234	$ 323	$ -	$ -	$ 716
Depreciation/amortization	$ 197	$ 28	$ -	$ -	$ -	$ 225

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)
Three months ended June 30, 2001
	Mortgage	Holding
Banking	Banking	Company	Other	Intersegment		Consolidated
Interest income	$ 6,496	$ 1,153	$ 20	$ 306	$ (912)	$ 7,063
Interest expense	3,611	800	60	63	(912)	3,622
Net interest income	2,885	353	(40)	243	-	3,441
Provision for loan loss	211	106	-	38	-	355
Non-interest income	399	2,057	-	-	-	2,456
Non-interest expense	2,571	1,694	319	205	-	4,789
Income (loss) before tax	502	610	(359)	-	-	753
Income tax exp. (benefit)	179	207	(58)	9	-	337
Net income(loss)	$ 323	$ 403	$ (301)	$ (9)	-	$ 416
Depreciation/amortization	$ 257	$ 71	-	$ 28	-	$ 356

Six months ended June 30, 2002
		Mortgage	Holding
	Banking	Banking	Company	Other	Intersegment	Consolidated
Interest income	$ 10,476	$ 1,443	$ 6	$ 130	$ (806)	$ 11,249
Interest expense	4,719	713	117	24	(806)	4,767
Net interest income	5,757	730	(111)	106	-	6,482
Provision for loan loss	700	-	(45)	-	-	655
Non-interest income	852	3,960	423	-	-	5,235
Non-interest expense	5,399	3,699	258	133	-	9,489
Income (loss) before tax	510	991	99	(27)	-	1,573
Income tax exp. (benefit)	197	342	(336)	(9)	-	194
Income (loss) before change
in accounting principle	313	649	435	(18)	-	1,379
Change in accounting
principle net of tax	-	(791)	-	-	-	(791)
Net income(loss)	$ 313	$ (142)	$ 435	$ (18)	-	$ 588
Depreciation/amortization	$ 414	$ 57	-	$ 2	-	$ 473
Total assets	$ 331,272	$ 40,299	$ 32,901	-	$ (69,222)	$ 335,250

Six months ended June 30, 2001
		Mortgage	Holding
	Banking	Banking	Company	Other	Intersegment	Consolidated
Interest income	$ 12,473	$ 1,912	$ 64	$ 643	$ (1,436)	$ 13,656
Interest expense	6,783	1,237	123	$ 135	(1,436)	6,842
Net interest income	5,690	675	(59)	508	-	6,814
Provision for loan loss	421	106	-	80	-	607
Non-interest income	852	3,401	-	-	-	4,253
Non-interest expense	5,073	3,007	488	396	-	8,964
Income (loss) before tax	1,048	963	(547)	32	-	1,496
Income tax exp. (benefit)	373	327	(105)	28	-	623
Net income(loss)	$ 675	$ 636	$ (442)	$ 4	-	$ 873
Depreciation/amortization	$ 514	$ 139	-	$ 57	-	$ 710
Total assets	$ 379,365	$ 74,759	$ 34,024	$ 5,718	$ (107,507)	$ 386,359
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

This discussion and information in the accompanying financial statements contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: changes in general economic conditions, competition for financial services in the market area of the company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

For the second quarter and first six months of 2001, the Company has reclassified certain income and expense items relating to the loans funded or processed by Bay Mortgage in order to conform with changes in the current period presentation. Fees collected on loans brokered, but not funded, by Bay Mortgage to outside lenders had been recorded as interest income but are now properly classified as non-interest income. Similarly, loan origination fees related to loans held-for-sale previously reported as interest income have been reclassified as non-interest income. Loan origination fees on loans held-for-sale, net of certain direct origination costs, are deferred and amortized as an adjustment of the yield on the related loan using the interest method. Such net deferred loan origination fees are recognized when the related loans are subsequently sold or repaid. These reclassifications have no effect on the Company's previously reported financial position, results of operations, or earnings per share.

Critical Accounting Policies

Cowlitz Bancorporation (the "Company") and its wholly owned subsidiary, Cowlitz Bank (also the "Company" or the "Bank") have identified one of their most critical accounting policy to be that related to the allowance for loan losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date. Quantitative factors include historical loss experience, recent delinquency and charge-off experience, changes in the levels of non-performing loans, portfolio size, and other known factors with specific loans. Qualitative factors include assessments of the types and quality of the loans within the loan portfolio as well as current local, regional, and national economic considerations. Changes in the above factors could have a significant affect on the determination of the allowance for loan losses. Therefore, a full analysis is performed by management on a quarterly basis to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses."

Another critical accounting policy of the Company is that related to the carrying value of goodwill. During the first quarter of 2002, the Company has taken a one-time impairment charge to the carrying amount of its goodwill related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge is recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The Company adopted primarily a market approach in assessing goodwill impairment and will measure the carrying value at least annually under the new accounting rules. For further discussion of the adoption of SFAS No. 142 and its effects on the Company's operations, see note 6, "Recently Issued Accounting Statements

Results of Operations

Three months ended June 30, 2002 and 2001

During the second quarter of 2002 the Company had net income of $716,000, or $0.19 per diluted share, compared to net income of $416,000, or $.11 per diluted share, in the second quarter of 2001. For the second quarter of 2002, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $5.7 million, a slight decrease from the revenues of $5.9 million during the same period in 2001. Non-interest expenses were unchanged from period to period at $4.8 million. The current quarter income includes an income tax benefit of $375,000 or $.10 per diluted share. The deferred tax benefit results from a reduction in the Company's valuation allowance held against certain deferred tax assets, which were recorded in the first quarter of 2002 in connection with the sale of BFC.

Under the adoption of SFAS No. 142 the Company is no longer recording amortization on unidentifiable intangible assets, specifically goodwill. The following pro forma table restates prior period net income and earnings per share as if SFAS No. 142 had been in effect.
	(Pro forma)
	Three months ended		Year ended
	June 30,		December 31,
(unaudited) (in thousands of dollars, except per share amounts)	2002	2001	2001
Reported net income	$ 716	$ 416	$ (1,450)
Add back: Goodwill amortization, net of tax	-	53	208
Restated net income	$ 716	$ 469	$ (1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$ 0.19	$ 0.11	$ (0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$ 0.19	$ 0.12	$ (0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$ 0.19	$ 0.11	$ (0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$ 0.19	$ 0.12	$ (0.33)

Six months ended June 30, 2002 and 2001

During the first quarter of 2002, the Company recorded a one-time impairment charge to the carrying amount of its goodwill from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge is recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The effect of this new accounting principle is a charge of $791,000 or $.21 per diluted share, net of tax of $417,000. The Company reported net income of $588,000 or $.16 per diluted share for the first six months of 2002 after adopting the provisions of SFAS No. 142, compared to net income of $873,000 or $0.23 per diluted share for the same period of 2001.

Under the adoption of SFAS No. 142 the Company is no longer recording amortization on unidentifiable intangible assets, specifically goodwill. The following pro forma table restates prior period net income and earnings per share as if SFAS No. 142 had been in effect.
	(Pro forma)
	Six months ended		Year ended
	June 30,		December 31,
(unaudited) (in thousands of dollars, except per share amounts)	2002	2001	2001
Reported net income	$ 588	$ 873	$ (1,450)
Add back: Goodwill amortization, net of tax	-	106	208
Restated net income	$ 588	$ 979	$ (1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$ 0.16	$ 0.24	$ (0.39)
Add back: Goodwill amortization per share, net of tax	-	0.03	0.06
Restated net income per share	$ 0.16	$ 0.27	$ (0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$ 0.16	$ 0.23	$ (0.39)
Add back: Goodwill amortization per share, net of tax	-	0.03	0.06
Restated net income per share	$ 0.16	$ 0.26	$ (0.33)

The current year to date net income also includes a gain on the sale of the Company's finance subsidiary, Business Finance Corp (BFC). The following table summarizes the sale and calculation of the pre-tax gain of $423,000.
(dollars in thousands)
Net finance receivables sold	$ 2,511
Other assets sold	120
Total assets sold	2,631
Loans assumed	2,800
Other liabilities assumed	213
Due from purchaser	41
Total liabilities assumed and due from purchaser	3,054
Pre-tax gain on sale	$ 423

For the first six months of 2002, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $11.7 million, a slight increase from the revenues of $11.1 million during the same period in 2001. Non-interest expenses have also increased under the same comparison, from $9.0 to $9.5 million.

At June 30, 2002, total assets were $335.3 million and total liabilities were $305.3 million. Assets have decreased $35.4 million or 9.5% from $370.7 million at December 31, 2001 and liabilities have decreased $36.6 million or 10.7% from $341.9 million at December 31, 2001.

The asset decline is due to a lower origination volume of loans held-for-sale, a decrease in cash and cash equivalents, and a reduction of net loans, offset by an increase in the Company's investment portfolio. Loans held-for-sale have decreased $16.7 million since December 31, 2001 through a combination of lower demand for mortgage lending, and efficiencies developed in the process of originating and selling loans into the secondary market. Mortgage loan originations were down $49.3 million or 21% for the 6 months ending June 30, 2002 compared to the same period in 2001, from $227.7 million to $178.4 million. Loans, net of the allowance for loan losses, have decreased from $229.2 million at December 31, 2001 to $220.9 million at June 30, 2002. The cash generated from the payoff of loans and loans held-for-sale has been used to increase the investment securities portfolio by $20.6 million, and to pay off the maturing certificates of deposit that were not renewed.

The decrease in liabilities from the year ended December 31, 2001 is primarily the maturity of brokered certificates of deposits purchased to fund the rapid growth of the mortgage segment during 2001. These deposits were necessary to fund mortgage loans for 15-45 days before they are sold to the secondary market. As the volume of mortgage loan originations has declined during 2002, funding requirements have also declined, so most certificates of deposit have not been renewed as they mature. The Company has the ability to purchase deposits in the future if the demand for mortgage loans should again increase.

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

Three months ended June 30, 2002 and 2001

Net interest income for the quarter ended June 30, 2002 was $3.3 million, a slight decrease from $3.4 million for the same period of 2001. The overall tax-equivalent earning asset yield was 6.98% for the quarter ended June 30, 2002 compared to 8.54% for the quarter ended June 30, 2001. The decrease in asset yield is primarily due to eight cuts in the national fed funds rate and the Company's prime rate from April to December of 2001. Earning assets averaged $318.7 million for the three months ended June 30, 2002 compared to $330.8 million for the same period of 2001. The average volume of loans held-for-sale and net loans have declined from the second quarter of 2001 to the second quarter of 2002 by about $43.0 million, while the average volume of cash, investment securities and other earning assets have increased $30.9 million under the same comparison. As cash was increased by the payoff of loans and loans held-for-sale, it was either reinvested into the securities portfolio, or used to pay for the run-off of broker certificates of deposit as they have matured.

The average cost of interest bearing liabilities decreased to 3.35% for the quarter ended June 30, 2002 from 5.15% for the same period of 2001. Average interest bearing liabilities decreased $14.4 million from $281.4 million for the three months ended June 30, 2001 to $266.8 million for the three months ended June 30, 2002. The majority of the decrease in volume of interest bearing liabilities was the run-off of brokered certificates of deposit as they have matured.

Decreases in national and the Company's interest rates during 2001 have been the major contributor toward the decline in both the average yields earned on interest earning assets, and the average cost of interest bearing liabilities from the second quarter 2001 to the second quarter of 2002. The interest rate spread continues to improve as higher rate and longer term certificates of deposit mature and are replaced at the lower current rates. Excess cash on deposit with the Federal Home Loan Bank earning the federal funds rate has been used to pay-off some broker certificates as they matured. The interest rate the Company is paying on these deposits is higher than the federal funds rate that is currently being earned, creating a negative interest rate spread. This imbalance has been, and will continue to be corrected as the broker certificates mature, helping to widen the overall interest rate spread. Approximately $21.8 million of broker and out of area certificates of deposit are scheduled to mature during the rest of 2002. Depending on cash flow and liquidity needs, the Company may not renew many of these certificates as they mature.

Analysis of Net Interest Income

The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.
	Three months ended
	June 30,		Increase
(unaudited) (in thousands of dollars)	2002	2001	(Decrease)	Change
Interest income (1)	$ 5,562	$ 7,064	$ (1,502)	-21.3%
Interest expense	2,232	3,622	(1,390)	-38.4%
Net interest income	$ 3,330	$ 3,442	$ (112)	3.3%

Average interest earning assets	$ 318,741	$ 330,839	$ (12,098)	-3.7%
Average interest bearing liabilities	$ 266,848	$ 281,357	$ (14,509)	-5.2%

Average yields earned (2)	6.98%	8.54%	-1.56%
Average rates paid (2)	3.35%	5.15%	-1.80%
Net interest spread (2)	3.63%	3.39%	0.24%
Net interest margin (2)	4.18%	4.16%	0.02%
  Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
  Ratios for the three months ended June 30, 2002 and 2001 have been annualized.

Six months ended June 30, 2002 and 2001

Net interest income for the six months ended June 30, 2002 was $6.5 million, a $300,000 or 4.4% decrease from $6.8 million for the same period of 2001. The overall tax-equivalent yield on earning assets was 6.86% for the first six months of 2002 compared to 8.87% for the six months ended June 30, 2001. The decrease in asset yield is primarily due to eleven cuts in the national fed funds rate and the Company's prime rate during 2001. Another factor is a change in the mix of earnings assets with a lower percentage of commercial and consumer loans, and a higher percentage of lower rate cash, mortgage loans held-for-sale, and securities. Earning assets averaged $328.0 million for the six months ended June 30, 2002 compared to $308.0 million for the same period of 2001. Commercial and consumer loans were 74.4% of total average earning assets for the first six months of 2002, and accounted for 87.9% under the same comparison for 2001. The shift in average earnings assets mix is an increase in the investment securities portfolio from $11.2 million for the first six months of 2001 to $47.3 million for the first six months of 2002. The growth in the mortgage lending segment didn't occur until late in the first quarter of 2001, which is why the average earning assets for the first half of 2001 is lower than for the first half of 2002.

The average cost of interest bearing liabilities decreased to 3.46% for the six months ended June 30, 2002 from 5.30% for the same period of 2001. Average interest bearing liabilities have increased $17.2 million from $258.3 million for the first six months of June 30, 2001 to $275.5 million for the six months ended June 30, 2002. The prior year average is lower because the growth in the mortgage lending segment didn't occur until late in the first quarter of 2001, so the broker deposits used to fund the growth weren't purchased until that time. In addition, the current year average is higher because the broker deposits brought in last year have begun to mature late in the first quarter and during the second quarter of this year.

Decreases in national and the Company's interest rates during 2001 have been the major contributor toward the decline in both the average yields earned on interest earning assets, and the average cost of interest bearing liabilities from the first six months of 2001 to the same period of 2002. The interest rate spread continues to improve as higher rate and longer term certificates of deposit mature and are replaced at the lower current rates. Excess cash on deposit with the Federal Home Loan Bank earning the federal funds rate has been used to pay-off some broker certificates as they matured. The interest rate the Company is paying on these deposits is higher than the federal funds rate that is currently being earned, creating a negative interest rate spread. This imbalance has been, and will continue to be corrected as the broker certificates mature, helping to widen the overall interest rate spread. Approximately $21.8 million of broker and out of area certificates of deposit are scheduled to mature during the rest of 2002. Depending on cash flow and liquidity needs, the Company may not renew these certificates as they mature.

Analysis of Net Interest Income

The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.
	Six months ended
	June 30,		Increase
(unaudited) (in thousands of dollars)	2002	2001	(Decrease)	Change
Interest income (1)	$ 11,251	$ 13,657	$ (2,406)	(17.6)%
Interest expense	4,767	6,842	(2,075)	(30.3)%
Net interest income	$ 6,484	$ 6,815	$ (331)	(4.9)%

Average interest earning assets	$ 327,977	$ 307,986	$ 19,991	6.5%
Average interest bearing liabilities	$ 275,512	$ 258,259	$ 17,253	6.7%

Average yields earned (2)	6.86%	8.87%	(2.01)%
Average rates paid (2)	3.46%	5.30%	(1.84)%
Net interest spread (2)	3.40%	3.57%	(0.17)%
Net interest margin (2)	3.95%	4.43%	(.48)%
  Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
  Ratios for the six months ended June 30, 2002 and 2001 have been annualized.

Market Risk

Credit Risk

The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and an adequate allowance for loan losses to help mitigate credit risk, a continued downturn in the economy or the real estate market or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk

The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset and liability. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, as experienced in 2001, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increase rate environment the Company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures. As experienced in the stable rate environment during the first six months of 2002, the interest rate spread has widened as long-term certificates of deposit have matured and re-priced at the current, lower rates.

Non-Interest Income

Three months ended June 30, 2002 and 2001

Non-interest income consists of the following components:

	Three months ended June 30,
	2002	2001
Service charge on deposit accounts	$171	183
Gains on loans sold	998	1,272
Brokerage fees	706	541
Fiduciary income	71	59
Escrow fees	193	206
Credit Card income	132	135
ATM income	37	22
Safe deposit box fees	3	3
Gain on sale of repossessed assets	19	2
Gains on sale of available-for-sale securities	39	19
Other miscellaneous fees and income	5	14

Total non-interest income	$2,374	$2,456

Non-interest income was $2.4 million for the quarter ended June 30, 2002, virtually unchanged from $2.5 million for the quarter ended June 30, 2001. Non-interest income generated by the mortgage banking segment continued to account for the majority of the total non-interest income for the periods. Gains on loans sold, brokerage fees, and escrow fees accounted for 79.9% of the total non-interest income for the second quarter of 2002, and 82.2% for the same period of 2001. Implementation of a program to charge for non-customer ATM usage has generated additional ATM income for the second quarter of 2002.

Six months ended June 30, 2002 and 2001

Non-interest income consists of the following components:

	Six months ended June 30,
	2002	2001
Service charge on deposit accounts	$349	$373
Gains on loans sold	2,172	2,029
Brokerage fees	1,311	944
Fiduciary income	142	120
Escrow fees	415	390
Credit Card income	257	278
ATM income	65	36
Safe deposit box fees	27	31
Gain on sale of subsidiary	423	-
Gain (loss) on sale of repossessed assets	21	(13)
Gains on sale of available-for-sale securities	39	37
Other miscellaneous fees and income	14	28

Total non-interest income	$5,235	$4,253

Non-interest income increased to $5.2 million for the six months ended June 30, 2002 from $4.3 million in the corresponding period of 2001, a 20.9% increase. Much of this increase is due to the gain of $423,000 on the sale of the Company's finance subsidiary, BFC during the first quarter of 2002. The remaining increase is primarily due to non-interest income generated by the mortgage banking segment including gains on loans sold, brokerage fees, and escrow fees. Total mortgage related non-interest income was $3.9 million or 75.0% of total non-interest income for the first six months of 2002, and was $3.4 million or 79.1% of the total for the same period of 2001. Implementation of a program to charge for non-customer ATM usage has generated additional ATM income during 2002.

Non-Interest Expense

Three months ended June 30, 2002 and 2001

Non-interest expense consists of the following components:

	Three months ended June 30,
	2002	2001
Salaries and employee benefits	$2,604	$2,431
Net occupancy and equipment	545	607
Amortization of intangible assets	67	148
Net cost of operation of other real estate owned	47	15
Business taxes	137	156
Data processing and communications	152	165
Stationary and supplies	92	72
Credit card expense	131	106
Parking, travel and education	79	78
Loan expense	156	149
Advertising	43	68
Professional fees	261	134
Postage and freight	116	125
FDIC insurance	143	69
Other miscellaneous expenses	242	466

Total non-interest expense	$4,815	$4,789

Non-interest expenses were unchanged at $4.8 million for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

Salary expenses have increased from $2.4 million to $2.6 million from the second quarter 2001 to the second quarter of 2002. At June 30, 2002, the Company had 195 full-time equivalent employees compared to 211 at June 30, 2001. Recent changes in executive management have resulted in an overlap of executive salaries for several months. Also contributing to higher salaries is ordinary annual wage increases for existing employees, generally ranging from three to six percent per year.

Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the quarter ended June 30, 2002 was $545,000 or 10.2% lower than $607,000 for the same period of 2001. The sale of BFC reduced this expense by approximately $13,000 per quarter. In addition, depreciation expense has decreased by $46,000 comparing the two quarters as furniture and equipment has become fully depreciated.

The FDIC insurance has increased because in the second quarter of 2001, the Bank was required to pay $.10 per $100 of domestic deposits, which has increased to $.17 per $100 during the second quarter of 2002. These assessment charges are imposed based on FDIC analysis of the Bank's capital position, rating, and other factors. As these factors improve or deteriorate, the assessment rates change.

Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. The increase in these expenses during the first three months of 2002 compared to the same period of 2001 is the result of higher legal fees relating to the repossession of assets on defaulted loans, legal and professional fees related to the changes in the Company's executive management, and consulting on strategic alternatives.

Other miscellaneous expenses are lower in the second quarter of 2002 when compared to the same period of 2001 primarily due to a charge of $137,000 in 2001 to write down the cash surrender value of a key man life insurance policy held on the Company's Chairman and CEO, Benjamin Namatinia.

Six months ended June 30, 2002 and 2001

Non-interest expense consists of the following components:

	Six months ended June 30,
	2002	2001
Salaries and employee benefits	$5,050	$4,596
Net occupancy and equipment	1,100	1,222
Amortization of intangible assets	133	295
Net cost of operation of other real estate owned	131	30
Business taxes	300	284
Data processing and communications	255	291
Stationary and supplies	164	132
Credit card expense	247	213
Parking, travel and education	162	160
Loan expense	234	223
Advertising	88	118
Professional fees	562	280
Postage and freight	241	234
FDIC insurance	290	141
Other miscellaneous expenses	532	745

Total non-interest expense	$9,489	$8,964

Non-interest expenses increased 5.6% to $9.5 million for the six months ended June 30, 2002 compared to $9.0 million for the six months ended June 30, 2001.

Salary expenses have increased from $4.6 million to $5.1 million from the six months ended June 30, 2001 when compared to the same period of 2002. At June 30, 2002, the Company had 195 full-time equivalent employees compared to 211 at June 30, 2001. Recent changes in executive management have resulted in an overlap of executive salaries for several months. Also contributing to higher salaries is ordinary annual wage increases for existing employees, generally ranging from three to six percent per year.

Net occupancy expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the six months ended June 30, 2002 was $1.1 million compared to $1.2 million for the same period of 2001. The sale of BFC reduced this expense by approximately $13,000 per quarter. In addition, depreciation expense has decreased by $67,000 comparing the six month periods as furniture and equipment has become fully depreciated.

The net cost of operation of other real estate owned has increased $101,000 during the first six months of 2002 when compared to the net costs for the same period of 2001. As management has aggressively sought to decrease the volume of impaired and defaulted loans, the costs to repossess, carry, and resell the underlying collateral of these loans has increased.

Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. The increases in these expenses when comparing periods are higher legal fees relating to the repossession of assets on defaulted loans, legal and professional fees related to the changes in the Company's executive management, a broker commission related to the sale of BFC, and consulting on other strategic alternatives.

The FDIC insurance has increased because in the first half of 2001, the Bank was required to pay $.10 per $100 of domestic deposits, which has increased to $.17 per $100 for the first half of 2002. These premiums are set based on FDIC analysis of the Bank's capital position, rating, and other factors. As these factors improve or deteriorate, the assessment rates change.

Other miscellaneous expenses appear lower for the six months ended June 30, 2002 because the first six months of 2001 includes a write down of $162,000 relating to the cash surrender value of a key man life insurance policy held on the Company's Chairman and CEO, Benjamin Namatinia.

Income Taxes

Three months ended June 30, 2002 and 2001

During the second quarter of 2002 an income tax benefit of $184,000 was recorded compared to a provision for income taxes of $337,000 for the second quarter of 2001. The second quarter of 2002 includes a $375,000 tax benefit related to the sale of BFC in the first quarter of 2002. The sale of BFC generated a capital loss for tax purposes and a deferred tax asset on the Company's books which was fully reserved as of the end of the first quarter of 2002. During the second quarter of 2002, the Company identified certain strategies for federal income tax purposes that resulted in the reversal of the valuation allowance with a corresponding income tax benefit of $375,000 for the period. The effective tax rate for the second quarter of 2002, excluding the $375,000 benefit, was 35.9% compared to 44.8% for the three months ended June 30 2001. The effective tax rate for the second quarter of 2001 is higher due to the non-tax deductible expense associated with the write down of the key man insurance policy.

Six months ended June 30, 2002 and 2001

The provision for income taxes was $194,000 and $623,000 for the six months ended June 30, 2002 and 2001, respectively. These provisions resulted in an effective tax rate of 12.3% and 41.6% for the same periods of 2002 and 2001, respectively. The effective tax rate for the year to date 2002, excluding the $375,000 tax benefit discussed above, was 36.2%.

Provision for Loan Losses

The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. The quarterly provision recorded into the allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The loss amount actually realized for these loans can vary significantly from the estimated amounts. See the "Allowance for Loan Losses" disclosure for a more detailed discussion.

Three months ended June 30, 2002 and 2001

The Company's provision for loan losses was $355,000 for each of quarters ended June 30, 2002 and 2001. Charge-offs, net of recoveries, were $447,000 for the three months ended June 30, 2002 compared to net charge-offs of $126,000 for the three months ended June 30, 2001 and $3.8 million for the year ended December 31, 2001. With the slow regional and national economic conditions experienced during 2001 and thus far in 2002, charge-offs have been relatively high. As the economy recovers and, the Company expects to see declines in the level of impaired assets and charged off loans, and a corresponding decrease in the provision for loan losses. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired.

Six months ended June 30, 2002 and 2001

The Company's provision for loan losses was $655,000 and $607,000 for the six months ended June 30, 2002 and 2001, respectively. Net charge-offs were $838,000 for the six months ended June 30, 2002 compared to net charge-offs of $1.8 million for the six months ended June 30, 2001 and $3.8 million for the year ended December 31, 2001. The Company recognized an adjustment to the allowance for loan losses of $289,000 related to the sale of BFC during the first quarter of 2002. At June 30, 2002, the allowance for loan losses as a percentage of total loans was 2.44%, down slightly from the level of 2.55% at December 31, 2001 and up from 1.41% at June 30, 2001. With the slow regional and national economic conditions experienced during 2001 and thus far in 2002, charge-offs have been relatively high. As the economy recovers and loan related internal controls are strengthened, the Company expects to see declines in the level of impaired assets and charged off loans, and a corresponding decrease in the provision for loan losses. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired.

The following table shows the Company's loan loss performance for the periods indicated:

(unaudited) (in thousands of dollars)	Six months Ended June 30,	Six months Ended June 30,	Year Ended December 31,
	2002	2001	2001
Loans outstanding at end of period	$226,441	$239,473	$235,212
Average loans outstanding during the period	227,908	$240,392	$239,678
Allowance for loan losses, beginning of period	5,997	$4,561	$4,561
Loans charged off:
Commercial	842	674	2,729
Real Estate	128	1,130	1,743
Consumer	2	12	53
Credit Cards	75	39	86
Total loans charged-off	1,047	1,855	4,611

Recoveries:
Commercial	77	19	115
Real Estate	116	30	652
Consumer	1	14	15
Credit Cards	15	1	3
Total recoveries	209	64	785
Provision for loan losses	655	607	5,262
Adjustment incident to sale of subsidiary	(289)	-	-
Allowance for loan losses, end of period	$5,525	$3,377	$5,997

Ratio of net loans charged-off to average loans outstanding	0.37%	0.75%	1.60%
Ratio of allowance for loan losses to loans at end of period	2.44%	1.41%	2.55%

Loans

Total loans outstanding were $226.4 million and $235.2 million at June 30, 2002 and December 31, 2001, respectively. Loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $46.0 million at June 30, 2002 and $53.7 million at December 31, 2001. In addition, the Company had $20.6 million of loans held for sale at June 30, 2002 compared to $37.3 million at December 31, 2001. During the first six months of 2002, the Company funded $178.4 million of loans to be sold into the secondary market, and delivered $193.1 million to the market. This compares to $227.7 million funded and $184.5 million delivered during the first six months of 2001.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited) (in thousands of dollars)		June 30, 2002		December 31, 2001
		Amount	Percentage	Amount	Percentage
Commercial		$52,734	23.20%	$50,152	21.25%
Real estate construction		38,386	16.89	26,520	11.24
Real estate commercial		95,422	41.98	111,437	47.23
Real estate mortgage		35,450	15.59	36,190	15.34
Consumer and other		5,326	2.34	11,650	4.94
		227,318	100.00%	235,949	100.00%
Deferred loan fees		(877)		(737)
	Total loans	226,441		235,212
Allowance for loan losses		(5,525)		(5,997)
	Total loans, net	$220,916		$229,215

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

Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.6 million at June 30, 2002 compared to $3.2 million at December 31, 2001.

At June 30, 2002, approximately $2.9 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $2.8 million at December 31, 2001. Specific reserves decline as those loans requiring specific reserves are reduced by either principal payments, reclassification assessments, or have been charged off, and increase as additional loans requiring specific reserves are identified.

Management's evaluation of the factors above resulted in allowances for loan losses of $5.5 million and $6.0 million at June 30, 2002 and December 31, 2001, respectively. The sale of BFC accounted for $289,000 of the reduction in the allowance from December 31, 2001 to June 30, 2002. The allowance as a percentage of total loans was 2.44% at June 30, 2002 and 2.55% at December 31, 2001.

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

The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited) (in thousands of dollars)	June 30, 2002	December 31 2001
Loans on non-accrual status	4,321	4,807
Loans past due greater than 90 days but not on non-accrual status	85	1,178
Other real estate owned	1,403	1,498
Other Assets	5	5
Total non-performing assets	5,814	7,488
Percentage of non-performing assets to total assets	1.73%	2.02%

At June 30, 2002 non-performing assets were $5.8 million or 1.73% of total assets compared to $7.5 million or 2.02% of total assets at December 31, 2001. The June 30, 2002 non-performing asset balance has declined from $6.2 million or 1.72% of total assets at March 31, 2002. Approximately $3.8 million of the $4.3 million of non-accrual loans at June 30, 2002 are primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed above.

The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. As these impaired loans are identified and brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to decrease.

Other real estate owned declined from $1.5 million at December 31, 2001 to $1.4 million at June 30, 2002 as properties classified as other real estate have been sold or the valuations of the properties have been adjusted.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customers deposits, loan payments, sales of assets, advances from the FHLB and the use of the federal funds market.

As of June 30, 2002, approximately $8.7 million of the securities portfolio matures within one year, and another $12.6 million is callable within one year. The maturities of mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have maturity periods ranging from 1 through 15 years and at June 30, 2002, bear interest at rates ranging from 2.39% to 8.62%. At June 30, 2002, $15.9 million in advances were outstanding from the FHLB.

During 2001, the Company experienced extremely rapid growth in its residential lending segment as consumers took advantage of relatively low housing market interest rates to refinance, build, or purchase homes. Although these residential mortgage loans are typically sold within 15-45 days after funding, the volume funded but unsold grew from $10.0 million at December 31, 2000 to over $55.0 million during the first quarter of 2001, and to over $68.0 million at the peak during the fourth quarter of 2001. In order to take advantage of the income generated by the increase in mortgage loan volume, the Company utilized the broker CD market to fund the growth. As origination volumes of loans held-for-sale began to taper off toward the end of 2001 and into the first half of 2002, the excess funds were deposited in the Company's cash account with the FHLB. Efficiencies developed late in 2001 in the process of loan origination and sale into the secondary market, combined with a decrease in demand in the mortgage lending market, make it unlikely the Company will experience a dramatic increase in loan volume as experienced during 2001. If this assumption holds true during 2002, the Company anticipates a reduction in broker CD's as they mature, helping to reduce any excess liquidity. During the remainder of 2002, $21.8 million of broker and out-of-market certificates of deposit mature.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company and the Bank are required to have a total risk-based capital and a tier 1 risk-based capital ratio of 8.0% and 4.0%, respectively. In addition, the Bank is required to maintain a tier 1 leverage capital ratio of not less than 4%. At June 30, 2002, the Company's total risk-based capital and tier 1 risk-based capital ratios were 11.57% and 10.31%, respectively; and at December 31, 2001, the Company's ratios were 10.10% and 8.84%, respectively. At June 30, 2002, the Bank's total risk-based capital, tier 1 risk-based capital, and tier 1 leverage capital ratios were 11.96%, 10.70%, and 8.08%, respectively, and at December 31, 2001 were 10.72%, 9.46%, and 6.99%, respectively. The Company's ratio of shareholders' equity to average assets was 8.56%, and 8.14% at June 30, 2002 and December 31, 2001, respectively. Average assets for the year to date June 30, 2002 were $349.9 million and for the year ended December 31, 2001 average assets were $353.2 million.

Part II. Other Information

Item 4

Submission of Matters to a Vote of Security Holders

(a) Cowlitz Bancorporation Annual Shareholders' Meeting was held on May 24, 2002.

(b) Not Applicable.

(c) A brief description of each matter voted upon at the Annual Shareholders' meeting held on May 24, 2002 and number of votes cast for, against, or withheld, including a separate tabulation with respect to each nominee for office is presented below:

(1) Election of (5) directors for the terms expiring in 2002.

Directors:
Mark F. Andrews, Jr.
	Votes cast for:	2,902,359
	Votes cast against	-
	Votes withheld	182,392
Paul L. Campbell
	Votes cast for:	3,028,736
	Votes cast against	-
	Votes withheld	56,015
John S. Maring
	Votes cast for:	2,986,792
	Votes cast against	-
	Votes withheld	97,959
Benjamin Namatinia
	Votes cast for:	2,708,129
	Votes cast against	-
	Votes withheld	376,622
E Chris Searing
	Votes cast for:	2,849,534
	Votes cast against	-
	Votes withheld	235,217

(d) None

Item 5

Other Information

None

Item 6

(a) Exhibits. 99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports of Form 8-K

1. None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Cowlitz Bancorporation (Registrant)
Dated: August 14, 2002	/s/ Paul L. Campbell Paul L. Campbell, President

Dated: August 14, 2002	/s/ Don P. Kiser Don P. Kiser Vice-President/CFO/Secretary

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Paul L. Campbell
Paul L. Campbell
Chief Executive Officer
Cowlitz Bancorporation

/s/ Don P. Kiser
Don P. Kiser
Chief Financial Officer
Cowlitz Bancorporation

August 14, 2002