Form 10-Q
period 2002-09-30
COWLITZ BANCORPORATION
filed 2002-11-14
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the quarter ended September 30, 2002
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from ________ to ________

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)
Washington Sate or other jurisdiction of incorporation or organization	91-1529841 (IRS Employer Identification No.)

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

Common Stock, no par value on October 31, 2002: 3,805,772 shares

COWLITZ BANCORPORATION
TABLE OF CONTENTS
		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition - September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations - Three and nine months ended September 30, 2002 and September 30, 2001	4
	Consolidated Statements of Changes in Shareholders' Equity - Year ended December 31, 2001 and nine months ended September 30, 2002	5
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and September 30, 2001	6
	Notes to Consolidated Financial Statements	7-15
Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
Part II	OTHER INFORMATION
Item 5.	Submission of Matters to a Vote of Security Holders	30
Item 6.	Exhibits and Reports on Form 8-K	30
	Signatures	31
	Certification of Chief Executive Officer and Chief Financial Officer	32-34

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands of dollars, except number of shares)

(unaudited)	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$44,193	$50,171
Investment securities:
Investments available-for-sale (at fair value, cost of $39,494 and
$30,172 at September 30, 2002 and December 31, 2001, respectively)	40,038	30,188
Investments held-to-maturity (at amortized cost, fair value of $2,099 and
$4,157 at September 30, 2002 and December 31, 2001, respectively)	2,081	4,115
Total investment securities	42,119	34,303

Federal Home Loan Bank stock, at cost	2,364	3,531

Loans held for sale	49,146	37,322

Loans, net of deferred loan fees	215,266	231,921
Allowance for loan losses	(5,763)	(5,710)
Loans, net	209,503	226,211
Premises and equipment, net of accumulated depreciation of $4,443 and
$4,029 at September 30, 2002 and December 31, 2001, respectively	4,484	5,221
Goodwill	2,352	3,560
Intangible assets, net of accumulated amortization of $1,402 and
$1,203 at September 30, 2002 and December 31, 2001, respectively	568	767
Accrued interest receivable and other assets	6,884	5,929
Total assets from operations	361,613	367,015
Net assets from discontinued operations	-	3,248
Total assets	$361,613	$370,263
LIABILITIES
Deposits:
Non-interest-bearing demand	$50,397	$43,225
Savings and interest-bearing demand	122,909	96,587
Certificates of deposit	132,716	175,678
Total deposits	306,022	315,490
Short-term borrowings	2,750	2,750
Long-term borrowings	18,782	19,009
Accrued interest payable and other liabilities	3,237	4,266
Total liabilities	330,791	341,515

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and
outstanding at September 30, 2002 and December 31, 2001	-	-
Common stock, no par value; 25,000,000 authorized, 3,804,172 and 3,692,560 shares
issued and outstanding at September 30, 2002 and December 31, 2001, respectively	17,425	16,802
Additional paid-in capital	1,538	1,538
Retained earnings	11,500	10,398
Accumulated other comprehensive income, net of taxes	359	10
Total shareholders' equity	30,822	28,748
Total liabilities and shareholders' equity	$361,613	$370,263

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
(unaudited)
INTEREST INCOME
Interest and fees on loans	$4,830	$6,041	$14,651	$18,085
Interest on taxable investment securities	441	413	1,324	752
Interest on non-taxable investment securities	4	2	11	6
Other interest and dividend income	155	271	563	897
Total interest income	5,430	6,727	16,549	19,740

INTEREST EXPENSE
Savings and interest-bearing demand	475	718	1,312	2,094
Certificates of deposit	1,320	2,485	4,755	7,187
Short-term borrowings	12	31	36	94
Long-term borrowings	235	306	706	1,007
Total interest expense	2,042	3,540	6,809	10,382

Net interest income before provision for loan losses	3,388	3,187	9,740	9,358

PROVISION FOR LOAN LOSSES	352	2,095	1,007	2,622
Net interest income after provision for loan losses	3,036	1,092	8,733	6,736

NON-INTEREST INCOME
Service charges on deposit accounts	191	187	540	560
Gains on loans sold	1,323	1,047	3,495	3,076
Escrow fees	311	184	726	574
Fiduciary income	63	74	205	194
Credit card income	142	119	399	397
Brokerage Fees	858	565	2,169	1,509
Gain on sale of subsidiary	-	-	423	-
Net losses on sale of repossessed assets	(42)	(497)	(21)	(479)
Other income	78	59	184	123
Net gains on sales of available-for-sale securities	49	52	88	89
Total non-interest income	2,973	1,790	8,208	6,043

NON-INTEREST EXPENSE
Salaries and employee benefits	2,897	2,240	7,915	6,667
Net occupancy and equipment expense	540	597	1,635	1,791
Business taxes	139	158	438	437
Amortization of intangibles	66	122	199	367
Net cost of operation of other real estate	78	97	209	127
Data processing and communications	129	146	382	428
Professional fees	224	106	760	297
Postage and freight	131	126	371	359
Credit card expense	135	99	382	312
FDIC insurance	140	35	430	176
Other operating expense	729	636	1,843	1,969
Total non-interest expense	5,208	4,362	14,564	12,930
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAX EXPENSE (BENEFIT)	801	(1,480)	2,377	(151)
Income tax expense (benefit)	287	(468)	490	127
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE	514	(1,012)	1,887	(278)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	60	6	199
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	514	(952)	1,893	(79)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	-	-	(791)	-
NET INCOME (LOSS)	$514	$(952)	$1,102	$(79)

BASIC EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.14	$(0.27)	$0.50	$(0.08)
Discontinued operations	-	0.01	-	0.06
Cumulative Effect of Accounting Change	-	-	(0.21)	-
NET INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.14	$(0.26)	$0.29	$(0.02)

DILUTED EARNINGS PER SHARE-COMMON STOCK
Continuing operations	$0.13	$(0.27)	$0.50	$(0.07)
Discontinued operations	-	0.02	-	0.05
Cumulative Effect of Accounting Change	-	-	(0.21)	-
NET INCOME (LOSS) PER DILUTED SHARE OF COMMON STOCK	$0.13	$(0.25)	$0.29	$(0.02)

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of dollars, except number of shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Equity	Income (loss)
BALANCE AT DECEMBER 31, 2000	3,689,327	$16,785	$1,538	$12,048	$38	$30,409
Comprehensive Income:
Net loss	-	-	-	(1,450)	-	(1,450)	$(1,450)
Net change in unrealized gains on
investments available-for-sale,
net of deferred taxes of $8	-	-	-	-	(28)	(28)	(28)
Comprehensive loss	-	-	-	-	-	-	(1,478)
Issuance of common stock for cash	3,233	17	-	-	-	17
Cash dividends paid ($.05 per share)	-	-	-	(200)	-	(200)

BALANCE AT DECEMBER 31, 2001	3,692,560	16,802	1,538	10,398	10	28,748
Comprehensive Income:
Net income	-	-	-	1,102	-	1,102	$1,102
Net change in unrealized gains on
investments available-for-sale,
net of deferred taxes of $180	-	-	-	-	349	349	349
Comprehensive income	-	-	-	-	-	-	$1,451
Issuance of common stock for cash	111,612	623	-	-	-	623

BALANCE AT SEPTEMBER 30, 2002	3,804,172	$17,425	$1,538	$11,500	$359	$30,822
(unaudited)

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine months ended
	September 30,
	2002	2001
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,102	$(79)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Deferred tax benefit	(348)	-
Depreciation and amortization	671	970
Cumulative effect of change in accounting principle	1,208	-
Provision for loan losses	1,007	2,622
Net gain on sale of subsidiary	(423)	-
Net gains on sales of investments available-for-sale	(88)	(89)
Net amortization of investment security premiums and accretion
of discounts	251	(7)
Net losses on sales of foreclosed assets	21	479
Gains on loans sold	(3,495)	(3,076)
Origination of loans held for sale	(312,354)	(326,545)
Proceeds of loans sales	304,025	289,554
Increase in accrued interest receivable and other assets	(1,020)	(3,185)
Increase (decrease) accrued interest payable and other liabilities	(816)	573
Federal Home Loan Bank stock dividends	(174)	(167)
Net cash from operating activities	(10,433)	(38,950)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities
held-to-maturity	2,599	8,865
Proceeds from sales and maturities of investment securities
available-for-sale	26,866	10,318
Proceeds from sales of foreclosed assets	529	1,246
Proceeds from redemption of Federal Home Loan Bank stock	1,391	-
Purchases of investment securities:
Held-to-maturity	(559)	(8,099)
Available-for-sale	(36,356)	(17,635)
Net (increase) decrease in loans	15,661	(7,582)
Net cash paid from sale of subsidiary	(104)	-
Net sales (purchases) of premises and equipment	252	(404)
Net cash from investment activities	10,279	(13,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings, and interest bearing
demand deposits	33,494	26,105
Net increase (decrease) in certificates of deposit	(42,962)	52,925
Dividends paid	-	(200)
Net increase in short-term borrowings	-	4,350
Repayment of long-term borrowings	(227)	(2,265)
Issuance of common stock for cash, net of amount paid for
fractional shares and offering costs	623	15
Net cash from financing activities	(9,072)	80,930
Net increase (decrease) in cash and cash equivalents	(9,226)	28,689
Net cash from discontinued operations	3,248	(230)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,171	25,585
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,193	$54,044

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

  The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, mortgage origination and trust services. From 1998 through 2001, the Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation ("BFC"), which was sold in the first quarter of 2002. See footnote 9 for a detailed discussion of the sale of BFC.

  The Company's current goal is to maintain its position as a community-based provider of financial services. The Company's growth strategy is to increase its market share in existing markets by providing both exceptional personalized service and a wide range of financial services to its customers. The Company strives to emphasize personalized customer service, develop strong community ties, and offer a wide variety of financial products and services that are focused on small and medium-sized businesses. During 1999 and 2000, the Company acquired or opened several mortgage and escrow branches. Bay Mortgage and Bay Escrow of Bellevue, Washington, Bay Mortgage and Bay Escrow of Seattle, Washington, Bay Mortgage of Silverdale, Washington, and Bay Mortgage of Vancouver, Washington have joined together with the Longview mortgage operations (collectively "Bay Mortgage") as a mortgage lending services branch of Cowlitz Bank. Bay Mortgage serves customers throughout the greater Bellevue/Seattle market area, Cowlitz County, and through the Vancouver office, the greater Portland, Oregon market. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank. In mid-2000, the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon, which operates as a branch of the Bank doing business as Northern Bank of Commerce. NBOC operates its main office in downtown Portland, and currently has 11 limited service branches located within retirement centers in the Portland metropolitan area. The Bank plans to close 10 of these locations in December 2002 or January 2003 due to relatively high interest rates paid on low deposit volumes at these branches. At September 30, 2002, these locations had an aggregate deposit balance of $19.9 million of which $13.2 million are certificates of deposit. Management will attempt to move the servicing of these deposits to the main NBOC branch in downtown Portland, but expects some of the deposits will withdraw from the Bank.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

  The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Cash and Cash Equivalents

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

  Earnings Per Share

  The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted Avg. Shares	Per Share Amount

	For the three months ended September 30, 2002
Basic earnings per share	$514	3,779,679	$0.14
Stock Options		113,216
Diluted earnings per share	$514	3,892,895	$0.13

	For the three months ended September 30, 2001
Basic earnings per share	$(952)	3,692,137	$(0.26)
Stock Options		49,896
Diluted earnings per share	$(952)	3,742,033	$(0.25)

	For the nine months ended September 30, 2002
Basic earnings per share	$1,102	3,739,441	$0.29
Stock Options		85,256
Diluted earnings per share	$1,102	3,824,697	$0.29

	For the nine months ended September 30, 2001
Basic earnings per share	$(79)	3,691,459	$(0.02)
Stock Options		38,431
Diluted earnings per share	$(79)	3,729,890	$(0.02)

  Options to purchase 280,066 shares of common stock with exercise prices ranging from $6.72 to $12.00, with an average price of $11.00, were outstanding at September 30, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2008-2012.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Recently Issued Accounting Standards

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142 - "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has adopted this standard effective January 1, 2002. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

  Acquired intangible assets consisted of the following at the periods indicated:

	At September 30, 2002		At December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core Deposits	$ 1,970	$ (1,402)	$ 1,970	$ (1,203)

Unamortized intangible assets
Goodwill	$ 2,840	$ (488)	$ 4,048	$ (488)

  The changes in the carrying amount of goodwill for the periods indicated are as follows:

	Three Months Ended September 30, 2002
	Commercial	Mortgage
	Banking	Banking	Total
Balance beginning of period	852	1,500	2,352
Goodwill amortized during period	-	-	-
Balance end of period	$ 852	$ 1,500	$ 2,352

	Three Months Ended September 30, 2001
	Commercial	Mortgage
	Banking	Banking	Total
Balance beginning of period	882	2,017	2,899
Goodwill amortized during period	(16)	(40)	(56)
Balance end of period	$ 866	$ 1,977	$ 2,843

	Nine Months Ended September 30, 2002
	Commercial	Mortgage
	Banking	Banking	Total
Balance beginning of period	852	2,708	3,560
Goodwill amortized during period	-	-	-
Impairment losses recognized under SFAS No. 142	-	(1,208)	(1,208)
Balance end of period	$ 852	$ 1,500	$ 2,352

	Nine Months Ended September 30, 2001
	Commercial	Mortgage
	Banking	Banking	Total
Balance beginning of period	914	2,097	3,011
Goodwill amortized during period	(48)	(120)	(168)
Balance end of period	$ 866	$ 1,977	$ 2,843

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

The aggregate amortization expense for goodwill and other intangibles for the quarter ended September 30, 2002 and 2001 amounted to $66,000 and $122,000, respectively. The aggregate amortization expense for the nine months ended September 30, 2002 and 2001 amounted to $199,000 and $367,000, respectively.

The transitional disclosure requirements of SFAS No. 142 require presentation of income for all periods reported, adjusted for amortization expense for all goodwill and intangible assets. The following adjusted income amounts are reconciled to reported net income:

	(Pro forma)
	Three months ended		Year ended
	September 30,		December 31,
(unaudited)	2002	2001	2001
Reported net income	$514	$(952)	$(1,450)
Add:
Goodwill amortization from operations, net of tax	-	37	147
Goodwill amortization from discontinued operations, net of tax	-	16	61
Restated net income	$514	$(899)	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.14	$(0.26)	$(0.39)
Add:
Total goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$0.14	$(0.25)	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.13	$(0.25)	$(0.39)
Add:
Total goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$0.13	$(0.24)	$(0.33)

	(Pro forma)
	Nine months ended		Year ended
	September 30,		December 31,
(unaudited)	2002	2001	2001
Reported net income	$1,102	$(79)	$(1,450)
Add:
Goodwill amortization from operations, net of tax	-	111	147
Goodwill amortization from discontinued operations, net of tax	-	50	61
Restated net income	$1,102	$82	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.29	$(0.02)	$(0.39)
Add:
Total goodwill amortization per share, net of tax	-	0.04	0.06
Restated net income per share	$0.29	$0.02	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.29	$(0.02)	$(0.39)
Add:
Total goodwill amortization per share, net of tax	-	0.04	0.06
Restated net income per share	$0.29	$0.02	$(0.33)

The Company has applied the new rules of accounting for goodwill and other intangible assets during 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of $325,000 per year. During the first quarter of 2002, upon adoption of SFAS 142, the Company performed a transitional impairment test of goodwill and indefinite lived intangible assets. The effect of changing to this new accounting principle is a one-time charge of $791,000 net of tax, related to the Company's mortgage banking segment. The impairment test was performed using a market valuation approach, utilizing recent sales data of similar mortgage operations. The resulting valuation indicated an impairment of existing goodwill and its value was adjusted to reflect the impairment. The writedown is included in the Company's consolidated statement of operations as a separately captioned item entitled "Cumulative Effect of an Accounting Change." The Company does not anticipate any additional future impairment charges related to the carrying value of its goodwill, and no adjustments are expected to be made to the first quarter's calculated impairment charge of $791,000 related to the adoption of SFAS No. 142.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

In June 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, so will become effective for the Company in the first quarter of 2003. The Company's management does not expect that the application of the provisions of this Statement will have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has adopted this standard, but management does not expect that the application of the provisions of this Statement will have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet adopted this standard. Management does not expect that the application of the provisions of this Statement will have a material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The provisions of this Statement reflect the following important conclusions reached by the FASB:

The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS No. 142 was initially applied. (For example, a financial institution that adopted SFAS No. 142 on January 1, 2002 would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

The scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

The Company has adopted this standard, but management does not expect that the application of the provisions of this Statement will have a material impact on the Company's consolidated financial statements.

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

  Another critical accounting policy of the Company is that related to the carrying value of goodwill. During the first quarter of 2002, the Company has taken a one-time impairment charge to the carrying amount of its goodwill related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge is recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The Company adopted primarily a market approach in assessing goodwill impairment and will measure the carrying value at least annually under the new accounting rules. For further discussion of the adoption of SFAS No. 142 and its effects on the Company's operations, see note 6, "Recently Issued Accounting Statements."

  Comprehensive Income

  For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

  The components of comprehensive income/(loss) for the periods ended September 30, 2002 and 2001 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Unrealized gain arising during the period,
net of tax of $40, $97, $210, and $81	$77	$189	$407	$157
Less: reclassification adjustment for net realized gains on
securities available-for-sale included in net income during
the year, net of tax of $17, $17, $30, and $30	32	35	58	59
	$45	$154	$349	$98

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

  The community banking and mortgage banking activities are monitored and reported by Company management as separate operating segments. The seven separate banking offices and 11 retirement center branches have been aggregated into a single reportable segment, "Banking," and Bay Mortgage is included as a segment, "Mortgage Banking."

  The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2001 annual report, except that some operating expenses and the results of discontinued operations are not allocated to segments.

  Summarized financial information for the period ended September 30, 2002 and 2001 concerning the Company's reportable segments is shown in the following tables.

	Three months ended September 30, 2002
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
Interest income	$4,916	$872	$4	$(362)	$5,430
Interest expense	2,036	309	59	(362)	2,042
Net interest income	2,880	563	(55)	-	3,388
Provision for loan loss	355	-	(3)	-	352
Non-interest income	430	2,543	-	-	2,973
Non-interest expense	2,793	2,335	80	-	5,208
Income (loss) before income tax expense (benefit)	162	771	(132)	-	801
Income tax expense (benefit)	67	266	(46)	-	287
Net income (loss)	$95	$505	$(86)	$-	$514
Depreciation/amortization	$170	$27	$-	$-	$197

	Three months ended September 30, 2001
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
Interest income	$6,288	$1,270	$11	$(842)	$6,727
Interest expense	3,489	831	62	(842)	3,540
Net interest income	2,799	439	(51)	-	3,187
Provision for loan loss	2,012	83	-	-	2,095
Non-interest income	(68)	1,828	30	-	1,790
Non-interest expense	2,621	1,598	143	-	4,362
Income (loss) from continuing operations before
income tax expense (benefit)	(1,902)	586	(164)	-	(1,480)
Income tax expense (benefit)	(611)	200	(57)	-	(468)
Net income (loss) from continuing operations	(1,291)	386	(107)	-	(1,012)
Net income from discontinued operations	-	-	-	-	60
Net income (loss)	$(1,291)	$386	$(107)	$-	$(952)
Depreciation/amortization	$242	$76	$-	$-	$318

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Nine months ended September 30, 2002
		Mortgage		Holding
	Banking	Banking		Company	Intersegment	Consolidated
Interest income	$15,368	$2,315		$10	$(1,144)	$16,549
Interest expense	6,755	1,022		176	(1,144)	6,809
Net interest income	8,613	1,293		(166)	-	9,740
Provision for loan loss	1,055	-		(48)	-	1,007
Non-interest income	1,282	6,503		423	-	8,208
Non-interest expense	8,192	6,034		338	-	14,564
Income (loss) from continuing operations before
income tax expense (benefit)	648	1,762		(33)	-	2,377
Income tax expense (benefit)	264	608		(382)	-	490
Net income from continuing operations before
discontinued operations and cumulative
effect of a change in accounting principle	384	1,154		349	-	1,887
Income from discontinued operations, net of tax	-	-		-	-	6
Net income before cumulative effect of a change
in accounting principle	384	1,154		349	-	1,893
Cumulative effect of change in accounting
principle, net of tax	-	(791)		-	-	(791)
Net income	$384	$363		$349	$-	1,102
Depreciation/amortization	$584	$84		$-	$-	$668
Total assets	$356,207	$69,504		$33,748	$(97,846)	$361,613

	Nine months ended September 30, 2001
		Mortgage		Holding
	Banking	Banking		Company	Intersegment	Consolidated
Interest income	$18,626	$3,182		$75	$(2,143)	$19,740
Interest expense	10,272	2,068		185	(2,143)	10,382
Net interest income	8,354	1,114		(110)	-	9,358
Provision for loan loss	2,433	189		-	-	2,622
Non-interest income	784	5,229		30	-	6,043
Non-interest expense	7,694	4,605		631	-	12,930
Income (loss) from continuing operations before
income tax expense (benefit)	(989)	1,549		(711)	-	(151)
Income tax expense (benefit)	(238)	527		(162)	-	127
Net income (loss) from continuing operations	$(751)	$1,022		$(549)	$-	(278)
Net income from discontinued operations	-	-		-	-	199
Net income (loss)	$(751)	$1,022		$(549)	$-	$(79)
Depreciation/amortization	$755	$215	$		$-	$970
Total assets	$367,194	$70,443		$33,219	$(98,567)	$372,289
  Business Acquisitions and Sales:

Year to date net income for 2002 includes a gain on the sale of the Company's finance subsidiary, Business Finance Corp (BFC). BFC was purchased in August of 1998 in order to diversify the Company's holdings and to provide accounts receivable financing as an additional income source and a service to customers in the Western United States. However, during 2001, due to a poor return on investment, and a desire to focus resources more fully on its core banking business, the Company began evaluating alternatives for this segment, including the possibility of selling the segment or reducing the level and scope of its operations. Charges taken in the fourth quarter of 2001 related to loan loss provisions and goodwill impairment, also contributed to the Company's decision to reduce its future commitment and investment in this segment. A formal plan of disposal for the segment was established in January 2002. The only cost associated with the disposal of the BFC segment was for severance pay and this amount, which was recognized during the first quarter, was not significant.

On February 15, 2002, after a thorough evaluation of options had been considered by management, the Company completed its sale of BFC and recognized a pre-tax gain of $423,000 from the sale of all remaining assets. The assets sold consisted primarily of the segment's collateralized factored receivable accounts that also possessed a positive credit and collection history. Since the final decision and formal plan to sell BFC was not made until January 2002, the gain was reported in the first quarter of 2002 in accordance with the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which was effective through December 31, 2001 until it was later superceded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for the Company beginning January 1, 2002.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

The following table summarizes the sale transaction.

(dollars in thousands)
Net finance receivables sold	$2,511
Other assets sold	120
Total assets sold	2,631
Loans assumed	2,800
Other liabilities assumed	213
Due from purchaser	41
Total liabilities assumed and due from purchaser	3,054
Pre-tax gain on sale	$423

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

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

During the first quarter of 2002 the Company sold its asset-based lending segment, BFC. Pursuant to the requirements of generally accepted accounting principles and by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", this segment has been reported as discontinued operations in the Company's financial statements. Consequently, many of the tables and much of the discussion in the Management's Discussion and Analysis exclude the current year to date and prior period results of operation of BFC.

The Bank currently operates 11 limited service branches in the greater Portland, Oregon market as branches of Cowlitz Bank, doing business as Northern Bank of Commerce. The Bank plans to close 10 of these locations in December 2002 or January 2003 due to relatively high interest rates paid on low deposit volumes at these branches. At September 30, 2002, these locations had an aggregate deposit balance of $19.9 million of which $13.2 million are certificates of deposit. Management will attempt to move the servicing of these deposits to the main NBOC branch in downtown Portland, but expects some of the deposits will withdraw from the Bank.

Results of Operations

Three months ended September 30, 2002 and 2001

During the third quarter of 2002 the Company had net income of $514,000, or $0.13 per diluted share, compared to a net loss of $952,000, or $(0.25) per diluted share, in the third quarter of 2001. For the third quarter of 2002, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $6.4 million, an increase of $1.4 million from the revenues of $5.0 million during the same period in 2001. Non-interest expenses were $5.2 million for the three months ended September 30, 2002 compared to $4.4 million for the comparable period of 2001. The increase in net income of $1.5 million for the third quarter of 2002 when compared to the third quarter of 2001 is primarily due to a decrease of $1.7 million of provision for loan losses.

Nine months ended September 30, 2002 and 2001

Net income for the nine months ended September 31, 2002 was $1.1 million or $0.29 per diluted share compared to a net loss of $79,000 or $(0.02) per diluted share for the same period of 2001. During the first quarter of 2002, the Company recorded a one-time impairment charge of $1.2 million to the carrying amount of its goodwill from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge is recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The effect on net income of the adoption of this new accounting principle is a charge of $791,000 or $.21 per diluted share, net of tax of $417,000. This is a final calculation of the impairment charge, and the Company does not anticipate additional adjustments or charges related to the adoption of SFAS No. 142. Net income, prior to the impairment charge, was $1.9 million for the nine months ended September 30, 2002 compared to a net loss of $79,000 for the nine months ended September 30, 2001. The current year to date net income also includes a gain on the sale of BFC, of $284,000 after tax or $.08 per diluted share.

For the first nine months of 2002, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $17.9 million, an increase of $2.5 million from the revenues of $15.4 million during the same period in 2001. Non-interest expenses have also increased under the same comparison, from $12.9 million to $14.6 million.

At September 30, 2002, total assets were $361.6 million and total liabilities were $330.8 million. Assets from operations have decreased $5.4 million or 1.5% from $367.0 million at December 31, 2001 and liabilities have decreased $10.7 million or 3.1% from $341.5 million at December 31, 2001.

Although total assets have decreased slightly, the current asset mix is much different from the asset mix at December 31, 2001. Loans held-for-sale at September 30, 2002 have increased $11.8 million to $49.2 million since December 31, 2001 and have increased $28.5 million from June 30, 2002. Demand for mortgage loans, which had been declining through much of 2002, compared to the demand during 2001, has increased again during the third quarter of 2002. For the current quarter, mortgage loan originations were $134.0 million compared to $98.8 million for the same quarter of 2001 and compared to $178.4 million for the first six months of 2002. Mortgage loan originations were down only $14.1 million or 4.3% for the nine months ending September 30, 2002 compared to the same period in 2001, from $326.5 million to $312.4 million. Loans, net of the allowance for loan losses, have decreased from $226.2 million at December 31, 2001 to $209.5 million at September 30, 2002, a decline of $16.7 million, or 7.4%. Cash and cash equivalents have decreased $6.0 million and total investment securities have increased $7.8 million since December 31, 2001.

Total liabilities have decreased to $330.8 million at September 30, 2002, a decline of $10.7 million from $341.5 million at December 31, 2001. Certificates of deposit have decreased $43.0 million under the same comparison, primarily due to the maturity of brokered certificates of deposits purchased during 2001. Non-interest bearing demand deposits and lower rate saving and interest-bearing demand accounts have increased a total of $33.5 million since December 31, 2001, offsetting the decline in certificates of deposit during that time. At September 30, 2002, the Company had $28.5 million in broker deposits or 9.3% of the $306.0 million total deposits. Approximately $9.3 million of these broker deposits are scheduled to mature during the remainder of 2002. The Company has the ability to purchase deposits in the future if the demand for mortgage loans should again increase.

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

Another critical accounting policy of the Company is that related to the carrying value of goodwill. During the first quarter of 2002, the Company has taken a one-time impairment charge to the carrying amount of its goodwill related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge is recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The Company adopted primarily a market approach in assessing goodwill impairment and will measure the carrying value at least annually under the new accounting rules. For further discussion of the adoption of SFAS No. 142 and its effects on the Company's operations, see note 6, "Recently Issued Accounting Statements."

Analysis of Net Interest Income

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

Three months ended September 30, 2002 and 2001

Net interest income for the quarter ended September 30, 2002 was $3.4 million, a slight increase from $3.2 million for the same period of 2001. The overall tax-equivalent average earning asset yield was 6.82% for the quarter ended September 30, 2002 compared to 7.80% for the quarter ended September 30, 2001. The decrease in average asset yield is primarily due to a decrease of 1.25% in the national fed funds rate and the Company's prime rate from October to December of 2001. Earning assets averaged $318.4 million for the three months ended September 30, 2002 compared to $345.2 million for the same period of 2001. A change in asset mix from higher yielding loans and loans held for sale to lower rate investment securities and cash has also contributed to a lower overall yield comparing the periods. The average volume of loans held-for-sale and net loans have declined from the third quarter of 2001 to the third quarter of 2002 by about $35.7 million, while the average volume of cash, investment securities and other earning assets have increased $8.9 million under the same comparison. As cash was increased by the payoff of loans and loans held-for-sale, the majority of it was either reinvested into the available-for-sale securities portfolio which has increased $9.8 million since year end, or used to pay for the run-off of broker certificates of deposit as they have matured. Certificates of deposit have declined $43.0 million since December 31, 2001.

The average cost of interest-bearing liabilities decreased to 3.12% for the quarter ended September 30, 2002 from 4.74% for the same period of 2001. Average interest-bearing liabilities decreased $36.5 million from $298.6 million for the three months ended September 30, 2001 to $262.1 million for the three months ended September 30, 2002. The majority of the decrease in volume and rate of interest-bearing liabilities was the run-off of brokered certificates of deposit as they have matured.

The following table presents information regarding yields and interest earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for periods indicated on a tax equivalent basis.

(unaudited) (in thousands of dollars)	Three months ended
	September 30,		Increase
	2002	2001	(Decrease)	Change
Interest income (1)	$5,431	$6,728	$(1,297)	(19.3)%
Interest expense	2,042	3,540	(1,498)	(42.3)%
Net interest income	$3,389	$3,188	$201	6.3%

Average interest-earning assets	$318,431	$345,202	$(26,771)	(7.8)%
Average interest-bearing liabilities	$262,140	$298,637	$(36,497)	(12.2)

Average yields earned (2)	6.82%	7.80%	(0.98)%
Average rates paid (2)	3.12%	4.74%	(1.62)%
Net interest spread (2)	3.70%	3.06%	0.64%
Net interest margin (2)	4.26%	3.69%	0.57%
  Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
  Ratios for the three months ended September 30, 2002 and 2001 have been annualized.

Nine months ended September 30, 2002 and 2001

Net interest income for the nine months ended September 30, 2002 was $9.7 million, a $300,000 or 3.2% increase from $9.4 million for the same period of 2001. The overall tax-equivalent yield on earning assets was 6.81% for the first nine months of 2002 compared to 8.29% for the nine months ended September 30, 2001. The decrease in asset yield is primarily due to eleven cuts in the national fed funds rate and the Company's prime rate during 2001. Another factor is a change in the mix of earnings assets with a lower percentage of commercial and consumer loans, and a higher percentage of lower rate cash, mortgage loans held-for-sale, and securities. Earning assets averaged $324.2 million for the nine months ended September 30, 2002 compared to $317.5 million for the same period of 2001. Commercial and consumer loans averaged $224.2 million or 69.1% of total average earning assets for the first nine months of 2002, and accounted for 74.4% or $236.2 million under the same comparison for 2001. Other earning assets such as cash, investments securities, and loans held for sale averaged $100.0 million for the nine months ended September 30, 2002 an increase of $18.7 million from an average of $81.3 million for the first nine months of 2001.

The average cost of interest bearing liabilities decreased to 3.35% for the nine months ended September 30, 2002 from 5.10% for the same period of 2001. Average interest bearing liabilities have decreased slightly from $271.5 million for the nine months ended September 30, 2001 to $270.8 million for the nine months ended September 30, 2002. Declining interest rates on deposit products, which lag somewhat behind changes in federal funds and other national interest rates, has been the major contributor to the lower cost of funds during the current year. Another factor is a change in the mix of deposits from the prior year. The average balance of higher rate certificates of deposit has declined, while the average balance of low cost money market and demand deposit accounts has increased.

Decreases in national and the local interest rates during 2001 have been the major contributor toward the decline in both the average yields earned on interest-earning assets, and the average cost of interest-bearing liabilities from the third quarter of 2001 to the third quarter of 2002. The interest rate spread continues to improve as higher rate and longer term certificates of deposit mature and, if they are renewed, do so at lower, current rates. The average liability cost has declined more than the average asset yield, comparing the third quarters of 2002 and 2001, widening the interest spread. Excess cash on deposit with the Federal Home Loan Bank, earning the federal funds rate, has been used to pay-off some broker certificates as they matured. The interest rate the Company is paying on these deposits is higher than the federal funds rate that is currently being earned, creating a negative interest rate spread. This imbalance has been, and will continue to be corrected as the broker certificates mature, helping to widen the overall interest rate spread, and increase net interest income. In addition, as higher rate broker certificates of deposit have matured, the remaining liability mix results in a lower average liability cost. Approximately $9.3 million of broker and out of area certificates of deposit are scheduled to mature during the rest of 2002. Depending on cash flow and liquidity needs, the Company may not renew many of these certificates as they mature, but retains the ability to purchase additional deposits if funding or liquidity needs arise. The Company may choose to purchase deposits in the future, despite some exposure to interest rate and liquidity risks. Because broker certificates are extremely rate sensitive, they are potentially volatile deposits that are generally priced higher than the Company's other deposit products. Nevertheless, because the Bank's primary market in Cowlitz County, Washington has a very high concentration of credit unions, which offer higher than average deposit rates, the Company's rates are also somewhat higher than average. The rates for broker certificates of deposit are often lower than the rates for the Company's certificates of deposit.

The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

(unaudited) (in thousands of dollars)	Nine months ended
	September 30,		Increase
	2002	2001	(Decrease)	Change
Interest income (1)	$16,553	$19,742	$(3,189)	(16.2)%
Interest expense	6,809	10,382	(3,573)	(34.4)%
Net interest income	$9,744	$9,360	$384	4.1%

Average interest-earning assets	$324,190	$317,547	$6,643	2.1%
Average interest-bearing liabilities	$270,815	$271,576	$(761)	(0.3)%

Average yields earned (2)	6.81%	8.29%	(1.48)%
Average rates paid (2)	3.35%	5.10%	(1.75)%
Net interest spread (2)	3.46%	3.19%	0.27%
Net interest margin (2)	4.01%	3.93%	0.08%
  Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
  Ratios for the nine months ended September 30, 2002 and 2001 have been annualized.

Non-Interest Income

Three months ended September 30, 2002 and 2001

Non-interest income consists of the following components:

	Three months ended September 30,
	2002	2001
Service charge on deposit accounts	$191	$187
Gains on loans sold	1,323	1,047
Brokerage fees	858	565
Fiduciary income	63	74
Escrow fees	311	184
Credit Card income	142	119
ATM income	37	23
Safe deposit box fees	1	1
Loss on sale of repossessed assets	(42)	(497)
Gains on sale of available-for-sale securities	49	52
Other miscellaneous fees and income	40	35

Total non-interest income	$2,973	$1,790

Non-interest income was $3.0 million for the quarter ended September 30, 2002, an increase of $1.2 million from $1.8 million for the quarter ended September 30, 2001. Non-interest income generated by the mortgage banking segment continued to account for the majority of the total non-interest income for the periods. Gains on loans sold, brokerage fees, and escrow fees were $2.5 million, which accounted for 83.8% of the total non-interest income for the third quarter of 2002, and were $1.8 million or 100.0% for the same period of 2001. The 2001 percentage is distorted due to a $497,000 loss on the revaluation of repossessed assets, which offsets other non-interest income. Excluding the loss, mortgage non-interest income was 78.7% of total non-interest income for the three months ended September 30, 2001. Implementation of a program to charge for non-customer ATM usage has generated an additional $14,000 of ATM income for the third quarter of 2002.

Nine months ended September 30, 2002 and 2001

Non-interest income consists of the following components:

	Nine months ended September 30,
	2002	2001
Service charge on deposit accounts	$540	$560
Gains on loans sold	3,495	3,076
Brokerage fees	2,169	1,509
Fiduciary income	205	194
Escrow fees	726	574
Credit Card income	399	397
ATM income	102	59
Safe deposit box fees	28	32
Gain on sale of subsidiary	423	-
Loss on sale of repossessed assets	(21)	(479)
Gains on sale of available-for-sale securities	88	89
Other miscellaneous fees and income	54	32

Total non-interest income	$8,208	$6,043

Non-interest income increased to $8.2 million for the nine months ended September 30, 2002 from $6.0 million in the corresponding period of 2001, a 35.8% increase. Much of this increase is due to the gain of $423,000 on the sale of the Company's finance subsidiary, BFC during the first quarter of 2002. In addition, the third quarter 2001 non-interest income is reduced by a loss of $497,000 on the revaluation of repossessed assets. The remaining increase is primarily due to non-interest income generated by the mortgage banking segment including gains on loans sold, brokerage fees, and escrow fees. Total mortgage related non-interest income was $6.4 million or 78.0% of total non-interest income for the first nine months of 2002, and was $5.2 million or 86.7% of the total for the same period of 2001. Excluding the gain on sale of subsidiary in 2002, mortgage income accounted for 82.1% of the total non-interest income for the nine month period of 2002. Excluding the loss of 479,000 included in the non-interest income for the nine months ended September 30, 2001, mortgage income was 80.0% of the non-interest income for that period. Implementation of a program to charge for non-customer ATM usage has generated an additional $43,000 of ATM income during 2002 when compared to ATM income from the first nine months of 2001.

Non-Interest Expense

Three months ended September 30, 2002 and 2001

Non-interest expense consists of the following components:

	Three months ended September 30,
	2002	2001
Salaries and employee benefits	$2,897	$2,240
Net occupancy and equipment	540	597
Amortization of intangible assets	66	122
Net cost of operation of other real estate owned	78	97
Business taxes	139	158
Data processing and communications	129	146
Stationary and supplies	82	55
Credit card expense	135	99
Parking, travel and education	103	89
Loan expense	161	156
Advertising	53	47
Professional fees	224	106
Postage and freight	131	126
FDIC insurance	140	35
Other miscellaneous expenses	330	289

Total non-interest expense	$5,208	$4,362

Non-interest expenses increased to $5.2 million for the quarter ended September 30, 2002 compared to $4.4 million for the quarter ended September 30, 2001.

Salary expenses have accounted for the majority of the increase in total non-interest expenses. Salaries and employee benefits have increased to $2.9 million from $2.2 million from the third quarter 2001 to the third quarter of 2002. At September 30, 2002, the Company had 198 full-time equivalent employees compared to 205 at September 30, 2001. Although the number of employees has declined, commission expenses at Bay Mortgage have increased from period to period by approximately $568,000. An increase in mortgage lending non-interest income has resulted in a higher commission expense. Also contributing to higher salaries is ordinary annual wage increases for many existing employees, generally ranging from three to six percent per year.

Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the quarter ended September 30, 2002 was $540,000 or 9.5% lower than $597,000 for the same period of 2001. Depreciation expense has decreased by $75,000 comparing the two quarters as fixed assets have become fully depreciated or sold.

Amortization expenses are lower for the third quarter of 2002 when compared to the third quarter of 2001 because the Company is no longer amortizing goodwill. Under the adoption of SFAS No. 142 the Company is no longer recording amortization on unidentifiable intangible assets, specifically goodwill. The entire decline in amortization expense of $56,000 from quarter to quarter is the result of the adoption of SFAS No. 142.

The FDIC insurance has increased because in the third quarter of 2001, the Bank was required to pay $.03 per $100 of domestic deposits, which has increased to $.17 per $100 for the third quarter of 2002. The FDIC issued regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0170 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. The increase of $118,000 in these expenses during the three months ended September 30, 2002 compared to the same period of 2001 is primarily attributable to an increase in legal fees of $93,000.

Nine months ended September 30, 2002 and 2001

Non-interest expense consists of the following components:

	Nine months ended September 30,
	2002	2001
Salaries and employee benefits	$7,915	$6,667
Net occupancy and equipment	1,635	1,791
Amortization of intangible assets	199	367
Net cost of operation of other real estate owned	209	127
Business taxes	438	437
Data processing and communications	382	428
Stationary and supplies	245	183
Credit card expense	382	312
Parking, travel and education	262	244
Loan expense	395	379
Advertising	135	149
Professional fees	760	297
Postage and freight	371	359
FDIC insurance	430	176
Other miscellaneous expenses	806	1,014

Total non-interest expense	$14,564	$12,930

Non-interest expenses increased $1.7 million or 13.2% to $14.6 million for the nine months ended September 30, 2002 compared to $12.9 million for the nine months ended September 30, 2001.

Salary expenses have increased $1.2 million to $7.9 million for the nine months ended September 30, 2002, from $6.7 million for the same period of 2001. At September 30, 2002, the Company had 198 full-time equivalent employees compared to 205 at September 30, 2001. Although the number of employees has declined, commission expenses at Bay Mortgage have increased from period to period by approximately $435,000. An increase in mortgage lending non-interest income has resulted in a higher commission expense. In addition, current year changes in executive management resulted in an overlap of executive salaries for several months during the year. Also contributing to higher salaries is ordinary annual wage increases for many existing employees, generally ranging from three to six percent per year.

Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the nine months ended September 30, 2002 was $1.6 million compared to $1.8 million for the same period of 2001. Depreciation expense has decreased by $142,000 comparing the nine months ended September 30, 2002 to the same period of 2001 as fixed assets have become fully depreciated or sold.

Amortization expenses are lower for the first nine months of 2002 when compared to the first nine months of 2001 because the Company is no longer amortizing goodwill. Under the adoption of SFAS No. 142 the Company is no longer recording amortization on unidentifiable intangible assets, specifically goodwill. The entire decline in amortization expense of $168,000 from year to year is the result of the adoption of SFAS No. 142.

The net cost of operation of other real estate owned has increased $82,000 during the first nine months of 2002 when compared to the net costs for the same period of 2001. As management has aggressively sought to decrease the volume of impaired and defaulted loans, the costs to repossess, carry, and resell the underlying collateral of these loans has increased.

Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. Professional fees have increased $463,000 when comparing the first nine months of 2002 to the same period of 2001. Legal fees relating to the repossession of assets on defaulted loans, to changes in the Company's executive management, and to the sale of BFC are $177,000 higher in the current year. A broker commission of $92,000 was paid in the current year related to the sale of BFC, and other consulting and professional fees are $194,000 higher during 2002 than during 2001.

The FDIC insurance has increased because during the first six months and the third quarter of 2001, the Bank was required to pay $.10 and $.03, respectively per $100 of domestic deposits. This rate has been increased to $.17 per $100 during the nine months ended September 30, 2002. These premiums are set based on FDIC analysis of the Bank's capital position, rating, and other factors. As these factors improve or deteriorate, the assessment rates change. See the discussion of FDIC insurance under non-interest expense for the three months ended September 30, 2002 and 2001 for additional information.

Other miscellaneous expenses appear lower for the nine months ended September 30, 2002 because the first nine months of 2001 includes a write down of $162,000 relating to the cash surrender value of a key man life insurance policy held on the Company's Chairman and CEO, Benjamin Namatinia.

Income Taxes

Three months ended September 30, 2002 and 2001

During the third quarter of 2002 the provision for income taxes was $287,000 compared to an income tax benefit of $468,000 for the third quarter of 2001. The effective tax rate for the third quarter of 2002 was 35.8% compared to 31.6% for the three months ended September 30 2001.

Nine months ended September 30, 2002 and 2001

The provision for income taxes was $490,000 and $127,000 for the nine months ended September 30, 2002 and 2001, respectively. The second quarter of 2002 includes a $375,000 tax benefit related to the sale of BFC in the first quarter of 2002. The sale of BFC generated a capital loss for tax purposes and a deferred tax asset on the Company's balance sheet. The Company had also recorded a full valuation allowance against the asset as of the end of the first quarter of 2002 because, at that time, the Company was unsure if it would be able to utilize the deferred tax asset. During the second quarter of 2002, the Company identified certain strategies for federal income tax purposes to utilize the deferred tax asset. This resulted in the reversal of the valuation allowance with a corresponding income tax benefit of $375,000 for the period. The income tax provision for the nine months ended September 30, 2002 resulted in an effective tax rate of 20.6% for the nine month period. The effective tax rate for the year to date 2002, excluding the $375,000 tax benefit discussed above, was 36.2%. The effective tax rate for the nine months ended September 30, 2001 has not been calculated since there is a loss before income taxes. The Company has recorded a tax expense for the nine months ended September 30, 2001 due to non-tax deductible expense associated with the write down of the key man insurance policy during 2001.

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

Three months ended September 30, 2002 and 2001

The Company's provision for loan losses was $352,000 for the quarter ended September 30, 2002 and $2.1 million for the quarter ended September 30, 2001. Charge-offs, net of recoveries, were $114,000 for the three months ended September 30, 2002 compared to net charge-offs of $216,000 for the three months ended September 30, 2001 and $2.2 million for the year ended December 31, 2001. With the slow regional and national economic conditions experienced during 2001 and thus far in 2002, charge-offs have been relatively high. As the economy recovers and loan related internal controls are strengthened, the Company expects to see declines in the level of impaired assets and charged-off loans, and a corresponding decrease in the provision for loan losses. The large provision in the third quarter of 2001 was management's response to the downturn in the local and national economies during that time, which had a negative impact on the quality of the Company's credits. During the third quarter 2001 analysis of the loan portfolio, certain loans were reclassified into higher risk categories requiring additional specific reserves on those credits. A strengthening in the allowance for loan losses was necessary to remain adequately reserved under the analysis of the loan portfolio at that time. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired.

Nine months ended September 30, 2002 and 2001

The Company's provision for loan losses was $1.0 million and $2.6 for the nine months ended September 30, 2002 and 2001, respectively, and $3.5 million for the year ended December 31, 2001. Net charge-offs were $954,000 for the nine months ended September 30, 2002 compared to net charge-offs of $2.0 million for the nine months ended September 30, 2001 and $2.2 million for the year ended December 31, 2001. At September 30, 2002, the allowance for loan losses as a percentage of total loans was 2.68%, an increase from 2.46% at December 31, 2001 and from 2.15% at September 30, 2001. With the slow regional and national economic conditions experienced during 2001 and thus far in 2002, charge-offs have been relatively high. As the economy recovers and loan related internal controls are strengthened, the Company expects to see declines in the level of impaired assets and charged off loans, and a corresponding decrease in the provision for loan losses. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired.

The following table shows the Company's loan loss performance for the periods indicated:

(unaudited) (in thousands of dollars)	Nine Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2002	2001	2001
Loans outstanding at end of period	$215,266	$234,569	$231,921
Average loans outstanding during the period	$224,155	$236,196	$235,165
Allowance for loan losses, beginning of period	$5,710	$4,432	$4,432
Loans charged off:
Commercial	925	1,099	1,099
Real Estate	164	1,492	1,743
Consumer	7	38	53
Credit Cards	79	57	86
Total loans charged-off	1,175	2,686	2,981

Recoveries:
Commercial	78	27	97
Real Estate	126	636	652
Consumer	1	14	15
Credit Cards	16	2	3
Total recoveries	221	679	767
Provision for loan losses	1,007	2,622	3,492
Allowance for loan losses, end of period	$5,763	$5,047	$5,710

Net loans charged-off during the period	954	2,007	2,214
Ratio of net loans charged-off to average loans outstanding	0.43%	0.85%	0.94%
Ratio of allowance for loan losses to loans at end of period	2.68%	2.15%	2.46%

Loans

Total loans outstanding were $215.3 million and $231.9 million at September 30, 2002 and December 31, 2001, respectively. Loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $40.7 million at September 30, 2002 and $51.8 million at December 31, 2001. In addition, the Company had $49.1 million of loans held for sale at September 30, 2002 compared to $37.3 million at December 31, 2001. During the first nine months of 2002, the Company funded $312.4 million of loans to be sold into the secondary market, and delivered $304.0 million to the market. This compares to $326.5 million funded and $289.1 million delivered during the first nine months of 2001.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)
(in thousands of dollars)	September 30, 2002		December 31, 2001
	Amount	Percentage	Amount	Percentage
Commercial	$48,983	22.67%	$46,861	16.89%
Real estate construction	39,571	18.31	26,520	16.89
Real estate commercial	89,963	41.64	111,437	41.98
Real estate mortgage	32,722	15.14	36,190	15.59
Consumer and other	4,851	2.24	11,650	2.34
	216,090	100.00%	232,658	100.00%
Deferred loan fees	(824)		(737)
Total loans	215,266		231,921
Allowance for loan losses	(5,763)		(5,710)
Total loans, net	$209,503		$226,211

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses which have occurred as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of an allowance for loan losses is an analysis of loans by loan rating categories. The risk of a credit is evaluated by the Company's management at inception of the loan using an established grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest; a "10" rated loan would normally represent a loss, and all loans rated 6-10 are collectively the Company's watch list. The specific gradings from 6-10 are "management attention", "special mention", "substandard", "doubtful", or "loss". When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credits will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of the loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. There have been no changes to the Company's allowance for loan losses related to changes in methods or assumptions since December 31, 2001. Any adjustments or changes in the elements and components of the allowance since year end are primarily the result of loan quality assessments, and variations in total loan volumes.

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

Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.3 million at September 30, 2002 compared to $2.9 million at December 31, 2001. The reduction to the general allowance is a combination of a reduction in total loans to $215.3 million at September 30, 2002 from $231.9 million at December 31, 2001, and a migration of over $9.0 million in loans onto the Company's watch list. Once a loan is added to the watch list, as discussed above, a specific reserve is assigned to that loan rather than a general reserve allowance.

At September 30, 2002, approximately $3.5 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $2.8 million at December 31, 2001. Specific reserves decline as those loans requiring specific reserves are reduced by either principal payments, reclassification assessments, or have been charged off, and increase as additional loans requiring specific reserves are identified. During the first nine months of 2002, $1.1 million of loans requiring specific reserves were charged against the reserve. This reduction in specific reserve was offset by a migration of over $9.0 million of loans onto the company's watch list from the general loan pool, resulting in the increase in the specific reserve allowance since December 31, 2001. Total loans on the Company's watch list increased from $27.1 million at December 31, 2001 to $37.6 million at September 30, 2002.

Management's evaluation of the factors above resulted in allowances for loan losses of $5.8 million and $5.7 million at September 30, 2002 and December 31, 2001, respectively. The allowance as a percentage of total loans was 2.68% at September 30, 2002 and 2.46% at December 31, 2001.

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

The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited) (in thousands of dollars)	September 30, 2002	December 31, 2001
Loans on non-accrual status	$5,839	$4,590
Loans past due greater than 90 days but not on non-accrual status	215	1,178
Other real estate owned	1,280	1,498
Other Assets	3	5
Total non-performing assets	$7,337	$7,271
Percentage of non-performing assets from operations to total assets	2.03%	1.98%

At September 30, 2002 non-performing assets were $7.3 million or 2.03% of total assets compared to $7.3 million or 1.98% of total assets at December 31, 2001. The September 30, 2002 non-performing asset balance has increased from $5.8 million or 1.73% of total assets at June 30, 2002. Approximately $5.5 million of the $5.8 million of non-accrual loans at September 30, 2002 are primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed above.

The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. As these impaired loans are identified and brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to decrease.

Other real estate owned declined from $1.5 million at December 31, 2001 to $1.3 million at September 30, 2002 as properties classified as other real estate have been sold or the carrying valuations of the properties have been adjusted.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customer deposits, loan payments, sales of assets, advances from the FHLB and the use of the federal funds market.

As of September 30, 2002, approximately $10.9 million of the securities portfolio matures within one year, and another $6.5 million is callable within one year. The maturities of mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have maturity periods ranging from 1 through 15 years and at September 30, 2002, bear interest at rates ranging from 1.90% to 8.62%. At September 30, 2002, $15.9 million in advances were outstanding from the FHLB.

During 2001, the Company experienced extremely rapid growth in its residential lending segment as consumers took advantage of relatively low housing market interest rates to refinance, build, or purchase homes. Although these residential mortgage loans are typically sold within 15-45 days after funding, the volume funded but unsold grew from $10.0 million at December 31, 2000 to over $55.0 million during the first quarter of 2001, and to over $68.0 million at the peak during the fourth quarter of 2001. In order to take advantage of the income generated by the increase in mortgage loan volume, the Company utilized the broker CD market to fund the growth. As origination volumes of loans held-for-sale began to taper off toward the end of 2001 and into the first half of 2002, the excess funds were deposited in the Company's cash account with the FHLB, increasing the Company's liquidity. Much of this cash has been used to pay-off higher rate broker deposits as they have matured during 2002 or to purchase investment securities. During the current quarter, demand for mortgage lending has once again increased to the levels experienced during much of 2001. The volume of mortgage loans held-for-sale at September 30, 2002 has increased to $49.1 million at September 30, 2002 compared with $37.3 million at December 31, 2001 and $20.6 million at June 30, 2002. Cash and cash equivalents remains adequate to fund this most recent increase in the demand for mortgage lending. The volume of cash at September 30, 2002 is $44.2 million, which has declined only $9.9 million from the December 31, 2001 level, despite a reduction in broker and other certificates of deposit of $43.0 million under the same comparison. Cash has been bolstered by an increase of $33.5 million in demand and savings accounts since December 31, 2001 and $16.6 million from the payoff of commercial loans during the same period. The Company retains the ability to create additional liquidity as needed to fund any additional increases in mortgage lending volumes through the use of cash on hand, existing borrowing lines, from the sale of available-for-sale investment securities, or through the purchase of out of market or broker certificates of deposit.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company and the Bank are required to have a total risk-based capital and a tier 1 risk-based capital ratio of 8.0% and 4.0%, respectively. In addition, the Bank is required to maintain a tier 1 leverage capital ratio of not less than 4%. At September 30, 2002, the Company's total risk-based capital and tier 1 risk-based capital ratios were 11.65% and 10.39%, respectively; and at December 31, 2001, the Company's ratios were 10.10% and 8.84%, respectively. At September 30, 2002, the Bank's total risk-based capital, tier 1 risk-based capital, and tier 1 leverage capital ratios were 11.94%, 10.68%, and 8.29%, respectively, and at December 31, 2001 were 10.72%, 9.46%, and 6.99%, respectively. The Company's ratio of shareholders' equity to average assets was 8.08%, and 8.14% at September 30, 2002 and December 31, 2001, respectively. The Bank's average total assets for leverage capital purposes for the quarter ended September 30, 2002 were $334.4 million and for the quarter ended December 31, 2001 were $364.8 million.

To be considered "well capitalized" as defined by banking regulators, the Bank and the Company must maintain a total capital ratio of greater than 10%, a tier 1 capital ratio of greater than 6%, and the Bank must maintain a tier 1 leverage capital ratio of greater than 5%. At September 30, 2002 and at December 31, 2001, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset and liability. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, as experienced in 2001, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures. As experienced in the stable rate environment during the first nine months of 2002, the interest rate spread has widened as long-term certificates of deposit have matured and re-priced at the current, lower rates.

Item 4. Controls and Procedures

In October 2002, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K
(a)        Exhibits

99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b)        The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002
Cowlitz Bancorporation (Registrant) By:
/s/ Paul L. Campbell Paul L. Campbell, President and Chief Executive Officer

/s/ Don P. Kiser Don P. Kiser, Vice-President, Chief Financial Officer, and Secretary

CERTIFICATION OF THE QUARTERLY REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul L. Campbell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cowlitz Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ Paul L. Campbell Paul L. Campbell, Chief Executive Officer Cowlitz Bancorporation

CERTIFICATION OF THE QUARTERLY REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Don P. Kiser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cowlitz Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ Don P. Kiser Don P. Kiser, Chief Financial Officer Cowlitz Bancorporation

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

November 14, 2002