Form 10-K/A
period 2001-12-31
COWLITZ BANCORPORATION
filed 2003-01-17
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
 Securities and Exchange act of 1934
For the fiscal year ended December 31, 2001
Commission file number 0-23881

COWLITZ BANCORPORATION
 (Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-152984 (I.R.S. Employer Identification No.)

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form of this form 10-K.[X]

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 2002, was $14,633,200.

Common Stock, no par value on February 28, 2002: 3,692,560

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrant's proxy statement dated April 19, 2002, for the 2002 annual meeting of shareholders is incorporated by reference in Part III hereof.

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

The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, mortgage origination and trust services. From 1998 through 2001, the Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation ("BFC"). Pursuant to a formal plan of disposal that was finalized in January 2002, management decided to sell the assets of BFC subsequent to year-end. See additional disclosure of the sale of BFC in item 7 under "Results of Operations for the Year Ended December 31, 2001" and in Note 2 to the financial statements, "Business Acquisitions and Sales." The Company's goal is to expand its position as a community-based provider of financial services. The Company's growth strategy is based on providing both exceptional personal service and a wide range of financial services to its customers. This is done by emphasizing personal service and developing strong community ties, offering financial products and services that are focused on small and medium-sized businesses, and increasing business volume in existing markets. In accordance with this strategy, during 1999 and 2000, the Company acquired or opened several mortgage and escrow branches. Bay Mortgage and Bay Escrow of Bellevue, Washington, Bay Mortgage and Bay Escrow of Seattle, Washington, Bay Mortgage of Silverdale, Washington, and Bay Mortgage of Vancouver, Washington (collectively "Bay Mortgage") have joined together with the Longview mortgage operations as a division of Cowlitz Bank. Bay Mortgage serves customers throughout the greater Bellevue/Seattle market area, Cowlitz County, and through the Vancouver office, the greater Portland, Oregon market. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank. In mid-2000, the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon, which operates as a branch of the Bank doing business as Northern Bank of Commerce. NBOC operates its main office in downtown Portland, and has 12 limited service branches located within retirement centers in the Portland metropolitan area.

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

The following table summarizes the acquisition of NBOC.

(dollars in thousands)
Fair value of assets acquired	$46,246
Goodwill recorded	946
Total assets acquired	47,192
Less liabilities assumed	43,357
Cash paid for acquisition	(3,835)
Less cash acquired	7,023
Net cash received in acquisition	$3,188

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

	2001	2000
(dollars in thousands, except per share amounts)		(Pro forma)
Net interest income	$13,845	$14,326
Net loss	$(1,450)	$(279)
Net interest income per share	$3.72	$4.49
Losses per share	$(.39)	$(0.20)

During 1999, the Company acquired Bay Mortgage, of Bellevue, Washington, Bay Mortgage of Seattle, and Bay Escrow of Seattle, Washington. The acquisitions were accounted for using the purchase method of accounting and included cash payments of $1.8 million and issuance of 148,810 shares of common stock with a value of $977,000. The shares' value was determined from the average closing bid price and ask price of the Company's common stock for the five trading days preceding and five trading days following the public announcement of this acquisition on May 13, 1999. Goodwill of $2.3 million was recorded as part of these transactions. During 2001, additional cash payments of $562,000 were recorded, and 38,112 shares of the Company's common stock were issued to the seller in connection with the acquisitions, pursuant to a performance earn-out agreement. The shares were valued at $210,000 based on the Company's closing bid price on December 31, 2001. The earn-out agreement required fixed and profit sharing payments to the sellers if the mortgage segment's net earnings over a two year measurement period were in excess of a specified target net income. This target was not reached during 2000, so no amounts were paid or accrued for the year ended December 31, 2000. Because these additional acquisition costs were contingent on future earnings, no additional payments were made or accrued at the date of acquisition. The earn-out payments, totaling $772,000, have been recorded in 2001 as additional goodwill associated with the purchase in accordance with the provisions of APB 16 "Business Combinations."

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

Certain regulatory capital ratios for the Company and the Bank at December 31, 2001 are set forth below:

	Company	Bank
Total-Risk Based Capital to Risk-Weighted Assets	10.10%	10.72%
Tier 1 Capital to Risk-Weighted Assets	8.84%	9.46%
Tier 1 Leverage Ratio	6.51%	6.99%

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

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings are "outstanding," "satisfactory," "needs to improve" and "substantial non-compliance."

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

Item 2. Properties

The Company owns its main office space at the Cowlitz Financial Center (CFC). Cowlitz Bank occupies approximately 27,500 square feet of this facility. The Company leases space in the CFC to Raymond James Financial Services, Inc. which provides service to Cowlitz Bank customers. The Company owns branches in Kelso and Kalama and leases facilities for branches in the Triangle Mall in Longview, Castle Rock, Bellevue, Seattle, Silverdale, and Vancouver, all in Washington. Five of these offices have automated teller machines and four provide drive-up services, including the Triangle Mall location, which is exclusively a drive-up branch facility. Business Finance Corporation leased its facilities in Bellevue, Washington, until it was sold in the 1st quarter of 2002. In the Portland, Oregon metropolitan area, the Company operates 13 Northern Bank of Commerce branches, 12 of which are located within retirement centers. These 12 locations offer limited service and limited hours of operation. The retirement communities typically provide the office space to NBOC without written agreements, for a nominal monthly rent.

Cowlitz Bancorporation/CFC 927 Commerce Ave. Longview, Wa 98632 (360) 423-9800	Bay Bank 10500 NE 8th Street, STE 1750 Bellevue, Wa 98004 (425) 452-1543	Northern Bank of Commerce 1001 SW 5th Ave., Suite 250 Portland, Or 97204 (360) 308-0959
Cowlitz Bank - Kalama Branch 195 N. 1st St. Kalama, Wa 98625 (360) 673-2226	Bay Mortgage & Escrow - Bellevue 10500 NE 8th Street, STE 1550 Bellevue, Wa 98004 (425) 635-6151

Northern Bank of Commerce
Retirement Centers:
Gresham Manor (Gresham, Or)
Springridge at Charbonneau (Wilsonville, Or)
Creekside Retirement (Beaverton, Or)
Carman Oaks (Lake Oswego, Or)
Beaverton Lodge (Beaverton, Or)
Parkrose Chateau (Portland, Or)
Royal Marc (Milwaukie, Or)
Vinyard Place (Milwaukie, Or)
Somerset Lodge (Gladstone, Or)
Edgewood Downs (Beaverton, Or)
Summerfield Estates (Tigard, Or)
Rock Creek (Hillsboro, Or)

Cowlitz Bank - Triangle Mall Branch 800 Triangle Mall Longview, Wa 98632 (360) 577-6067	Bay Mortgage & Escrow - Seattle 2825 Eastlake E., STE 300 Seattle, Wa 98102 (206) 324-7777
Cowlitz Bank - Kelso Branch 1000 South 13th Kelso, Wa 98626 (360) 423-7800	Bay Mortgage - Vancouver 201 NE Park Plaza Drive STE 296 Vancouver, Wa 98684 (360) 944-9431
Cowlitz Bank - Castle Rock Branch 202 Cowlitz St. W. Castle Rock, Wa 98611 (360) 274-6685	Bay Mortgage - Silverdale 9230 Bay Shore Dr. NW STE 201 Silverdale, Wa 98383 (360) 308-0959

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

On March 8, 2002, a lawsuit was filed in the King County, Washington Superior Court against the Company by Independent Financial Network, Inc. ("IFN"), and one of IFN's shareholders, Scott Rerucha. The Company acquired certain assets and operations from IFN in 1999 pursuant to a purchase agreement with IFN, Mr. Rerucha, and other individuals. The operations acquired from IFN are the core of the Company's Bay Mortgage division. The complaint alleges, among other things, that the Company has materially breached its obligations under the purchase agreement and requests that the plaintiffs be awarded unspecified damages and that Mr. Rerucha be relieved of his non-competition obligations under the purchase agreement. The Company does not believe it has breached its obligations under the IFN agreement and intends to vigorously defend this action. The Company believes the potential damages awarded, if any, will not materially affect the Company's financial position, results of operation or cash flows. However, if Mr. Rerucha is relieved of his non-competition obligations, it is difficult to assess the potential impact on the earning potential of the Company's mortgage segment. The non-competition obligation currently extends through July 2004.

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

	2001			2000
	Market Price			Market Price
	High	Low	Cash Dividend Declared	High	Low	Cash Dividend Declared
1st Quarter	$6.00	$4.56	$.018	$5.25	$4.50	$.018
2nd Quarter	$5.50	$5.00	$.018	$5.75	$4.44	$.018
3rd Quarter	$6.00	$5.01	$.000	$4.88	$4.28	$.018
4th Quarter	$6.00	$5.25	$.000	$5.13	$4.38	$.018

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

Item 6. Selected Financial Data

	As of and for the Year ended December 31,
(dollars in thousands except per share data)	2001	2000	1999	1998	1997
Income Statement Data
Interest income	$27,227	$22,848	$15,276	$15,838	$15,032
Interest expense	13,382	9,940	5,248	5,973	6,889
Net interest income	13,845	12,908	10,028	9,865	8,143
Provision for loan loss	5,262	1,155	1,349	509	375
Net interest income after provision for loan loss	8,583	11,753	8,679	9,356	7,768
Non-interest income	9,591	5,219	3,191	978	749
Non-interest expense	19,474	15,492	10,794	6,927	5,284
Income (loss) before provision for income taxes	(1,300)	1,480	1,076	3,407	3,233
Provision for income taxes	150	611	420	1,181	1,109
Net income (loss)	$(1,450)	$869	$656	$2,226	$2,124
Dividends
Cash	200	281	281	212	126
Ratio of dividends to net income	N/A	32.34%	42.84%	9.52%	5.93%
Per Share Data
Diluted earnings per share	$(0.39)	$0.22	$0.16	$0.57	$0.78
Cash dividends per common share	$0.05	$0.07	$0.07	$0.06	$0.05
Weighted average shares outstanding	3,691,728	3,885,946	4,054,657	3,715,901	2,601,650
Balance Sheet Data (at period end)
Investment securities	$34,303	$12,071	$12,991	$11,530	$8,481
Loans, net	229,215	229,078	147,105	129,160	129,993
Total assets	370,660	296,898	198,495	178,345	173,293
Total deposits	315,490	241,216	137,607	122,361	136,209
Total short-term borrowings	2,750	1,275	3,825	2,275	725
Total long-term borrowings	19,009	21,348	24,281	21,799	21,900
Total shareholders' equity	28,748	30,409	31,490	30,920	13,887
Selected Ratios
Return on average total assets	(0.41)%	0.34%	0.37%	1.24%	1.28%
Return on average shareholders' equity	(4.72)%	2.82%	2.08%	8.34%	16.65%
Net interest margin	4.21%	5.51%	6.31%	6.08%	5.33%
Efficiency ratio (1)	83.09%	85.46%	81.66%	63.89%	59.42%
Asset Quality Ratios
Allowance for loan losses to:
Ending total loans	2.55%	1.95%	1.53%	1.39%	1.49%
Non-performing assets (2)	80.09%	58.18%	76.88%	54.66%	81.51%
Non-performing assets to ending total assets	2.02%	2.64%	1.49%	1.86%	1.39%
Net loan charge-offs to average loans	1.60%	0.43%	0.67%	0.54%	0.23%
Capital Ratios
Shareholders' equity to average assets	8.14%	11.93%	17.73%	17.29%	8.37%
Tier 1 capital ratio (3)	8.84%	9.74%	17.51%	22.21%	9.61%
Total risk-based capital ratio (4)	10.10%	10.99%	18.76%	23.46%	11.34%

1.    Efficiency ratio is non-interest expense divided by the sum of net interest income plus non-interest income.
2.    Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, other real estate owned, and other repossessed assets.
3.    Tier 1 capital divided by risk-weighted assets.
4.    Total risk-based capital divided by risk-weighted assets.

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

Reclassifications

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

The restatements defined above, reduced interest income by $3.2 million from $26.0 million to $22.8 million in 2000, and by $1.4 million from $16.7 million to $15.3 million in 1999. Non-interest expense was reduced by $1.2 million from $16.7 million to $15.5 million in 2000, and by approximately $100,000 from $10.9 million to $10.8 million in 1999. Non-interest income was increased by the net effect of the interest income and non-interest expense reclassifications. The non-interest income previously reported in 2000 was $3.3 million, and was increased by $1.9 million to $5.2 million. The 1999 restatement was $1.4 million, increasing non-interest income from $1.8 million to $3.2 million."

Results of Operations for the Year Ended December 31, 2001

For the 12 months ended December 31, 2001, the Company's net loss was $1.5 million or $(.39) per diluted share of common stock compared to $869,000 net income or $.22 per diluted share for 2000. The 2001 results of operation included a $2.3 million net loss from the Company's finance subsidiary, Business Finance Corporation. During 2001, the collection of certain accounts receivable at BFC was considered doubtful so a provision for loan losses of $1.6 million was recorded to fully reserve for the charge-off of those credits.   An extensive internal review of the BFC receivables, including the adequacy of the underlying collateral and the financial strength of the borrowers, uncovered numerous deficiencies. Although these receivables were previously monitored in accordance with the Company's existing loan loss allowance procedures, the rapid decline in the economy during 2001 prompted management to take a more conservative approach to evaluating and charging off problem credits beginning in early 2001. Preliminary market research and discussions with potential buyers of BFC during the summer of 2001 also indicated that many of these credits were not saleable under the declining economic conditions, the resulting weakness of collateral values, and these borrowers' decreasing ability to repay. Many of the borrowers that had been working with management earlier in the year to avoid defaulting on their financing were adversely affected by the continued weakening of the economy, pushing several of them to file bankruptcy in mid to late 2001. These borrowers' pending bankruptcies accounted for over $1.1 million of the impairment charge taken in 2001, and $822,000 of the $1.1 million was to one real estate company. Of the $1.6 million charge-off, $954,000 is related to construction or real estate companies, $293,000 is for companies in the communications industry, and $48,000 is related to manufacturing and industrial companies.  These factors, combined with management's low market valuation assessment of the BFC segment were part of an analysis of the carrying value of goodwill on the balance sheet of BFC that revealed an impairment of that asset, so the Company wrote down the goodwill asset value to zero. This decision resulted in a charge against income of $1.2 million, which contributed to the $2.3 million loss in 2001 for that operating segment.   Management's assessment of the value of BFC was largely determined from preliminary discussions with several potential buyers of BFC who indicated an unwillingness to purchase the segment for a premium above the book value of the segment's stronger receivables. Since these preliminary market valuations of the BFC segment did not support the goodwill asset value, and the decline in the economy had weakened many of the receivables, management wrote down the goodwill asset value to zero.

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

Although the environment of lowering interest rates presented unique challenges to the banking segment, the mortgage segment flourished under those conditions. Bay Mortgage originated over three times the volume of residential mortgage loans during 2001 compared to 2000. The resulting income from interest, fee and sales premiums on these loans, allowed Bay Mortgage to contribute a substantial after tax net income to the Company's results of operation. However, the boom in residential lending presented funding challenges that the banking segment absorbed. Loans held-for-sale grew from $10.0 million at December 31, 2000 to $37.3 million at December 31, 2001. During the 1st and 2nd quarters of 2001, in order to fund the rapid increase in loan volume, management utilized the broker and national CD markets as funding and liquidity sources. Although the loans held-for-sale are typically sold within 14-45 days after funding, at the peak during 2001, approximately $68.0 million of loans had been funded, but remained unsold. Management purchased brokered and other out of area certificates to fund this activity, despite some exposure to interest rate and liquidity risks. Because broker certificates are extremely rate sensitive, they are potentially volatile deposits that will generally only renew at higher prices than core deposits. The interest rate risk associated with broker certificates isn't as pronounced to the Company because of the deposit rate environment of its primary market, Cowlitz County. This market, which provides 62.3% of the Company's total non-broker deposit base, has a very high concentration of credit unions, which typically offer higher deposit rates than the Company's peers. In order to compete for core deposits in this market, the Company's rates are typically also somewhat higher than its peers' rates. During the time period funding was needed for the mortgage segment's growth, the cost to acquire broker and out of area certificates of deposit was lower than the Company's certificate rates. As asset origination volumes declined, the CD's had not yet matured, which resulted in excess liquidity. A portion of this excess cash was used to increase the Company's investment portfolio by $22.2 million, but the Company's cash and cash equivalents are still $24.6 million higher at December 31, 2001 than at December 31, 2000. The Company anticipates a reduction in broker CD's as they mature unless the volume of loan originations continues at the rapid pace experienced in 2001. Although this excess liquidity has weakened the Company's interest yields, spreads, and margins, the Company's strategy is to reduce any excess liquidity by limiting its dependence on broker deposits, rather than replace other funding sources. This strategy has been adopted because the wholesale funding market will not necessarily always offer lower rates than the Company's local rates. At December 31, 2001, the Company had $56.7 in broker certificates, or 18.0% of total deposits.

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

Recent Changes in Operations

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
	As of and For The Year Ended December 31,
	2001			2000			1999
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid (2)	Average Yield/ Rate	Interest Outstanding Balance	Earned/ Paid (2)	Yield/ Rate
ASSETS:
Loans	$279,556	$25,088	8.97%	$208,574	$21,283	10.20%	$134,017	$13,901	10.37%
Taxable securities	20,087	848	5.42%	11,127	651	7.79%	15,205	681	5.93%
Non-taxable securities (1)	200	11	5.50%	200	11	5.50%	200	11	5.50%
Federal funds sold	544	14	2.57%	1,281	83	6.48%	6	-	0.00%
Interest-earning balances due from bank	28,415	1,269	3.62%	12,905	823	4.70%	9,514	686	4.89%
Total interest-earning assets	328,802	27,230	8.28%	234,087	22,851	9.76%	158,942	15,279	9.61%
Cash and due from banks	11,774			9,500			8,792
Premises and equipment	5,452			5,793			5,953
Allowance for loan losses	(4,139)			(3,738)			(1,996)
Net intangibles	5,068			5,191			3,911
Other assets	6,207			3,996			2,055
Total assets	$353,164			$254,829			$177,657
LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and interest-bearing demand deposits	$89,336	$2,600	2.91%	$64,667	$2,169	3.35%	$49,128	$1,469	2.99%
Certificates of deposit	164,736	9,382	5.70%	97,715	6,164	6.31%	43,299	2,332	5.39%
Long-term borrowings	20,166	1,285	6.37%	21,979	1,501	6.83%	22,067	1,350	6.12%
Short-term borrowings	3,523	115	3.26%	2,115	106	5.01%	2,117	97	4.58%
Total interest-bearing Liabilities	277,761	13,382	4.82%	186,476	9,940	5.33%	116,611	5,248	4.50%
Non-interest-bearing deposits	41,652			35,564			28,602
Other liabilities	3,050			2,007			1,024
Total liabilities	322,463			224,047			146,237
Shareholders' equity	30,701			30,782			31,420
Total liabilities and shareholders' equity	$353,164			$254,829			$177,657
Net interest income		$13,848			$12,911			$10,031
Net interest spread			3.46%			4.43%			5.11%
Average yield on earning assets			8.28%			9.76%			9.61%
Interest expense to earning assets			4.07%			4.25%			3.30%
Net interest income to earning assets			4.21%			5.52%			6.31%

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

Analysis of changes in interest differential. The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variances have been allocated to volume changes:

	Year Ended December 31,
	2001 versus 2000			2000 versus 1999
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total Increase/ (Decrease)	Volume	Rate	Total Increase/ (Decrease)
Interest income:
Interest-earning balances due from banks	$562	$(140)	$422	$159	$(17)	$142
Federal funds sold	(19)	(50)	(69)	83	-	83
Investment security income:
Taxable securities	485	(264)	221	(318)	283	(35)
Non-taxable securities	-	-	-	-	-	-
Loans, including fees on loans	6,370	(2,565)	3,805	7,608	(226)	7,382
Total interest income	7,398	(3,019)	4,379	7,532	40	7,572
Interest expense:
Savings and interest-bearing demand	718	(287)	431	521	179	700
Certificates of deposit	3,817	(599)	3,218	3,433	399	3,832
Short-term borrowings	46	(37)	9	-	9	9
Long-term borrowings	(116)	(100)	(216)	(6)	157	151
Total interest expense	4,465	(1,023)	3,442	3,948	744	4,692
Net interest spread	$2,877	$(1,940)	$937	$3,584	$(704)	$2,880

Non-interest income

Non-interest income consists of the following components:

	Year Ended December 31,
(dollars in thousands)	2001	2000	1999
Service charge on deposit accounts	$ 737	$ 714	$ 698
Gains on loans sold	4,872	1,813	852
Brokerage fees	2,450	1,497	857
Fiduciary income	238	301	151
Credit card income	507	381	381
Escrow fees	895	316	105
ATM income	82	70	54
Safe deposit box fees	32	31	32
Gain/(loss) on sale of repossessed assets	(429)	92	-
Gain/(loss) on sale of AFS securities	89	(4)	(2)
Other miscellaneous fees and income	118	8	63
Total non-interest income	$ 9,591	$ 5,219	$ 3,191

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

Non-interest Expense

Non-interest expense consists of the following components:

	Year Ended December 31,
(dollars in thousands)	2001	2000	1999
Salaries and employee benefits	$9,365	$8,641	$5,766
Net occupancy and equipment	2,440	2,115	1,457
Amortization of intangible assets	582	559	445
Impairment of BFC goodwill	1,215	-	-
Business taxes	613	415	274
Data processing and communications	543	430	238
Stationary and supplies	378	340	227
Parking/travel/education	333	356	235
Credit Card Expense	408	307	315
Loan expense	716	230	202
Advertising	246	232	149
Professional fees	641	492	379
Postage and freight	478	331	164
FDIC insurance	214	94	15
Other miscellaneous expenses	1,302	950	928
Total non-interest expense	$19,474	$15,492	$10,794

Non-interest expenses increased 25.8% to $19.5 million for the year ended December 31, 2001 compared to $15.5 million for the year ended December 31, 2000, which was an increase of 43.5% compared to $10.8 million for the year ended December 31, 1999. Much of the increase in non-interest expense from 2000 to 2001 is the direct result of the increase in volume at Bay Mortgage, which management expects to decrease if mortgage volumes decline. Non-interest expenses for the mortgage segment during 2000 were $4.6 million and increased to $6.7 million during 2001. The write-down of goodwill originally associated with the purchase of BFC contributed $1.2 million of non-interest expense in 2001. Another factor in the increase is the expenses relating to the operations of NBOC which was acquired in mid 2000, but had a full year of operations and expenses in 2001.

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

Salaries, benefits, and commissions expense of $9.4 million in 2001 represented an increase of $724,000 or 8.4% from the $8.6 million reported in 2000 which was $2.9 million or 49.9% higher than the $5.8 million reported in 1999. The increase from 2000 to 2001 is partially due to the NBOC employee's wages paid for a full year in 2001, but only for half of the year in 2000. Also contributing was the overall increase in the number of employees at Bay Mortgage, where the full time equivalent count increased from 64 at the end of 2000 to 88 at the end of 2001 resulting in approximately $1.1 million increased salary expenses from year to year. These additional employees were brought in to help process and sell the increased volume of loans originated during the year. The increase of 24 employees in the mortgage division was offset by a staff reduction of ten full time equivalent employees in other divisions. The increase from 1999 to 2000 reflects the addition of 22 employees from the acquisition of NBOC, and reduction of six employees due to streamlining of operations. In addition, the 2000 expense includes the severance salary of the Company's former president in the amount of $540,000. Another factor contributing to the increase in salaries and employee benefits from 1999 to 2000 is that new employees, which were added in the third quarter of 1999 in connection with the acquisition of Bay Mortgage and the start up of Bay Bank, were on the payroll for all of 2000, resulting in $2.5 million additional expense. Also contributing to the increases in both years were ordinary wage increases for existing employees, which generally range from three to six percent each year. At December 31, 2001, the Company had 199 full-time equivalent employees compared to 185 and 169 at December 31, 2000 and 1999, respectively. Many of the additional employees in 2001 are commissioned mortgage loan officers.

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

Loan expenses were much higher in 2001 compared to 2000 and 1999 due to the volume increases experienced at Bay Mortgage, and the increased loan costs associated with booking those loans. Mortgage related loan expenses were $399,000 during 2001, $84,000 during 2000, and $23,000 during 1999. Another factor was the expenses related to repossessed assets such as carrying costs and repossession costs of assets obtained in exchange for defaulted loans which were $316,000 in 2001, $105,000 in 2000, and $136,000 in 1999.

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

Provision for Loan Losses

The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio.   An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See ""Allowance for Loan Losses"" disclosure for a more detailed discussion.

The Company's provision for loan losses was $5.3 million for the year ended December 31, 2001. For the years ending December 31, 2000, 1999, 1998, and 1997, the provision was $1.2 million, $1.3 million, $509,000, and $375,000, respectively. Charge-offs, net of recoveries, were $3.8 million in 2001, $863,000 in 2000 $882,000 in 1999, $710,000 in 1998, and $299,000 in 1997. As discussed more fully in the "Allowance for Loan Losses" section, the Company recognized an adjustment to the allowance for loan losses of $2.0 million at the time of its acquisition of NBOC in 2000.

Included in 2001 was an increase to the provision resulting from charge-offs of $1.6 million at BFC for doubtful accounts receivable. An extensive internal review of the BFC receivables, including the adequacy of the underlying collateral and the financial strength of the borrowers, uncovered numerous deficiencies, and the determination was made that the allowance for losses associated with these credits was inadequate. Although these receivables were previously monitored in accordance with the Company's existing loan loss allowance procedures, the rapid decline in the economy during 2001 prompted management to take a more conservative approach to evaluating and charging off problem credits. Preliminary negotiations with potential buyers of BFC during the summer of 2001 also indicated that many of these credits were not saleable under the declining economic conditions, the resulting weakness of collateral values, and these borrowers' decreasing ability to repay. Many of the borrowers that had been working with management early in the year to avoid defaulting on their financing were adversely affected by the weakening economy, pushing several of them to file for bankruptcy in mid to late 2001. These borrowers' pending bankruptcies accounted for over $1.1 million of the impairment charge taken in 2001, and $822,000 of the $1.1 million was related to one real estate company. Of the $1.6 million charge-off, $954,000 is related to construction or real estate companies, $293,000 is for companies in the communications industry, and $48,000 is related to manufacturing and industrial companies.

Due in part to the rapid decline in the local, regional, and national economy during 2001, many other loans that were performing prior to 2001, became impaired during the year. The Company subsequently charged-off many of these downgraded loans during 2001. Management has always closely monitored its credits, but is now more conservative when assessing credits than it has been in more favorable economic conditions. Any deficiencies in collateral valuation or a borrower's ability to repay results in prompt action by management to more closely scrutinize, downgrade, allocate specific reserves against, or charge-off the loan. An estimated $2.2 million of the provision for 2001 is related to downgraded or newly identified potential problem loans. In connection with the NBOC acquisition in 2000, a $1.0 million escrow account was established by NBOC stockholders to potentially reimburse the Company for the charge-off of any impaired loans that may be discovered after the purchase. Subsequent to the purchase, $1.2 million of loans to on group of related borrowers, which were performing at the purchase date, became impaired. In December 2001, these loans were charged-off, and a recovery of $1.0 million was recorded from the reimbursement of the escrow account. At December 31, 2001, the allowance for loan losses was 2.55% of total loans compared to 1.95% at December 31, 2000 and 1.53% at December 31, 1999.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually realized for these losses can vary significantly from the estimated amounts.

The following table shows the Company's loan loss performance for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2001	2000	1999	1998	1997
Loans outstanding at end of period	$235,212	$233,639	$149,386	$132,046	$131,963
Average loans outstanding during the period	$239,678	$202,016	$134,017	$131,495	$130,362
Allowance for loan losses, beginning of period	$4,561	$2,281	$1,814	$1,970	$1,894
Loans charged off:
Commercial	2,729	1,983	838	618	186
Real estate	1,743	-	41	-	3
Consumer	53	36	50	22	23
Credit cards	86	51	96	87	112
Total loans charged-off	4,611	2,070	1,025	727	324
Recoveries:
Commercial	115	1,183	104	-	5
Real estate	652	-	15	3	-
Consumer	15	9	1	4	20
Credit cards	3	15	23	10	-
Total recoveries	785	1,207	143	17	25
Provision for loan losses	5,262	1,155	1,349	509	375
Adjustment incident to acquisition	-	1,988	-	45	-
Allowance for loan losses, end of period	$5,997	$4,561	$2,281	$1,814	$1,970

Ratio of net loans charged-off to average loans outstanding	1.60%	0.43%	0.66%	0.54%	0.23%
Ratio of allowance for loan losses to loans at year-end	2.55%	1.95%	1.53%	1.37%	1.49%

Management anticipates charge-offs in 2002 will generally be comprised of $1.5 million in commercial loans, $250,000 in real estate loans, $25,000 of consumer loans and $100,000 in credit card loans.

Financial Condition

	Summary Balance Sheet December 31,			Increase (Decrease)
	2001	2000	1999	12/31/00 - 12/31/01		12/31/99 - 12/31/00
(dollars in thousands)				(dollars)	(percent)	(dollars)	(percent)
ASSETS
Cash and cash equivalents	$50,177	$25,589	$19,054	$24,588	96.1%	$6,535	34.3%
Investment securities	34,303	12,071	12,991	22,232	184.2%	(920)	(7.1)%
Loans, net	229,215	229,078	147,105	137	0.1%	81,973	55.7%
Loans, held-for-sale	37,322	10,013	2,255	27,309	272.7%	7,758	344.0%
Other assets	19,643	20,147	17,090	(504)	(0.3)%	3,057	17.9%
Total assets	$370,660	$296,898	$198,495	$73,762	24.8%	$98,403	49.6%
LIABILITIES
Non-interest-bearing deposits	$43,225	$40,201	$28,004	$3,024	7.5%	$12,197	43.6%
Interest-bearing deposits	272,265	201,015	109,603	71,250	35.4%	91,412	83.4%
Total deposits	315,490	241,216	137,607	74,274	30.8%	103,609	75.3%
Other liabilities	26,422	25,273	29,398	1,149	4.6%	(4,125)	(14.0)%
Total liabilities	341,912	266,489	167,005	75,423	28.3%	99,484	59.8%
SHAREHOLDERS' EQUITY	28,748	30,409	31,490	(1,661)	(5.5)%	(1,081)	(3.4)%
Total liabilities and shareholders equity	$370,660	$296,898	$198,495	$73,762	24.8%	$98,403	49.6%

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

The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 2001, 2000, and 1999.

	December 31,
	2001		2000		1999
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Government and agency securities	$19,566	$19,644	$7,441	$7,499	$8,484	$8,427
Mortgage backed securities	10,606	10,544	-	-	-	-
Total	$30,172	$30,188	$7,441	$7,499	$8,484	$8,427
Held-to-maturity
U.S. Government and agency securities	$1,016	$1,055	$1,007	$1,006	$999	$1,000
Municipal bonds	200	203	200	198	200	193
Certificates of deposit	2,899	2,899	3,365	3,365	3,365	3,365
Total	$4,115	$4,157	$4,572	$4,569	$4,564	$4,558

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

	One year Or less	Yield	One through 5 years	Yield	After 5 through 10 years	Yield	Total	Yield
(dollars in thousands)
U.S. Government and agency securities	$1,248	6.78%	$19,412	4.35%	$-	-	$20,660	4.50%
Mortgage backed securities	510	4.49%	8,579	4.93%	1,455	5.52%	10,544	4.99%
Other securities	2,999	2.95%	100	4.15%	-	-	3,099	2.99%
Total	$4,757	4.12%	$28,091	4.53%	$1,455	5.52%	$34,303	4.51%

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed maturity securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.  The Company has no securities that mature after 10 years.

Loans

Gross outstanding loans totaled $235.2 million at December 31, 2001, representing an increase of $1.6 million compared to $233.6 million at December 31, 2000. Loan commitments were $53.7 million at December 31, 2001 and amounted to $54.4 million at December 31, 2000.

The following table presents the composition of the Company's loan portfolio at the dates indicated. A loan re-coding project was completed in 2001 allowing a more precise break-out between commercial loans and commercial real estate loans for 2000 and 2001, which accounts for the majority of the shift in loan concentrations from prior periods.  Data is not available to restate the commercial loan allocations for the years ended December 31, 1999, 1998, or 1997. Prior to the re-coding, the Company had reported the majority of its commercial real estate loans as commercial loans. The re-coding shifted $115.5 million of loans from commercial to real estate commercial compared to the previously reported 2000 loan concentrations. The year 2001 presentation also includes these loans as real estate commercial, rather than commercial.

The large increase in total loans from 1999 to 2000 is partially due to the acquisition of NBOC in July of 2000 which added $29.5 million of loans to the portfolio at December 31, 2000. Loan growth of $43.4 million at Bay Bank during 2000 was also a contributing factor in the increase in total loans in 2000. In 2000 and 2001, real estate construction and real estate mortgage loans have increased from prior periods due to the acquisition and growth of Bay Mortgage.
	December 31,
	2001		2000		1999		1998		1997
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$50,152	21.26%	$46,738	19.94%	$123,701	82.47%	$103,473	78.04%	$93,829	70.75%
Real estate construction	26,520	11.24	10,744	4.58	3,104	2.07	3,206	2.42	3,495	2.64
Real estate commercial	111,437	47.23	130,272	55.58	9,859	6.58	7,026	5.30	5,475	4.13
Real estate mortgage	36,190	15.34	34,402	14.68	8,194	5.46	13,774	10.39	24,167	18.22
Consumer and other	11,650	4.94	12,247	5.22	5,134	3.42	5,063	3.82	5,571	4.20
Contracts purchased	-	-	-	-	-	-	45	0.03	81	0.03
	235,949	100.00%	234,403	100.00%	149,992	100.00%	132,587	100.00%	132,618	100.00%
Deferred loan fees	(737)		(764)		(606)		(541)		(655)
Total loans	235,212		233,639		149,386		132,046		131,963
Allowance for loan losses	(5,997)		(4,561)		(2,281)		(1,814)		(1,970)
Total loans, net	$229,215		$229,078		$147,105		$130,232		$129,993

The following table shows the contractual maturities of the Company's loans and sensitivity to changes in interest rates at the dates indicated:

	December 31, 2001
(dollars in thousands)	Due in one year or less	Due after one through 5 years	Due after 5 years	Total Loans
Commercial loans	$40,640	$7,667	$1,845	$50,152
Real estate construction	21,675	2,192	2,653	26,520
Real estate commercial	41,224	52,106	18,107	111,437
Real estate mortgage	15,341	15,927	4,922	36,190
Consumer and other	3,817	6,369	1,464	11,650
	$122,697	$84,261	$28,991	$235,949
Loans with fixed interest rates				$141,701
Loans with floating interest rates				94,248
Total				$235,949

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

Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance increased to $3.2 million at December 31, 2001 compared to $1.4 million at December 31, 2000. Management has increased its general reserve percentages, in 2001 compared to 2000, given the increase in the average non-accrual loans and the level of net charge-offs during 2001 and 2000. This percentage increase is also necessary to help absorb potential losses from companies impacted by the decline in the state of the local, regional, and national economies. The impact of these increased percentages added approximately $1.7 million to the general reserve at the end of 2001 when compared to the reserves at December 31, 2000. During 2001, the Company has also established a reserve for its unused loan commitments and its loans held-for-sale unsold after 60 or more days, accounting for $180,000 of the increase in the general reserves compared to the level at December 31, 2000. Prior to December 31, 2000, no reserves were provided for unused commitments, and the Company had very few, and minimal risk associated with, loans held-for-sale unsold after 60 or more days.

At December 31, 2001, approximately $2.8 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $3.2 million at December 31, 2000.  Although total specific reserves have declined $400,000, the volume of loans specifically reserved against has increased from period to period. Many of the loans carrying large specific reserves at December 31, 2000 were charged-off during 2001, reducing the specific reserves by $2.6 million during 2001 to $600,000. As management identified additional loans to include on the "watch list" during the year, the specific reserves increased by $2.2 million to $2.8 million at December 31, 2001.  In response to the current economic environment, the Company has become more conservative in its approach to identifying potential problem loans and placing them on the watch list, by downgrading loans more aggressively than it had in the past. Loans on the watch list are more closely monitored for quality issues, including collateral adequacy and the borrower's ability to repay. The potential adverse economic impact on these loans is reduced through close monitoring and by recording a sufficient reserve against these credits.

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

The following table presents information on non-performing loans and other assets:

	December 31,
(dollars in thousands)	2001	2000	1999	1998	1997
Loans on non-accrual status	$4,807	$5,110	$2,387	$2,737	$1,897
Loans past due greater than 90 days but not on non-accrual status	1,178	1,170	-	9	432
Other real estate owned	1,498	1,247	562	573	88
Other assets	5	312	18	-	-
Total non-performing assets	$7,488	$7,839	$2,967	$3,319	$2,417
Percentage of non-performing assets to total assets	2.02%	2.64%	1.49%	1.86%	1.39%

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

Deposits

The following table sets forth the composition of the Company's deposit liabilities and associated weighted average rates on the dates indicated:

	December 31,
	2001			2000			1999
(dollars in thousands)	Ending Balance	Average Balance	Weighted Average Rate	Ending Balance	Average Balance	Weighted Average Rate	Ending Balance	Average Balance	Weighted Average Rate
Non-interest-bearing demand deposits	$43,225	$41,652	N/A	$40,201	$35,564	N/A	$28,004	$28,602	N/A
Savings	13,275	13,209	2.58%	12,894	14,267	2.81%	15,692	16,928	2.83%
Interest-bearing demand deposits	34,979	25,660	1.38%	22,736	17,548	1.68%	13,993	13,870	1.64%
Money market accounts	48,333	50,467	3.78%	38,140	32,853	4.48%	19,906	18,330	4.16%
Certificates of deposit under $100,000	80,611	86,549	6.19%	80,867	59,159	6.53%	35,891	27,670	5.33%
Certificates of deposit over $100,000	95,067	78,187	5.15%	46,378	38,556	5.96%	24,121	27,629	5.49%
Total deposits	$315,490	$295,724	4.05%	$241,216	$197,946	4.21%	$137,607	$121,029	3.14%

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

Interest-bearing deposits consist of interest-bearing demand, money market, savings and time certificate accounts. By their nature, interest-bearing account balances will tend to grow or decline as the Company reacts to changes in competitors' pricing and interest payment strategies. At December 31, 2001, interest-bearing demand accounts totaled $35.0 million reflecting an increase of $12.3 million or 53.8% from $22.7 million at December 31, 2000. The majority of this increase is related to mortgage escrow funds on deposit at the Bank. The increase in mortgage activity during 2001 resulted in a corresponding increase in escrow funds. The balance of money market accounts was $48.3 million at December 31, 2001, an increase of $10.2 million or 26.8% from the December 31, 2000 level of $38.1 million. With the overall decline in the stock market and general economy, consumers have utilized the money market accounts, despite the lower interest rates. The money market product allows the consumer more stability than an investment in stock, but is more liquid and has greater flexibility than the higher rate certificates of deposit. As the economy and interest rates rebound from the lower levels experienced in 2001, the Company expects to see a decline in money market deposits as consumers re-enter the stock market, or utilize higher rate CD's.

At December 31, 2001, certificates of deposit over $100,000 totaled $95.1 million compared to $46.4 million at December 31, 2000, an increase of $48.7 million or 105%. As more fully discussed earlier, the mortgage loans held-for-sale peaked at $68.0 million during 2001, and broker CD's over $100,000 were used to fund the growth. Currently, broker certificates of deposit total $56.7 million or 18% of the Company's $315.5 million total deposits.

The following table sets forth, by time remaining to re-pricing or maturity, all time certificates of deposit accounts outstanding at December 31, 2001:

	Time deposits of $100,000 or more (1)		All other time deposits (2)
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$30,116	31.68%	$18,309	22.71%
After three months through six months	26,942	28.34	22,197	27.54
After six months through one year	19,760	20.78	24,036	29.82
After one year through five years	18,249	19.20	16,069	19.93
Total	$95,067	100.00%	$80,611	100.00%

(1)Time certificates of deposit of $100,000 or more represent 54.1% of total outstanding time certificates of deposit at December 31, 2001.
(2)All other time certificates of deposit represent 45.9% of total time certificates of deposit at December 31, 2001.

Other Borrowings

Short-term borrowings consist of federal funds purchased of $2.8 million, $1.3 million, and $3.9 million at December 31, 2001, 2000, and 1999, respectively. The rate and balances on these borrowings are renewed daily, and the balances are unsecured.

Long-term borrowings consist of the following at December 31:

(dollars in thousands)	2001	2000	2000
Notes payable to Federal Home Loan Bank; interest from 2.0% to 8.62% and 6.02% to 8.80% at December 31, 2001 and 2000, respectively, payable in monthly installments plus interest; due 2002 to 2009; secured by certain investment securities and mortgage loans totaling $35.4 million and $20.1 million at December 31, 2001 and 2000, respectively.	$16,013	$18,293	$24,222

Notes payable to a correspondent bank; interest at 8.00% at December 31, 2001 and 2000, payable in monthly principal and interest installments of $30,000, final payment of $2.1 million due in December 31, 2007; secured by Bank stock.	2,945	3,000	-

Contract payable to a private party; interest at 9.0%, payable in monthly installments plus interest through October 2010.	51	55	59
	$19,009	$21,348	$24,281

The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for each borrowing category for the years ended December 31, 2001, 2000, and 1999.

(dollars in thousands)	December 31, 2001	December 31, 2000	December 31, 1999
Short-term borrowings (federal funds)
Balance at end of period	2,750	1,275	3,825
Average balance of borrowing during period	3,516	2,115	2,117
Maximum amount of borrowing outstanding at any month end during period	5,625	7,300	3,825
Weighted average interest rate for period	3.24%	5.01%	4.58%

Notes payable to Federal Home Loan Bank
Balance at end of period	16,013	18,293	24,223
Average balance of borrowing during period	17,125	21,883	22,007
Maximum amount of borrowing outstanding at any month end during period	18,278	29,668	26,268
Weighted average interest rate for period	6.05%	6.84%	6.11%

Notes payable to a correspondent bank
Balance at end of period	2,945	3,000	-
Average balance of borrowing during period	2,988	41	-
Maximum amount of borrowing outstanding at any month end during period	3,000	3,000	-
Weighted average interest rate for period	8.20%	N/A	-

Contract payable
Balance at end of period	51	55	59
Average balance of borrowing during period	53	57	60
Maximum amount of borrowing outstanding at any month end during period	55	58	61
Weighted average interest rate for period	9.43%	8.77%	10.00%

The scheduled repayment of other borrowings subsequent to December 31, 2001, is as follows:

(dollars in thousands)	Due in 3 Months Or Less	Due After 3 months through one year	Due After 1 year through 5 years	Due after 5 years	Total
Short-term borrowings	$2,750	$ -	$ -	$ -	$ 2,750
Long-term borrowings	-	10,126	5,831	3,052	19,009
Total borrowings	$2,750	$10,126	$5,831	$3,052	$21,759

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

During 2000, the Company obtained a $3.0 million term loan from a regional bank in order to provide working capital to the Bank and to increase the Bank's regulatory reserves. The note bears interest at 8%, and matures in December 2007. At December 31, 2001, the principal balance of this loan was $2.9 million. The Company has pledged the Bank's stock as collateral for the borrowings. At December 31, 2001, the Company was in violation of a covenant related to this loan requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarters ended September 30, 2001 and December 31, 2001 was received from the Company's lender on March 18th, 2002.  If the Company remains in violation of this debt covenant in future quarters, the lender has the discretion to require immediate repayment of the balance due, or repossess the collateral for this note. The Company does not anticipate remaining in violation of this covenant in future quarters.

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

	Estimated Maturity or Repricing at December 31, 2001
(dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years	Total
Interest-earning assets:
Interest-earning balances due from banks	$36,020	$-	$-	$-	$-	$36,020
Investments available-for-sale	-	-	742	27,991	1,455	30,188
Investments held-to-maturity	2,599	300	1,116	100	-	4,115
Federal Home Loan Bank Stock (1)	3,531	-	-	-	-	3,531
Loans held-for-sale	37,322	-	-	-	-	37,322
Loans, including fees	105,026	7,518	9,870	83,974	28,824	235,212
Total interest-earning assets	184,498	7,818	11,728	112,065	30,279	346,388
Allowance for loan losses						(5,997)
Non-interest-bearing cash and due from banks						14,157
Other assets						16,112
Total assets						$370,660
Interest-bearing Liabilities:
Savings and interest-bearing demand deposits	$96,587	$-	$-	$-	$-	$96,587
Certificates of deposit	48,425	49,139	43,796	34,318	-	175,678
Borrowings	2,782	2,032	8,062	5,831	3,052	21,759
Total interest-bearing liabilities	147,794	51,171	51,858	40,149	3,052	294,024
Non-interest-bearing liabilities
Demand deposits						43,225
Other						4,663
Shareholders' equity						28,748
Total liabilities and shareholders' equity						$370,660
Interest sensitivity gap	36,704	(43,353	(40,130)	71,916	27,227	$52,364
Cumulative interest sensitivity gap	$36,704	$(543,353)	$(79,288)	$25,137	$52,364

(1)Equity investments have been placed in the 0-3 month category

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

The following table shows the estimated impact on the Company of the interest rate shock on "Economic Value of Equity" which measures change in net interest income, and the "Changes in Total Economic Value" which measures change in the fair value of financial instruments, at December 31, 2001:

	Change in Economic Value of Equity		Change in Total Economic Value
Rate Shock	$(000's)	%Equity	$(000's)	%Equity
+2%	$ (336)	(1.2%)	$ 11,636	40%
+1%	$ (168)	(0.6%)	$ 5,818	20%
-1%	$ 76	0.3%	$ (5,818)	(20%)
-2%	$ 52	0.5%	$ (11,749)	(40%)

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

Return on Equity and Assets

Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$(1,450)	$869	$656
Average assets	$353,164	$254,829	$177,657
Return on average assets	(0.41)%	0.34%	0.37%

Net income (loss)	$(1,450)	$869	$656
Average equity	$30,701	$30,782	$31,420
Return on average equity	(4.72)%	2.82%	2.09%

Cash dividends paid per share	$0.05	$0.07	$0.07
Diluted earnings per share	$(0.39)	$0.22	$0.16
Dividend payout ratio	N/A	32.34%	42.84%

Average equity	$30,701	$30,782	$31,420
Average assets	$353,164	$254,829	$177,657
Average equity to asset ratio	8.69%	12.08%	17.69%

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

Certain of the Company's long-term borrowings have restrictive covenants that require the Company to maintain minimum levels of net income to required annual debt-service payments. At December 31, 2001, the Company was in violation of a covenant requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarters ended September 30, 2001 and December 31, 2001 was received from the Company's lender on March 18th, 2002.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. At December 31, 2001, the Company's Tier 1 and Total Capital ratios were 8.84% and 10.10%, respectively; and at December 31, 2000, the Company's ratios were 9.74% and 10.99%, respectively. The ratio of shareholder's equity to average assets was 8.14% and 11.93% at December 31, 2001 and 2000, respectively. At December 31, 2001, the Bank's Tier 1, Total Capital, and Tier 1 leverage ratios were 9.46%, 10.72%, and 6.99%, respectively and at December 31, 2000 were 9.37%, 10.62%, and 8.19%, respectively.   To be considered "well capitalized" as defined by banking regulators, the Bank and the Company must maintain a total capital ratio of greater than 10%, a tier 1 capital ratio of greater than 6%, and the Bank must maintain a tier 1 leverage capital ratio of greater than 5%. At December 31, 2001 and at December 31, 2000, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations.

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

Portland, Oregon

 /s/ Moss Adams, LLP
February 14, 2002, except for note 21, as to which the date is March 8, 2002, and note 8, as to which the date is March 18, 2002

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

San Francisco, California

/s/ Arthur Andersen LLP
January 21, 2000

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

ASSETS
	December 31,
	2001	2000
Cash and cash equivalents	$50,177	$25,589
Investment securities:
Investments available-for-sale (at fair value, cost of $30,172 and $7,441 at December 31, 2001 and 2000, respectively)	30,188	7,499
Investments held-to-maturity (at amortized cost, fair value of $4,157 and $4,569 at December 31, 2001 and 2000, respectively)	4,115	4,572
Total investment securities	34,303	12,071
Federal Home Loan Bank stock, at cost	3,531	3,302
Loans held-for-sale	37,322	10,013
Loans, net of deferred loan fees	235,212	233,639
Allowance for loan losses	(5,997)	(4,561)
Loans, net	229,215	229,078
Premises and equipment, net of accumulated depreciation of $4,029 and $3,238 at December 31, 2001 and 2000, respectively	5,235	5,625
Intangible assets, net of accumulated amortization of $1,691 and $1,435 at December 31, 2001 and 2000, respectively	4,327	5,352
Accrued interest receivable and other assets	6,550	5,868
TOTAL ASSETS	$370,660	$296,898
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest-bearing demand	$43,225	$40,201
Savings and interest-bearing demand	96,587	73,770
Certificates of deposit	175,678	127,245
Total deposits	315,490	241,216
Short-term borrowings	2,750	1,275
Long-term borrowings	19,009	21,348
Accrued interest payable and other liabilities	4,663	2,650
Total liabilities	341,912	266,489
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized as of December 31, 2001 and 2000, no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized as of December 31, 2001 and 2000, 3,692,560 and 3,689,327 shares issued and outstanding at December 31, 2001 and 2000, respectively	16,802	16,785
Additional paid-in capital	1,538	1,538
Retained earnings	10,398	12,048
Accumulated other comprehensive income, net of taxes	10	38
Total shareholders' equity	28,748	30,409
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$370,660	$296,898

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
	Years Ended December 31,
	2001	2000	1999
INTEREST INCOME
Interest and fees on loans	$25,088	$21,283	$13,901
Interest on taxable investment securities	848	651	681
Interest on non-taxable investment securities	8	8	8
Other interest and dividend income	1,283	906	686
Total interest income	27,227	22,848	15,276
INTEREST EXPENSE
Savings and interest-bearing demand	2,600	2,169	1,469
Certificates of deposit	9,382	6,164	2,332
Short-term borrowings	115	106	97
Long-term borrowings	1,285	1,501	1,350
Total interest expense	13,382	9,940	5,248
Net interest income before provision for loan losses	13,845	12,908	10,028
PROVISION FOR LOAN LOSSES	(5,262)	(1,155)	(1,349)
Net interest income after provision for loan losses	8,583	11,753	8,679
NON-INTEREST INCOME
Gains on loans sold	4,872	1,813	852
Brokerage fees	2,450	1,497	857
Escrow fees	895	316	105
Service charges on deposit accounts	737	714	698
Credit card income	507	381	381
Fiduciary income	238	301	151
Net gains (losses) on maturities and sales of available- for-sale securities	89	(4)	(2)
Gain (loss) on sale of repossessed assets	(429)	92	-
Other income	232	109	149
Total non-interest income	9,591	5,219	3,191
NON-INTEREST EXPENSE
Salaries and employee benefits	$9,365	$8,641	$5,766
Net occupancy and equipment expense	2,440	2,115	1,457
Impairment of goodwill	1,215	-	-
Loan expense	716	230	202
Professional fees	641	492	379
Business taxes	613	415	274
Amortization of intangible assets	582	559	445
Data processing and communications	543	430	238
Postage and freight	478	331	164
Credit card expense	408	307	315
Stationary and supplies	378	340	227
Travel and education	333	356	235
Other expenses	1,762	1,276	1,092
Total non-interest expense	19,474	15,492	10,794
Income (loss) before provision for income taxes	(1,300)	1,480	1,076
PROVISION FOR INCOME TAXES	150	611	420
Net income (loss)	$(1,450)	$869	$656
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$(0.39)	$0.22	$0.16
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$(0.39)	$0.22	$0.16

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income (Loss)
BALANCE, December 31, 1998	4,001,999	$18,251	$1,538	$11,085	$46	$30,920
Comprehensive income:
Net income	-	-	-	656	-	656	$656
Net changes in unrealized gains on investments available-for-sale, net of deferred taxes of $43	-	-	-	-	(84)	(84)	(84)
Comprehensive income							$572
Issuance of common stock for cash	5,743	34	-	-	-	34
Purchase of treasury stock	(134,500)	(732)	-	-	-	(732)
Issuance of common stock for acquisition	148,810	977	-	-	-	977
Cash dividend paid ($.07 per share)	-	-	-	(281)	-	(281)
BALANCE, December 31, 1999	4,022,052	18,530	1,538	11,460	(38)	31,490
Comprehensive income:
Net income	-	-	-	869	-	869	$869
Net changes in unrealized loss on investments available-for-sale, net of deferred taxes of $38	-	-	-	-	76	76	76
Comprehensive income							$945
Issuance of common stock for cash	8,207	39	-	-	-	39
Purchase of treasury stock	(340,932)	(1,784)	-	-	-	(1,784)
Cash dividend paid ($.07 per share)	-	-	-	(281)	-	(281)
BALANCE, December 31, 2000	3,689,327	16,785	1,538	12,048	38	30,409
Comprehensive income:
Net loss	-	-	-	(1,450)	-	(1,450)	$(1,450)
Net changes in unrealized gains on investments available-for-sale, net of deferred taxes of $8	-	-	-	-	(28)	(28)	(28)
Comprehensive loss
Issuance of common stock for cash	3,233	17	-	-	-	17	$(1,478)
Cash dividend paid ($.05 per share)	-	-	-	(200)	-	(200)
BALANCE, December 31, 2001	3,692,560	$16,802	$1,538	$10,398	$10	$28,748

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,450)	$869	$656
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred tax benefit	(205)	(1,166)	(211)
Depreciation and amortization	1,408	1,316	1,098
Impairment of goodwill	1,215	-	-
Provision for loan losses	5,262	1,155	1,349
Net (gains) losses on maturities and sales of investments securities available-for-sale	(89)	4	2
Net amortization of investment security premiums and accretion of discounts	(9)	(4)	(1)
Net loss (gain) on sales of foreclosed assets	429	(92)
Gains on loans sold	(4,872)	(1,813)	(852)
Origination of loans held-for-sale	(467,554)	(138,704)	(63,084)
Proceeds of loan sales	445,117	132,759	62,753
(Increase) decrease in accrued interest receivable and other assets	(528)	1,177	62
Increase in accrued interest payable and other liabilities	2,013	942	(154)
Federal Home Loan Bank stock dividends	(229)	(212)	(221)
Net cash from operating activities	(19,492)	(3,769)	1,397

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of foreclosed assets	2,979	942	-
Proceeds from maturities of investment securities held-to- maturity	8,865	4,365	3,267
Proceeds from maturities and sales of investment securities available-for-sale	10,848	5,472	2,000
Purchases of investment securities:
Held-to-maturity	(8,399)	(4,369)	(3,365)
Available-for-sale	(34,253)	(224)	(3,490)
Net increase in loans	(8,751)	(51,941)	(15,291)
Purchases of premises and equipment	(436)	(288)	(609)
Net cash received (paid) in acquisition of business	-	3,188	(1,565)
Net cash from investment activities	(29,147)	(42,855)	(19,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, savings, and interest-bearing demand deposits	$25,841	$12,463	$(2,834)
Net increase in certificates of deposit	48,433	48,205	18,080
Dividends paid	(200)	(281)	(281)
Net increase in short-term borrowings	1,475	-	1,550
Proceeds from long-term borrowings	10,000	11,450	5,000
Repayment of long-term borrowings	(12,339)	(16,933)	(6,812)
Repurchase of common stock	-	(1,784)	(732)
Issuance of common stock for cash, net of amount paid for fractional shares and offering costs	17	39	34
Net cash from financing activities	73,227	53,159	14,005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,588	6,535	(3,651)

CASH AND CASH EQUIVALENTS, beginning of year	25,589	19,054	22,705

CASH AND CASH EQUIVALENTS, end of year	$50,177	$25,589	$19,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,313	$9,548	$5,221
Cash paid for income taxes	$9	$797	$560

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES
Loans transferred to other real estate owned	$3,352	$1,892	$769

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Loans held-for-sale - Loans held-for-sale are carried at the lower of cost or market value. Market value is determined in aggregate. Net unrealized losses are recognized as changes to income through a valuation allowance. Loan origination fees and the direct loan originations costs of loans held-for-sale are deferred until the related loan is sold. If the loan is subsequently held for investment, such fees and costs continue to be deferred and recognized as an adjustment of the loan's yield.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Impact of new accounting issues - During 2001, the Financial Accounting Standards Board issued the following accounting standards:

Standard of Financial Accounting Standard (SFAS) NO. 141 - Business Combinations addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this standard is not expected to have a material impact to the Company's financial position or results of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Statement of Financial Accounting Standard (SFAS) No. 143 - Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material impact to the Company's financial position or results of operations.

Statement of Financial Accounting Standard (SFAS) No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations. Application of SFAS No. 144 is effective beginning January 1, 2002.

Comprehensive income - Comprehensive income includes net income reported on the statements of income and changes in the fair value of available-for-sale investments reported as a component of shareholders' equity.

The components of comprehensive income for the years ended December 31 are as follows:

(dollars in thousands)	2001	2000	1999
Unrealized gain (loss) arising during the period, net of tax	$31	$77	$(86)
Reclassification adjustment for net realized gains (losses) on securities available-for-sale included in net income during the year, net of tax	(59)	(1)	2
Net unrealized gain (loss) included in other comprehensive income	$(28)	$76	$(84)

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

The following table summarizes the acquisition of NBOC.

(dollars in thousands)
Fair value of assets acquired	$46,246
Goodwill recorded	946
Total value of assets acquired	47,192
Less liabilities assumed	43,357
Cash paid for acquisition	(3,835)
Less cash acquired	7,023
Net cash received in acquisition	$3,188

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

	Years Ended December 31,
	2001	2000
(dollars in thousands)	(Pro forma)
Net interest income	$13,845	$14,326
Net loss	$(1,450)	$(279)
Net interest income per share	$3.72	$4.49
Loss per share	$(0.39)	$(0.20)

During 1999, the Company acquired Bay Mortgage, of Bellevue, Washington, Bay Mortgage of Seattle, and Bay Escrow of Seattle, Washington. The acquisitions were accounted for using the purchase method of accounting and included cash payments of $1.8 million and issuance of 148,810 shares of common stock with a value of $977,000. The shares' value was determined from the average closing bid price and ask price of the Company's common stock for the five trading days preceding and five trading days following the public announcement of this acquisition on May 13, 1999.  Goodwill of $2.3 million was recorded as part of these transactions. During 2001, additional cash payments of $562,000 were recorded, and 38,112 shares of the Company's common stock were issued to the seller in connection with the acquisitions, pursuant to a performance earn-out agreement. The shares were valued at $210,000 based on the Company's closing bid price on December 31, 2001. The earn-out agreement required fixed and profit sharing payments to the sellers if the mortgage segment's net earnings over a two year measurement period were in excess of a specified target net income. This target was not reached during 2000, so no amounts were paid or accrued at December 31, 2000. Because these additional acquisition costs were contingent on future earnings, no additional payments were made or accrued at the date of acquisition. The earn-out payments, totaling $772,000, have been recorded in 2001 as additional goodwill associated with the purchase in accordance with the provisions of APB 16 "Business Combinations."

NOTE 2 - BUSINESS ACQUISITIONS AND SALES - (continued)

During the year ending December 31, 2001, a rapidly increasing level of account delinquencies, coupled with a significant balance of accounts that did not possess sufficient collateral protection, caused management to increase the level of loan loss reserves on the BFC accounts. These factors also contributed to the recognition of an impairment adjustment of the segment's goodwill balance. In the fourth quarter of 2001, a loan loss provision of $1.6 million was recorded against outstanding factored accounts, and an impairment charge of $1.2 million was recorded against the segment's goodwill balance. The goodwill impairment charge is reflected on the Company's statement of operations as a component of non-interest expense in a separately captioned item entitled, "Impairment of goodwill."

BFC was purchased in August of 1998 in order to diversify the Company's holdings and to provide accounts receivable financing as an additional source of revenue and as an additional service to customers in the Western United States. However, during 2001, due to a poor return on investment, and a desire to focus its resources more fully on the core banking business, the Company began evaluating alternatives for this segment, including the possibility of selling the segment or reducing the level and scope of its operations. The impairment charges and loss provisions applied to the segment's assets as described above, also contributed to the Company's decision to reduce its future commitment and investment in this segment. A formal plan of disposal for the segment was established in January of 2002. The only cost associated with the disposal of the BFC segment was for severance pay and this amount, which was recognized during the first quarter, was not significant.

On February 15, 2002, after a thorough evaluation of options had been considered by management, the Company completed its sale of BFC and recognized a pre-tax gain of $421,000 from the sale of remaining assets. The assets sold consisted primarily of the segment's collateralized factored receivable accounts that also possessed a positive credit and collection history. Because the final decision to sell BFC was not made until January 2002, the gain was not reported for the year ending December 31, 2001 in accordance with the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which was effective through December 31, 2001 until it was later superceded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company beginning January 1, 2002. The following table summarizes the sale transaction:

(dollars in thousands)
Net finance receivables sold	$2,511
Other assets sold	121
2,632
Loan assumed	2,800
Other liabilities assumed	212
Due from purchaser	41
3,053
Pre-tax gain on sale	$421

NOTE 3 - BALANCE WITH THE FEDERAL RESERVE BANK

The Bank is required to maintain reserves in cash or with the Federal Reserve Bank equal to a percentage of its reservable deposits. Required reserves were approximately $5.0 million and $1.7 million as of December 31, 2001 and 2000, respectively.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at December 31 are shown below (dollars in thousands):

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001:
U.S. Government and agency securities	$19,566	$143	$(65)	$19,644
Mortgage-backed securities	10,606	13	(75)	10,544
	$30,172	$156	$(140)	$30,188
	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001:
Municipal Bonds	$200	$3	$-	$203
U.S. Government and agency securities	1,016	39	-	1,055
Certificates of deposit	2,899	2,899
	$4,115	$42	$-	$4,157
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2000:
U.S. Government and agency securities	$7,441	$58	$-	$7,499
	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Bonds	$200	$-	$(2)	$198
U.S. Government and agency securities	1,007	-	(1)	1,006
Certificates of deposit	3,365	-	-	3,365
	$4,572	$-	$(3)	$4,569

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

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$225	$232	$4,015	$4,056
Due after one year through five years	28,484	28,501	100	101
Due after five years through ten years	1,463	1,455	-	-
	$30,172	$30,188	$4,115	$4,157

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

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio as of December 31 consists of the following:

(dollars in thousands)	2001	2000
Commercial loans	$50,152	$46,738
Real estate:
Construction	26,520	10,744
Residential	36,190	34,402
Commercial	111,437	130,272
Installment and other consumer	11,650	12,247
	235,949	234,403
Less allowance for loan losses	(5,997)	(4,561)
Deferred loan fees	(737)	(764)
Loans, net	$229,215	$229,078

An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

(dollars in thousands)	2001	2000	1999
BALANCE, beginning of year	$4,561	$2,281	$1,814
Provision for loan losses	5,262	1,155	1,349
Loans charged to the allowance	(4,611)	(2,070)	(1,025)
Recoveries credited to the allowance	785	1,207	143
Adjustment incident to acquisition	-	1,988	-
BALANCE, end of year	$5,997	$4,561	$2,281

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

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(dollars in thousands)	2001	2000
Land	$839	$839
Buildings and improvements	4,519	4,445
Furniture and equipment	3,906	3,579
	9,264	8,863
Accumulated depreciation	(4,029)	(3,238)
	$5,235	$5,625

Depreciation expense amounted to $826,000, $759,000, and $654,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

At December 31, 2001, the scheduled time remaining to repricing or maturity for all time deposits is as follows:

(dollars in thousands)
Three months or less	$48,425
Over three through six months	49,139
Over six months through 12 months	43,796
Over 12 months	34,318
$175,678

NOTE 8 - OTHER BORROWINGS

Short-term borrowings consist of unsecured overnight federal funds purchased of $2.8 million and $1.3 million at December 31, 2001 and 2000, respectively.

Long-term borrowings consist of the following at December 31:

(dollars in thousands)	2001	2000
Notes payable to Federal Home Loan Bank; interest from 2.0% to 8.62% and 6.02% to 8.80% at December 31, 2001 and 2000, respectively, payable in monthly installments plus interest; due 2002 to 2009; secured by certain investment securities and mortgage loans totaling $35.4 million and $20.1 million at December 31, 2001 and 2000, respectively.	$16,013	$18,293

Notes payable to a correspondent bank; interest at 8.00% at December 31, 2001 and 2000, payable in monthly principal and interest installments of $30,000, final payment of $2.1 million due in December 31, 2007; secured by Bank stock.	2,945	3,000

Contract payable to a private party; interest at 9.0%, payable in monthly installments plus interest through October 2010.	51	55
	$19,009	$21,348

During 2000, the Company obtained a $3.0 million term loan from a regional bank in order to provide working capital to the Bank and to increase the Bank's regulatory reserves. The note bears interest at 8%, and matures in December 2007. At December 31, 2001, the principal balance of this loan was $2.9 million. The Company has pledged the Bank's stock as collateral for the borrowings. At December 31, 2001, the Company was in violation of a covenant related to this loan requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarters ended September 30, 2001 and December 31, 2001 was received from the Company's lender on March 18th, 2002. If the Company remains in violation of this debt covenant in future quarters, the lender has the discretion to require immediate repayment of the balance due, or repossess the collateral for this note. The Company does not anticipate remaining in violation of this covenant in future quarters.

The scheduled repayment of other borrowings subsequent to December 31, 2001, is as follows:

(dollars in thousands)
Years ending December 31, 2002	$10,126
2003	137
2004	5,148
2005	319
2006	227
Thereafter	3,052
$19,009

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and are limited to 15% of total assets. The FHLB has also issued standby letters of credit totaling $6.2 million at December 31, 2001, on behalf of the Bank to support the Bank's public deposits and certain standby letters of credit issued by the Bank.

NOTE 9 - INCOME TAXES

Components of the provision for income taxes for the years ended December 31 were as follows:

(dollars in thousands)	2001	2000	1999
Current	$355	$1,777	$631
Deferred benefit	(205)	(1,166)	(211)
Provision for income taxes	$150	$611	$420

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 was as follows:

(dollars in thousands)	2001	2000
Deferred tax assets:
Allowance for loan losses	$1,613	$1,285
Loan origination fees	-	7
Amortization of intangible assets	215	167
Deferred compensation	23	106
Net operating loss carryforward	530	565
Other	27	22
	2,408	2,152
Deferred tax liabilities:
Accumulated depreciation	(36)	(77)
Federal Home Loan Bank stock dividends	(725)	(624)
Accrual to cash adjustment	(20)	(29)
	(781)	(730)
Net deferred tax	$1,627	$1,422

The above table does not include deferred tax assets or liabilities relating to the unrealized gain or loss on available-for-sale securities. Deferred tax liabilities of $5,000 in 2001 and $20,000 in 2000, were recorded in conjunction with unrealized gains and losses on available-for-sale securities.

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2001	2000	1999
Federal income taxes at statutory rate	$(442)	$503	$366
Effect of non-deductible goodwill amortization	465	45	34
Effect of non-deductible officers' life insurance	79	37	13
Other	48	26	7
	$150	$611	$420
	N/A	44.3%	39.0%

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

NOTE 10 - EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
	(dollars in thousands)
For the year ended December 31, 2001
Basic loss per share	$(1,450)	3,691,728	$(0.39)
Stock options		39,591
Diluted loss per share	$(1,450)	3,731,319	$(0.39)
For the year ended December 31, 2000
Basic earnings per share	$869	3,885,946	$0.22
Stock options		14,819
Diluted earnings per share	$869	3,900,765	$0.22
For the year ended December 31, 1999
Basic earnings per share	$656	4,054,657	$0.16
Stock options		42,591
Diluted earnings per share	$656	4,097,248	$0.16

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

Management believes that as of December 31, 2001, the Company and the Bank meet all minimum capital adequacy requirements to which they are subject. The most recent formal notification, based on June 30, 2001 reporting, from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt correction actions. Management believes that changes in conditions have occurred subsequent to such notification to change the Bank's category to well capitalized as of December 31, 2001. These changes include increases to the Bank's capital through earnings, changes in the risk structure of the balance sheet, and increases in capital ratios to levels above the minimum requirements to be "well-capitalized." An institution is deemed to be "well-capitalized" if it has a total, risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. At the end of the 1st and 2nd quarters of 2001, Cowlitz Bank had dropped below well capitalized in the total risk-based capital category. By the 3rd quarter of 2001, the Bank had increased capital to a level that brought the ratios back into the well-capitalized category. Cowlitz Bank's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratios were 10.72%, 9.46%, and 6.99%, respectively at December 31, 2001.

NOTE 11 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL - (continued)

The following table presents selected capital information for the Company (consolidated) and the Bank as of December 31, 2001 and 2000:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Correct Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001
Total risk-based capital:
Consolidated	$27,358	10.10%	$21,661	≥8.00%	$27,076	≥10.00%
Bank	$28,898	10.72%	$21,564	≥8.00%	$26,956	≥10.00%
Tier 1 risk-based capital:
Consolidated	$23,941	8.84%	$10,830	≥4.00%	$16,245	≥6.00%
Bank	$25,499	9.46%	$10,782	≥4.00%	$16,173	≥6.00%
Tier 1 (leverage) capital:
Consolidated	$23,941	6.51%	$14,717	≥4.00%	N/A	N/A
Bank	$25,499	6.99%	$14,594	≥4.00%	$18,242	≥5.00%
December 31, 2000
Total risk-based capital:
Consolidated	$27,717	10.99%	$20,170	≥8.00%	$25,213	≥10.00%
Bank	$26,408	10.62%	$19,887	≥8.00%	$24,859	≥10.00%
Tier 1 risk-based capital:
Consolidated	$24,548	9.74%	$10,085	≥4.00%	$15,128	≥6.00%
Bank	$23,278	9.37%	$9,944	≥4.00%	$14,915	≥6.00%
Tier 1 (leverage) capital:
Consolidated	$24,548	8.48%	$11,583	≥4.00%	N/A	N/A
Bank	$23,278	8.19%	$11,366	≥4.00%	$14,208	≥5.00%

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

NOTE 12 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS - (continued)

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

A summary of option activity for the years ended December 31, 2001, 2000, and 1999 is as follows:

	2001		2000		1999
(dollars in thousands)	Common Shares	Weighted Average Price	Common Shares	Weighted Average Price	Common Shares	Weighted Average Price
BALANCE, beginning of year	769,866	$7.29	598,000	$5.92	454,092	$6.08
Granted	57,233	$5.96	458,166	$8.20	224,041	$5.90
Exercised	(3,233)	$4.92	(8,207)	$4.75	(5,778)	$6.09
Forfeited	(22,320)	$4.78	(278,093)	$5.80	(74,355)	$6.73
BALANCE, end of year	801,546	$7.25	769,866	$7.29	598,000	$5.92
Exercisable, end of year	460,124	$6.87	302,113	$6.63	284,500	$5.89
Fair value of options granted		$1.33		$1.00		$4.02

At December 31, 2001, exercise prices for outstanding options ranged from $4.44 to $12.00. For the options outstanding at December 31, 2001, the weighted average contractual life is 7.8 years.

As of December 31, 2001, outstanding stock options consist of the following:

Exercise Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Options Exercisable	Weighted Average Exercise Price
$4.00 - $5.00	262,680	$4.57	8.80	99,698	$4.99
$5.00 - $6.00	192,500	5.71	5.75	192,500	5.71
$6.00 - $7.00	72,900	6.49	7.57	32,940	6.51
$7.00 - $8.00	42,000	7.94	7.00	33,600	7.94
$11.00 - $12.00	231,466	11.68	8.50	92,586	11.68
	801,546	$7.25	7.80	451,324	$6.87

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

(dollars in thousands, except per share amounts)	2001	2000	1999
Net income (loss):
As reported	$(1,450)	$869	$656
Pro forma	$(1,639)	$688	$501
Basic earnings (loss) per share:
As reported	$(0.39)	$0.22	$0.16
Pro forma	$(0.44)	$0.18	$0.12
Diluted earnings (loss) per share:
As reported	$(0.39)	$0.22	$0.16
Pro forma	$(0.44)	$0.18	$0.12

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

NOTE 13 - CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF-BALANCE-SHEET RISK

The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of its subsidiary bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank's undisbursed commitments and contingent liabilities at December 31, 2001, is as follows:

(dollars in thousands)	Fixed Rate	Variable Rate	Total 2001
Commitments to extend credit	$8,861	$34,064	$42,925
Credit card commitments	5,892	-	5,892
Standby letters of credit	175	4,674	4,849
	$14,928	$38,738	$53,666

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

The Company and its subsidiaries are also party to several noncancellable lease agreements for premises and equipment. Future rental payments on these noncancellable leases are as follows:

(dollars in thousands)
Years ending December 31, 2002	$890
2003	840
2004	475
2005	161
2006	79
Thereafter	488
$2,933

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

(dollars in thousands)	2001	2000
Beginning balance	$4,615	$2,059
Loans made	9,757	8,786
Loan repayments made	(10,536)	(6,024)
Other	(334)	(206)
Ending balance	$3,502	$4,615

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

The fair value of deposit liabilities with no stated maturity, such as demand deposits, interest-bearing demand deposits, and money market accounts is equal to the carrying value of these financial instruments and does not recognize the inherent value of core deposit relationships when determining fair value. Disclosure of the fair value of non-financial instruments, such as the Company's premises and equipment, its banking and trust franchises, and its core deposit relationships is not required. The Company believes that these non-financial instruments have significant fair value.

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

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS  - (continued)

Commitments to extend credit, credit card commitments, and standby letters of credit - The fair values of commitments to extend credit, credit card commitments, and standby letters of credit were not material as of December 31, 2001 and 2000.

The estimated fair values of the Company's financial instruments at December 31 were as follows:

	2001		2000
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$50,177	$50,177	$25,589	$25,589
Investment securities	$34,303	$34,345	$12,071	$12,068
Federal Home Loan Bank stock	$3,531	$3,531	$3,302	$3,302
Loans, net of allowances for loan losses and deferred loan fees	$229,215	$229,400	$229,078	$226,000
Loans held-for-sale	$37,322	$37,322	$10,013	$10,013
Financial liabilities:
Non-interest-bearing demand	$43,225	$43,225	$40,201	$40,201
Savings and interest-bearing demand	$96,587	$96,587	$73,770	$73,770
Certificates of deposit	$175,678	$176,918	$127,245	$127,750
Short-term borrowings	$2,750	$2,750	$1,275	$1,275
Long-term borrowings	$19,009	$19,518	$21,348	$21,267

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

The community banking, asset-based financing activity (BFC), and mortgage banking activities are monitored and reported by Company management as separate operating segments.

The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that some operating expenses are not allocated to segments.

NOTE 18 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)

Summarized financial information for the years ended December 31, 2001, 2000, and 1999 concerning the Company's reportable segments is shown in the following tables.

	2001
(dollars in thousands)	Banking	Mortgage Banking	Holding Company	BFC	Intersegment	Consolidated
Interest income	$24,523	$4,725	$86	$1,123	$(3,230)	$27,227
Interest expense	13,318	2,791	245	258	(3,230)	13,382
Net interest income	11,205	1,934	(159)	865	-	13,845
Provision for loan loss	(2,779)	(713)	-	(1,770)	-	(5,262)
Non-interest income	1,345	8,216	30	-	-	9,591
Non-interest expense	10,153	6,674	717	1,930	-	19,474
Income (loss) before provision for income taxes	(382)	2,763	(846)	(2,835)	-	(1,300)
Provision for income taxes	(62)	939	(208)	(519)	-	150
Net income (loss)	$(320)	$1,824	$(638)	$(2,316)	$-	$(1,450)
Depreciation and amortization	$1,013	$288	$-	$107	$-	$1,408
Total assets	$362,811	$56,649	$31,718	$3,841	$(84,359)	$370,660
	2000
(dollars in thousands)	Banking	Mortgage Banking	Holding Company	BFC	Intersegment	Consolidated
Interest income	$21,114	$1,030	$416	$1,528	$(1,240)	$22,848
Interest expense	10,158	633	-	389	(1,240)	9,940
Net interest income	10,956	397	416	1,139	-	12,908
Provision for loan loss	(873)	(147)	8	(143)	-	(1,155)
Non-interest income	1,593	3,626	-	-	-	5,219
Non-interest expense	9,380	4,593	764	755	-	15,492
Income (loss) before provision for income taxes	2,296	(717)	(340)	241	-	1,480
Provision for income taxes	818	(244)	(80)	117	-	611
Net income (loss)	$1,478	$(473)	$(260)	$124	$-	$869
Depreciation and amortization	$950	$252	$-	$114	$-	$1,316
Total assets	$289,520	$22,227	$33,485	$6,001	$(54,334)	$296,898
	1999
	Banking	Mortgage Banking	Holding Company	BFC	Intersegment	Consolidated
Interest income	$13,701	$161	$586	$1,482	$(654)	$15,276
Interest expense	5,638	-	-	264	(654)	5,248
Net interest income	8,063	161	586	1,218	-	10,028
Provision for loan loss	(963)	-	(8)	(378)	-	(1,349)
Non-interest income	1,380	1,811	-	-	-	3,191
Non-interest expense	6,812	2,279	900	803	-	10,794
Income before provision for income taxes	1,668	(307)	(322)	37	-	1,076
Provision for income taxes	574	(104)	(95)	45	-	420
Net income (loss)	$1,094	$(203)	$(227)	$(8)	$-	$656
Depreciation and amortization	$903	$83	$-	$112	$-	$1,098
Total assets	$186,811	$5,410	$31,594	$6,588	$(31,908)	$198,495

NOTE 19 - PARENT COMPANY ONLY FINANCIAL DATA

The following sets forth condensed financial information of the Company on a stand-alone basis:

Statements of Condition
(unconsolidated)
	December 31,
(dollars in thousands)	2001	2000
ASSETS
Cash and cash equivalents	$424	$1,365
Investment in bank subsidiary	30,306	27,830
Investment in non-bank subsidiary	194	2,510
Receivables due from non-bank subsidiary	450	1,400
Other assets	344	379
Total assets	$31,718	$33,484
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term borrowings	$2,945	$3,000
Other liabilities	25	75
Total liabilities	2,970	3,075
SHAREHOLDERS' EQUITY	28,748	30,409
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,718	$33,484

Statements of Operations
(unconsolidated)
	Years Ended December 31,
(dollars in thousands)	2001	2000	1999
INCOME
Income from subsidiaries	$86	$416	$571
Other income	30	-	15
Total income	116	416	586
EXPENSES
Interest expense	245	-	-
Other expense	717	764	907
Total expense	962	764	907
Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(846)	(348)	(321)
Income tax benefit	208	80	95
Net loss before equity in undistributed earnings of subsidiaries	(638)	(268)	(226)
Equity in undistributed earnings (losses) of subsidiaries	(812)	1,137	882
NET INCOME (LOSS)	$(1,450)	$869	$656

NOTE 19 - PARENT COMPANY ONLY FINANCIAL DATA - (continued)

Statements of Cash Flows
(unconsolidated)
	Years Ended December 31,
	2001	2000	1999
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,450)	$869	$656
Adjustments to reconcile net income (loss) to net cash from operating activities:
Undistributed earnings (losses) of subsidiaries	812	(1,137)	(882)
Decrease (increase) in other assets	35	302	(359)
Decrease in other liabilities	(50)	(29)	(7)
Net cash from operating activities	(653)	5	(592)
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in loans	-	492	(500)
Acquisition of business, net of cash acquired	-	-	(967)
Advances to subsidiaries	(12,400)	(32,925)	(5,104)
Repayment of advances to subsidiaries	12,350	26,318	3,393
Net cash from investing activities	(50)	(6,115)	(3,178)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form issuance of long-term debt	-	3,000	-
Net repayments of long-term borrowings	(55)	-	-
Purchase of treasury stock	-	(1,784)	(732)
Proceeds from issuance of common stock	17	39	34
Dividends paid	(200)	(281)	(281)
Net cash from financing activities	(238)	974	(979)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(941)	(5,136)	(4,749)
CASH AND CASH EQUIVALENTS, beginning of year	1,365	6,501	11,250
CASH AND CASH EQUIVALENTS, end of year	$424	$1,365	$6,501

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years ended December 31, 2001 and 2000:

(dollars in thousands)	March 31	June 30	September 30	December 31
2001
Interest income	$6,593	$7,063	$6,955	$6,616
Interest expense	3,220	3,622	3,540	3,000
Net interest income	3,373	3,441	3,415	3,616
Provision for loan losses	(252)	(355)	(2,125)	(2,530)
Non-interest income	1,797	2,456	1,820	3,518
Non-interest expense	4,175	4,789	4,519	5,991
Income (loss) before provision (benefit) for income taxes	743	753	(1,409)	(1,387)
Provision (benefit) for income taxes	286	337	(457)	(16)
Net income (loss)	$457	$416	$(952)	$(1,371)
Basic earnings (loss) per share	$0.12	$0.11	$(0.26)	$(0.37)
Diluted earnings (loss) per share	$0.12	$0.11	$(0.25)	$(0.37)

(dollars in thousands)	March 31	June 30	September 30	December 31
2000
Interest income	$4,597	$5,011	$6,594	$6,646
Interest expense	1,671	2,134	2,999	3,136
Net interest income	2,926	2,877	3,595	3,510
Provision for loan losses	(370)	(371)	(214)	(200)
Non-interest income	1,006	1,222	1,473	1,509
Non-interest expense	3,852	3,371	4,315	3,945
Income (loss) before provisions (benefit) for income taxes	(290)	357	539	874
Provision (benefit) for income taxes	(80)	119	203	369
Net income (loss)	$(210)	$238	$336	$505
Basic earnings (loss) Per share	$(0.05)	$0.06	$0.09	$0.13
Diluted earnings (loss) per share	$(0.05)	$0.06	$0.09	$0.13

Included in the quarters ended September 30, 2001 and December 31, 2001 were substantial increases to the provision for loan losses. Due in part to the rapid decline in the local, regional, and national economy during 2001, many loans that were performing prior to 2001, became impaired during the year. The Company, because it has adopted a more conservative approach in its internal loan grading system, charged-off many of these loans during 2001, rather than waiting to see if economic conditions would reverse and the credits would rebound. As these loans were charged-off and additional loans were downgraded requiring higher specific reserves, additional substantial provisions were made to the reserves during the quarters ended September 30, 2001 and December 31, 2001.

The quarter ended December 31, 2001 results of operation included a $2.3 million net loss from the Company's finance subsidiary, Business Finance Corporation. During this quarter, a provision for loan losses of $1.6 million was recorded to fully reserve for the charge-off of uncollectible credits. A 2001 internal review of the BFC receivables, the adequacy of the underlying collateral, and the strength of the borrowers, uncovered numerous deficiencies. Pending bankruptcies of several borrowers accounted for over $1.1 million of the impairment. These factors, combined with a low market valuation of the BFC segment were part of an analysis of the carrying value of goodwill on the balance sheet of BFC that revealed an impairment of that asset, so the Company wrote down the goodwill asset value to zero. This decision resulted in an increase in non-interest expense of $1.2 million during the quarter ended December 31, 2001. While these substantial provisions were necessary, with the subsequent sale of BFC in February of 2002, management believes it won't reoccur.

NOTE 21 - SUBSEQUENT EVENT

On March 8, 2002, a lawsuit was filed in the King County, Washington Superior Court against the Company by Independent Financial Network, Inc. ("IFN"), and one of IFN's shareholders, Scott Rerucha. The Company acquired certain assets and operations from IFN in 1999 pursuant to a purchase agreement with IFN, Mr. Rerucha, and other individuals. The operations acquired from IFN are the core of the Company's Bay Mortgage division. The complaint alleges, among other things, that the Company has materially breached its obligations under the purchase agreement and requests that the plaintiffs be awarded unspecified damages and that Mr. Rerucha be relieved of his non-competition obligations under the purchase agreement. The Company does not believe it has breached its obligations under the IFN agreement and intends to vigorously defend this action. The Company believes the potential damages awarded, if any, will not materially affect the Company's financial position, results of operation or cash flows. However, if Mr. Rerucha is relieved of his non-competition obligations, it is difficult to assess the potential impact on the earning potential of the Company's mortgage segment. The non-competition obligation currently extends through July 2004.

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

b .The exhibit list is set forth on the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of January 2003.

COWLITZ BANCORPORATION
(Registrant)

/s/ Don P. Kiser
Don P. Kiser
Vice President, Chief Financial Officer, and Secretary
Acting Officer-in-Charge

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 17th day of January 2003.

Principal Executive Officer:

/s/ Don P. Kiser
Don P. Kiser
Vice President, Chief Financial Officer, and Secretary
Acting Officer-in-Charge

I, Don P. Kiser, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Cowlitz Bancorporation;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

Date: January 17, 2003

/s/ Don P. Kiser
Don P. Kiser
Chief Financial Officer
Acting Officer-in-Charge
Cowlitz Bancorporation

Principal Accounting Officer:

/s/ Don P. Kiser
Don P. Kiser
Vice President/Chief Financial Officer/Secretary

I, Don P. Kiser, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Cowlitz Bancorporation;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

Date: January 17, 2003

/s/ Don P. Kiser
Don P. Kiser, Chief Financial Officer
Cowlitz Bancorporation

EXHIBIT INDEX

3.1*	Restated and Amended Articles of Incorporation of Registrant.
3.2*	Bylaws of Registrant.
10.1*	Advances Security and Deposit Agreement dated March 29, 1991 between Federal Home Loan Bank of Seattle and Cowlitz Bank.
10.2*	Federal Home Loan Bank of Seattle Form of Promissory Note (Credit Line Fixed Rate Advance).
10.4*	Lease Agreement dated October 7, 1963 between Twin City Development Co. and Bank of Cowlitz County.
10.5*	Assignment of Lease dated March 4, 1976 between Bank of the West and Old National Bank of Washington.
10.6*	Assignment of Lease dated March 30, 1979 between Old National Bank of Washington and Pacific National Bank of Washington.
10.7*	Extension of Lease dated April 1, 1989 between Triangle Development Company and First Interstate Bank of Washington, N.A.
10.9*	Employment Agreement dated January 1, 1998 between Cowlitz Bancorporation and Ben Namatinia.
10.10*	Cowlitz Bancorporation 1997 Stock Option Plan.
10.11*	Form of Stock Option Agreement.
10.12*	Cowlitz Bancorporation Employee Stock Purchase Plan.
11.1	Computation of Per Share Earnings. (Included in Note 1 to the Consolidated Financial Statements included herein)
21	List of all Subsidiaries of the Registrant
Cowlitz Bank Business Finance Corporation
23.1	Consent of Moss Adams LLP
23.2	Consent of Arthur Andersen LLP
99.1	Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included (or incorporated by reference) in the Form 10-K, into the Company's previously filed Registration Statement Files Nos. 333-48607, 333-92274, and 333-92272.

Portland, Oregon

/s/ Moss Adams LLP

January 15, 2003

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

March 22, 2002

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the ""Registrant"") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-K/A for the period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the ""Report""), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Don P. Kiser
Don P. Kiser
Chief Financial Officer
Acting Officer-in-Charge
Cowlitz Bancorporation

/s/ Don P. Kiser
Don P. Kiser
Chief Financial Officer
Cowlitz Bancorporation

January 17, 2003