Form 10-Q/A
period 2002-03-31
COWLITZ BANCORPORATION
filed 2003-01-17
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q/A
[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the quarter ended March 31, 2002

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from to

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1529841 (IRS Employer Identification No.)
927 Commerce Ave., Longview, Washington (Address of principal executive offices)	98632 (Zip Code)

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

Yes [ X ]      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 2002:          3,732,172 shares

TABLE OF CONTENTS

Part 1.  Financial Statements

COWLITZ BANCORPORATION CONSOLIDATED STATEMENTS OF CONDITION (in thousands of dollars, except number of shares)
(unaudited)	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$58,961	$50,177
Investment securities:
Investments available-for-sale (at fair value, cost of $41,795 and
$30,172 at March 31, 2002 and December 31, 2001,	41,638	30,188
Investments held-to-maturity (at amortized cost, fair value of
$1,852 and $4,157 at March 31, 2002 and December 31, 2001, respectively	1,819	4,115
Total investment securities	43,457	34,303

Federal Home Loan Bank stock, at cost	3,593	3,531

Loans held for sale	18,898	37,322

Loans, net of deferred loan fees	226,101	235,212
Allowance for loan losses	(5,617)	(5,997)
Loans, net	220,484	229,215
Premises and equipment, net of accumulated depreciation of $4,164
and $4,029 at March 31, 2002 and December 31, 2001, respectively	5,052	5,235
Goodwill	2,352	3,560
Intangible assets, net of accumulated amortization of $1,269 and
$1,203 at March 31, 2002 and December 31, 2001, respectively	700	767
Accrued interest receivable and other assets	6,649	6,550
Total assets	$360,146	$370,660

LIABILITIES
Deposits:
Non-interest-bearing demand	$43,243	$43,225
Savings and interest-bearing demand	97,259	96,587
Certificates of deposit	165,648	175,678
Total deposits	306,150	315,490
Short-term borrowings	3,325	2,750
Long-term borrowings	18,933	19,009
Accrued interest payable and other liabilities	3,029	4,663
Total liabilities	331,437	341,912

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized
as of March 31, 2002 and December 31, 2001, no
shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 authorized as of
March 31, 2002 and December 31, 2001; 3,732,172
and 3,692,560 shares issued and outstanding at June 30, 2002
and December 31, 2001, respectively	17,019	16,802
Additional paid-in capital	1,538	1,538
Retained earnings	10,270	10,398
Accumulated other comprehensive income, net of taxes	(118)	10
Total shareholders' equity	28,709	28748
Total liabilities and shareholders' equity	$360,146	$370,660

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands of dollars, except per share amount)
	Three months ended March 31,		Year Ended December 31,
	2002	2001	2001
(unaudited)
INTEREST INCOME
Interest and fees on loans	$5,060	$6,186	$25,088
Interest on taxable investment securities	367	184	848
Interest on non-taxable investment securities	2	2	8
Other interest and dividend income	260	221	1,283
Total interest income	5,689	6,593	27,227
INTEREST EXPENSE
Savings and interest-bearing demand	396	605	2,600
Certificates of deposit	1,892	2,218	9,382
Short-term borrowings	10	33	115
Long-term borrowings	237	364	1,285
Total interest expense	2,535	3,220	13,382
Net interest income before provision for loan losses	3,154	3,373	13,845
PROVISION FOR LOAN LOSSES	(300)	(252)	(5,262)
Net interest income after provision for loan losses	2,854	3,121	8,583
NON-INTEREST INCOME
Service charges on deposit accounts	178	190	737
Gains on loans sold	1,174	757	4,872
Escrow fees	222	184	895
Fiduciary income	71	61	238
Credit card income	125	143	507
Brokerage Fees	605	403	2,450
Gain on sale of subsidiary	423	-	-
Net gains (losses) on sale of repossessed assets	2	(15)	(429)
Other income	61	56	232
Net gains on sales of available-for-sale securities	-	18	89
Total non-interest income	2,861	1,797	9,591
NON-INTEREST EXPENSE
Salaries and employee benefits	2,446	2,165	9,365
Net occupancy and equipment expense	555	615	2,440
Impairment of goodwill	-	-	1,215
Business taxes	163	128	613
Amortization of intangibles	66	147	582
Net cost of operation of other real estate	84	15	144
Data processing and communications	103	126	543
Professional fees	301	146	641
Postage and freight	125	109	478
Credit card expense	116	107	408
FDIC insurance	147	833	1,180
Other operating expense	568	545	2,831
Total non-interest expense	4,674	4,175	19,474
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	1,041	743	(1,300)
Income tax expense (benefit)	378	286	150
INCOME BEFORE CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE	663	457	(1,450)
CUMULATIVE EFFECT ON PRIOR YEARS OF ACCTG
CHANGE (Less applicable income taxes of $417,000)	791	-	-
NET INCOME	$(128)	$457	$(1,450)
BASIC EARNINGS PER SHARE OF COMMON STOCK	$(0.03)	$0.12	$(0.39)
DILUTED EARNINGS PER SHARE-COMMON STOCK	$(0.03)	$0.12	$(0.39)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX PER DILUTED SHARE OF COMMON STOCK	$(0.21)	$-	$-

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands of dollars, except per share amount)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Equity	Income (loss)
BALANCE AT DECEMBER 31, 2000	3,689,327	$16,785	$1,538	$12,048	$38	$30,409
Comprehensive Income:
Net loss	-	-	-	(1,450)	-	(1,450)	$(1,450)
Net change in unrealized gains on
investments available-for-sale, net
of deferred taxes of $8	-	-	-	-	(28)	(28)	(28)
Comprehensive loss	-	-	-	-	-	-	(1,478)
Issuance of common stock for cash	3,233	17	-	-	-	17
Cash dividends paid ($.05 per share)	-	-	-	(200)	-	(200)

BALANCE AT DECEMBER 31, 2001	3,692,560	16,802	1,538	10,398	10	28,748
Comprehensive Income:
Net income	-	-	-	(128)	-	(128)	$(128)
Net change in unrealized gains on
investments available-for-sale, net
of deferred taxes of $157	-	-	-	-	(128)	(128)	(128)
Comprehensive income	-	-	-	-	-	-	$(256)
Issuance of common stock for cash	39,612	217	-	-	-	217

BALANCE AT MARCH 31, 2002	3,732,172	$17,019	$1,538	$10,270	$(118)	$28,709
(unaudited)

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of dollars)
	Three months ended
	March 31,
	2002	2001
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(128)	$457
Adjustments to reconcile net income to net cash provided by
Operating activities
Deferred tax benefit	27	8
Depreciation and amortization	248	354
Change in accounting principle	1,208	-
Provision for loan losses	300	252
Net gain on sale of subsidiary	(423)	-
Net gains on sales of investments available-for-sale	-	(18)
Net amortization of investment security premiums and accretion
of discounts	36	(2)
Net losses (gains) on sales of foreclosed assets	(2)	(15)
Gains on loans sold	(1,174)	(639)
Origination of loans held for sale	(92,936)	(101,880)
Proceeds of loans sales	112,534	62,549
Increase in accrued interest receivable and other assets	(123)	(347)
Increase (decrease) accrued interest payable and other liabilities	(1,421)	242
Federal Home Loan Bank stock dividends	(62)	(54)
Net cash from operating activities	18,084	39,093
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities
held-to-maturity	2,598	990
Proceeds from sales and maturities of investment securities
available-for-sale	5,387	2,156
Proceeds from sales of foreclosed assets	83	240
Purchases of investment securities:
Held-to-maturity	(300)	(99)
Available-for-sale	(17,048)	(2,250)
Net (increase) decrease in loans	8,720	10,395
Net cash paid from sale of subsidiary	(104)	-
Purchases of premises and equipment	(12)	(98)
Net cash from investment activities	(676)	(9,456)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings, and interest bearing
demand deposits	690	19,026
Net increase (decrease) in certificates of deposit	(10,030)	24,980
Dividends paid	-	(67)
Net increase in short-term borrowings	575	2,050
Repayment of long-term borrowings	(76)	(46)
Issuance of common stock for cash, net of amount paid for
fractional shares and offering costs	217	6
Net cash from financing activities	(8,624)	45,949
Net increase (decrease) in cash and cash equivalents	8,784	2,600
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,177	25,589
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,961	$22,989

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

The Company's goal is to expand its position as a community-based provider of financial services. The Company's growth strategy is based on providing both exceptional personal service and a wide range of financial services to its customers. This is done by emphasizing personal service and developing strong community ties, offering financial products and services that are focused on small and medium-sized businesses, and increasing business volume in existing markets. In accordance with this strategy, during 1999 and 2000, the Company acquired or opened several mortgage and escrow branches. Bay Mortgage and Bay Escrow of Bellevue, Washington, Bay Mortgage and Bay Escrow of Seattle, Washington, Bay Mortgage of Silverdale, Washington, and Bay Mortgage of Vancouver, Washington (collectively "Bay Mortgage") have joined together with the Longview mortgage operations as a mortgage lending services branch of Cowlitz Bank. Bay Mortgage serves customers throughout the greater Bellevue/Seattle market area, Cowlitz County, and through the Vancouver office, the greater Portland, Oregon market. The Bank also expanded its commercial banking activities in the Seattle/Bellevue area with the September 1999 opening of a branch in Bellevue, Washington, which is doing business as Bay Bank. In mid-2000, the Company acquired Northern Bank of Commerce ("NBOC") of Portland, Oregon, which operates as a branch of the Bank doing business as Northern Bank of Commerce. NBOC operates its main office in downtown Portland, and has 12 limited service branches located within retirement centers in the Portland metropolitan area.

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

5.     Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income/ (Loss)	Weighted Avg. Shares	Per Share Amount

	For the three months ended March 31, 2002
Basic earnings per share	$(128)	3,699,519	$(0.03)
Stock Options		46,564
Diluted earnings per share	$(128)	3,746,083	$(0.03)

	For the three months ended March 31, 2001
Basic earnings per share	$457	3,690,457	$0.12
Stock Options		32,470
Diluted earnings per share	$457	3,722,827	$0.12

Options to purchase 538,106 shares of common stock with exercise prices ranging from $5.71 to $12.00, with an average price of $8.56, were outstanding at March 31, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2007-2010.

6.     Recently Issued Accounting Standards

SFAS Nos. 141, 142, 143, and 144

Statement of Financial Accounting Standard (SFAS) No. 141 - "Business Combinations" addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has adopted this standard, but the adoption is not expected to have a material impact to the Company's financial position or results of operations.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Statement of Financial Accounting Standard (SFAS) No. 142 - "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has adopted this standard effective January 1, 2002. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

Acquired intangible assets consisted of the following at the periods indicated:

	At March 31, 2002		At December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core Deposits	$1,970	$(1,270)	$1,970	$(1,203)

Unamortized intangible assets
Goodwill	$2,840	$(488)	$4,048	$(488)

The changes in the carrying amount of goodwill for the periods indicated are as follows:

	Three Months Ended March 31, 2002
	Commercial	Mortgage
	Banking	Banking	Other	Total
Balance beginning of period	852	2,708	-	3,560
Goodwill amortized during period	-	-	-	-
Impairment losses recognized under SFAS No. 142		(1,208)		(1,208)
Balance end of period	$852	$1,500	$-	$2,352

	Three Months Ended March 31, 2001
	Commercial	Mortgage
	Banking	Banking	Other	Total
Balance beginning of period	914	2,097	1,307	4,318
Goodwill amortized during period	(16)	(40)	(25)	(81)
Balance end of period	$898	$2,057	$1,282	$4,237

	Year Ended December 31, 2001
	Commercial	Mortgage
	Banking	Banking	Other	Total
Balance beginning of period	914	2,097	1,307	4,318
Goodwill amortized during period	(62)	(161)	(92)	(315)
Impairment losses recognized under SFAS No. 121			(1,215)	(1,215)
Addition to goodwill -Bay mortgage earn-out payments		772		772
Balance end of period	$852	$2,708	$-	$3,560

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Future estimated amortization expense for core deposit intangibles consist of the following for the years ended December 31:

2003	265
2004	236
2005	-
2006	-
2007	-
Thereafter	-
Total	$501

The aggregate amortization expense for the quarter ended March 31, 2002 and 2001 amounted to $66,000 and $147,000, respectively. Aggregate amortization expense for the quarter ended March 31, 2001 includes $81,000 of amortization expense attributed to Goodwill, which is no longer being amortized according to the provisions of SFAS No. 142.

The transitional disclosure requirements of SFAS No. 142 require presentation of income for all periods reported, adjusted for amortization expense for all goodwill and intangible assets. The following adjusted income amounts are reconciled to reported net income:

	(Pro forma)
	Three months ended
(unaudited)	March 31,		December 31,
(in thousands of dollars, except per share amount)	2002	2001	2001
Reported net income	$(128)	$457	$(1,450)
Add back: Goodwill amortization, net of tax	-	53	208
Restated net income	$(128)	$510	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$(0.03)	$0.12	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$(0.03)	$0.13	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$(0.03)	$0.12	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$(0.03)	$0.13	$(0.33)

The Company has applied the new rules on accounting for goodwill and other intangible assets during the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $325,000 per year. Amortization expense on intangible assets was $66,000 for the three months ended March 31, 2002 compared to $147,000 for the same period of 2001. During the first quarter of 2002, upon adoption of SFAS 142, the Company performed a transitional impairment test of goodwill and indefinite lived intangible assets. The effect of changing to this new accounting principle is a one-time charge of $791,000 net of tax, related to the Company's mortgage banking segment. The impairment test was performed using a market valuation approach, utilizing recent sales data of similar mortgage operations, combined with an estimate of the Company's current value. This combined valuation was below the segment's asset value, so the goodwill value was adjusted to reflect the impairment. The writedown is included in the Company's consolidated statement of operations as a separately captioned item entitled "Cumulative Effect on Prior Years of Accounting Change." The Company does not anticipate any additional future impairment charges related to the carrying value of its goodwill, and no adjustments will be made to the current quarter's final calculated impairment charge of $791,000.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Statement of Financial Accounting Standard (SFAS) No. 143 - "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, so will become effective for the Company in the first quarter of 2003.

Statement of Financial Accounting Standard (SFAS) No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. Application of SFAS No. 144 was effective on January 1, 2002, at which time the Company adopted this standard.

The Company does not anticipate that the adoption of Statement Nos. 143 and 144 will have a material effect on its financial position or results of operations.

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

The components of comprehensive income (loss) for the three month periods ended March 31, 2002 and 2001 and the twelve month period ended December 31, 2001, are as follows:

	Three months ended		Twelve months ended
	March 31,		December 31,
	2002	2001	2002
Unrealized gain (loss) arising during
the period, net of tax	$(128)	$34	$31
Reclassification adjustment for net realized gains (losses) on securities available-for-sale included in net income during
the year, net of tax	-	18	(59)
Comprehensive income (loss)	$(128)	$16	$(28)

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

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

The community banking, asset based financing activity, and mortgage-banking activities are monitored and reported by Company management as separate operating segments. The seven separate banking offices and 12 retirement center branches have been aggregated into a single reportable segment, "Banking," and Bay Mortgage is included as a segment, "Mortgage Banking." The asset based financing segment, BFC, is reported as a separate segment in the following table below. The BFC segment was sold during the first quarter of 2002. See footnote 9 for a detailed discussion of the sale of BFC.

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

	Three months ended March 31, 2002
	Banking	Mortgage Banking	Holding Company	BFC	Intersegment	Consolidated
Interest income	$5,264	$744	$3	$130	$(452)	$5,689
Interest expense	2,479	425	59	24	(452)	2,535
Net interest income	2,785	319	(56)	106	-	3,154
Provision for loan loss	300	-	-	-	-	300
Non-interest income	401	2,037	423	-	-	2,861
Non-interest expense	2,634	1,722	185	133	-	4,674
Income (loss) before tax	252	634	182	(27)	-	1,041
Income tax exp. (benefit)	98	219	70	(9)	-	378
Income (loss) before change
in accounting principle	154	415	112	(18)	-	663
Change in accounting
principle net of tax	-	791	-	-	-	791
Net income(loss)	$154	$(376)	$112	$(18)	$-	$(128)
Depreciation/amortization	$217	$29	$-	$2	$-	$248
Total assets	$356,446	$37,936	$31,718	$-	$(65,954)	$360,146

	Three months ended March 31, 2001
	Banking	Mortgage Banking	Holding Company	BFC	Intersegment	Consolidated
Interest income	$5,977	$759	$44	$337	$(524)	$6,593
Interest expense	3,172	437	63	72	(524)	3,220
Net interest income	2,805	322	(19)	265	-	3,373
Provision for loan loss	210	-	-	42	-	252
Non-interest income	453	1,344	-	-	-	1,797
Non-interest expense	2,502	1,313	169	191	-	4,175
Income (loss) before tax	546	353	(188)	32	-	743
Provision (benefit) for income taxes	194	120	(47)	19	-	286
Net income(loss)	$352	$233	$(141)	$13	$-	$457
Depreciation/amortization	$257	$68	$-	$29	$-	$354
Total assets	$337,041	$67,786	$33,807	$5,599	$(100,671)	$343,562

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

9.     Business Acquisitions and Sales

The current year to date net income also includes a gain on the sale of the Company's finance subsidiary, Business Finance Corp (BFC). BFC was purchased in August of 1998 in order to diversify the Company's holdings and to provide accounts receivable financing as an additional income source and an additional service to customers in the Western United States. However, during 2001, due to a poor return on investment, and a desire to focus its resources more fully on the core banking business, the Company began evaluating alternatives for this segment, including the possibility of selling the segment or reducing the level and scope of its operations. Charges taken in the fourth quarter of 2001 related to loan loss provisions and goodwill impairment, also contributed to the Company's decision to reduce its future commitment and investment in this segment. A formal plan of disposal for the segment was established in January of 2002. The only cost associated with the disposal of the BFC segment was for severance pay and this amount, which was recognized during the first quarter, was not significant.

On February 15, 2002, after a thorough evaluation of options had been considered by management, the Company completed its sale of BFC and recognized a pre-tax gain of $423,000 from the sale of BFC's remaining assets. The assets sold consisted primarily of the segment's collateralized factored receivable accounts that also possessed a positive credit and collection history. Because the final decision to sell BFC was not made until January 2002, the gain was not reported for the year ending December 31, 2002 in accordance with the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which was effective through December 31, 2001 until it was later superceded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for the Company beginning January 1, 2002. The following table summarizes the sale transaction.

(dollars in thousands)
Net finance receivables sold	$2,511
Other assets sold	120
Total assets sold	2,631
Loans assumed	2,800
Other liabilities assumed	213
Due from purchaser	41
Total liabilities assumed and due from purchaser	3,054
Pre-tax gain on sale	$423

10.     Commitments and Contingencies

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

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Certain of the Company's long-term borrowings have restrictive covenants that require the Company to maintain minimum levels of net income to required annual debt-service payments. At March 30, 2001, the Company was in violation of a covenant requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarter ended March 31, 2002 was received from the Company's lender on May 6th, 2002. If the Company remains in violation of this debt covenant in future quarters, the lender has the discretion to require immediate repayment of the balance due, or repossess the collateral for this note. The Company does not anticipate remaining in violation of this covenant in future quarters.

11.     Subsequent Events: NONE

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

The following pro forma table restates prior period net income and earnings per share as if SFAS No. 142 had been in effect.

	(Pro forma)
	Three months ended
(unaudited)	March 31,		December 31,
(in thousands of dollars, except per share amount)	2002	2001	2001
Reported net income	$(128)	$457	$(1,450)
Add back: Goodwill amortization, net of tax	-	53	208
Restated net income	$(128)	$510	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$(0.03)	$0.12	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$(0.03)	$0.13	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$(0.03)	$0.12	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$(0.03)	$0.13	$(0.33)

The current quarter net income also includes a gain on the sale of the Company's finance subsidiary, Business Finance Corp (BFC), of $284,000 after tax or $.08 per diluted share. BFC was purchased in August of 1998 in order to diversify the Company's holdings and to provide accounts receivable financing as an additional income source and an additional service to customers in the Western United States. However, during 2001, due to a poor return on investment, and a desire to focus its resources more fully on the core banking business, the Company began evaluating alternatives for this segment, including the possibility of selling the segment or reducing the level and scope of its operations. Charges taken in the fourth quarter of 2001 related to loan loss provisions and goodwill impairment, also contributed to the Company's decision to reduce its future commitment in this segment. A formal plan of disposal for the segment was established in January of 2002. The only cost associated with the disposal of the BFC segment was for severance pay and this amount, which was recognized during the first quarter, was not significant.

On February 15, 2002, after a thorough evaluation of options had been considered by management, the Company completed its sale of BFC and recognized a pre-tax gain of $423,000 from the sale of remaining assets. The assets sold consisted primarily of the segment's collateralized factored receivable accounts that also possessed a positive credit and collection history. Because the final decision to sell BFC was not made until January 2002, the gain was not reported for the year ended December 31, 2001 in accordance with the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which was effective through December 31, 2001 until it was later superceded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for the Company beginning January 1, 2002. The following table summarizes the sale transaction.

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

The decrease of $10.5 million in total liabilities is due to a drop in deposits of $9.3 million, primarily in the broker certificates of deposit. The Company has streamlined its process to sell mortgage loans into the secondary market, therefore the Company does not anticipate the volume of loans funded but not yet sold to reach the levels experienced in 2001. This allows the Company to reduce the volume of broker certificates of deposit as they mature, because the excess liquidity is no longer needed to fund the high volumes of loans originated, but not yet sold into the secondary market. At March 31, 2002, the Company had $55.6 million in broker deposits or 18.2% of the $306.2 million total deposits. Approximately $40.0 million of these broker deposits are scheduled to mature during the remainder of 2002.

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

Net interest income for the quarter ended March 31, 2002 was $3.2 million, which was a decrease of 6.5% from $3.4 million for the same period of 2001. The overall tax-equivalent earning asset yield was 6.75% for the quarter ended March 31, 2002 compared to 9.26% for the quarter ended March 31, 2001. This significant decline is primarily due to eleven cuts in the national fed funds rate, and the Company's prime rate during 2001. The volume of average earning assets increased to $337.3 million at March 31, 2002 compared to $284.9 million at March 31, 2001. The increase in earning assets volume is the result of the growth of the mortgage division during 2001. Although the mortgage loans held-for-sale volumes have declined from the levels of 2001, much of the broker CD volume is still with the Bank until the CD's mature. Instead of funding the loans held-for-sale, the majority of the cash from the CD's has been invested in the available-for-sale investment portfolio, which has increased $11.5 million, or is on deposit at the Federal Home Loan Bank. The Company anticipates a reduction in cash and due from banks as the broker certificates mature unless the funds are needed to support another dramatic increase in mortgage loan volume as experienced in 2001.

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

The decline in interest rates during 2001 has contributed to the narrowing interest spread during the first quarter of 2002 when compared to the first quarter of 2001. Prime based loans re-priced downward immediately when the prime rate was adjusted, but fixed rate liabilities, particularly CD's, did not immediately adjust to prime, so don't re-price as quickly. In the falling rate environment experienced in 2001, yields on assets declined more rapidly than the liability rates, narrowing the interest spread. With the expectation of a static interest rate environment for the majority of 2002, the Company anticipates a widening of the interest rate spread as higher rate certificates continue to mature and re-price at the current lower interest rates, while the overall loan interest rates remain relatively stable. The Company also anticipates a decline in broker certificate of deposit volumes during 2002, as discussed above, which will further widen the interest rate spread. Excess cash on deposit with the Federal Home Loan Bank earning the federal funds rate will be used to pay-off some broker certificates as they mature. The interest rate the Company is paying on these deposits is higher than the fed funds rate that is currently being earned, creating a negative interest rate spread. This imbalance will be corrected as the broker certificates mature, helping to widen the overall interest rate spread. Depending on cash flow and liquidity needs, the Company may not renew many of the broker certificates as they mature, but retains the ability to purchase additional deposits if funding or liquidity needs arise. The Company may choose to purchase deposits in the future, despite some exposure to interest rate and liquidity risks. Because broker certificates are extremely rate sensitive, they are potentially volatile deposits that will only renew at higher prices than core deposits. The interest rate risk associated with broker certificates is not as pronounced to the Company because of the deposit rate environment of its primary market, Cowlitz County. This market has a very high concentration of credit unions, which offer higher than average deposit rates, so in order to compete for core deposits, the Company's rates are also somewhat higher than average. During the time period funding was needed for the mortgage segment's growth, the cost to acquire broker certificates of deposit was lower than the Company's certificate rates.

Analysis of Net Interest Income

The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

(unaudited) (in thousands of dollars)
	Three months ended March 31,		Increase
	2002	2001	(Decrease)	Change
Interest income (1)	$5,690	$6,594	$(904)	(13.7)%
Interest expense	2,535	3,220	(685)	(21.3)%
Net interest income	$3,155	$3,374	$(219)	(6.5)%

Average interest earning assets	$337,315	$284,898	$52,417	18.4%
Average interest bearing liabilities	$284,273	$234,949	$49,324	21.0%

Average yields earned (2)	6.75%	9.26%	(2.51)%
Average rates paid (2)	3.57%	5.48%	(1.91)%
Net interest spread (2)	3.18%	3.78%	(0.60)%
Net interest margin (2)	3.74%	4.74%	(1.00)%

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

Non-Interest Income

Non-interest income consists of the following components:

	March 31,
	2002	2001
Service charge on deposit accounts	$178	$190
Gains on loans sold	1,174	757
Brokerage fees	605	403
Fiduciary income	71	61
Escrow fees	222	184
Credit Card income	125	143
ATM income	28	14
Safe deposit box fees	24	28
Gain on sale of subsidiary	423	-
Gain on sale of repossessed assets	2	(15)
Gains on sale of available-for-sale securities	-	18
Other miscellaneous fees and income	9	14

Total non-interest income	$2,861	$1,797

Non-interest income increased to $2.9 million for the three months ended March 31, 2002 from $1.8 million in the corresponding period of 2001. During the first quarter of 2002, the Company sold BFC resulting in a $423 gain. The remaining increase from quarter to quarter is due to additional non-interest income generated by mortgage lending activities including gains on loans sold, escrow fees and brokerage fees. Mortgage income accounted for 82.1% of the total non-interest income, excluding the gain on sale of subsidiary, for the first quarter of 2002, and 74.8% for the same period of 2001. The increase in mortgage income was due to the significant increase in mortgage loan volumes after February of 2001 and into the first quarter of 2002 to correspond with the decline in interest rates during 2001. Implementation of a program to charge for non-customer ATM usage has generated an additional $5,000 of ATM income for the first quarter of 2002.

Non-Interest Expense

Non-interest expense consists of the following components:

	March 31,
	2002	2001
Salaries and employee benefits	$2,446	$2,165
Net occupancy and equipment	555	615
Amortization of intangible assets	66	147
Net cost of operation of other real estate owned	84	15
Business taxes	163	128
Data processing and communications	103	126
Stationary and supplies	72	60
Credit card expense	116	107
Parking, travel and education	83	82
Loan expense	78	74
Advertising	45	50
Professional fees	301	146
Postage and freight	125	109
FDIC insurance	147	72
Other miscellaneous expenses	290	279

Total non-interest expense	$4,674	$4,175

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

The FDIC insurance has increased because in the first quarter 2001, the Bank was required to pay $.10 per $100 of domestic deposits, which has increased to $.17 per $100. The FDIC issued regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0176 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

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

The following table shows the Company's loan loss performance for the periods indicated:

(unaudited) (in thousands of dollars)	Quarter Ended March 31,	Quarter Ended March 31,	Year Ended December 31,
	2002	2001	2001
Loans outstanding at end of period	$226,101	$242,369	$235,212
Average loans outstanding during the period	230,080	$238,394	$239,678
Allowance for loan losses, beginning of period	5,997	$4,561	$4,561
Loans charged off:
Commercial	391	648	2,729
Real Estate	30	1,020	1,743
Consumer	1	5	53
Credit Cards	36	7	86
Total loans charged-off	458	1,680	4,611

Recoveries:
Commercial	32	-	115
Real Estate	25	13	652
Consumer	1	14	15
Credit Cards	9	1	3
Total recoveries	67	15	785
Provision for loan losses	300	252	5,262
Adjustment incident to sale of subsidiary	(289)	-	-
Allowance for loan losses, end of period	$5,617	$3,148	$5,997

Ratio of net loans charged-off to average loans outstanding	0.17%	0.70%	1.60%
Ratio of allowance for loan losses to loans at end of period	2.48%	1.30%	2.55%

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

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited) (in thousands of dollars)	March 31, 2002		December 31, 2001
	Amount	Percentage	Amount	Percentage
Commercial	$48,799	21.51%	$50,152	21.25%
Real estate construction	36,258	15.98	26,520	11.24
Real estate commercial	100,949	44.51	111,437	47.23
Real estate mortgage	34,922	15.39	36,190	15.34
Consumer and other	5,922	2.61	11,650	4.94
	226,850	100.00%	235,949	100.00%
Deferred loan fees	(749)		(737)
Total loans	226,101		235,212
Allowance for loan losses	(5,617)		(5,997)
Total loans, net	$220,484		$229,215

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

Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.7 million at March 31, 2002 compared to $3.2 million at December 31, 2001. The reduction to the general allowance is a combination of a reduction in total loans to $226.1 million at March 31, 2002 from $235.2 million at December 31, 2001, and a migration of about $2.1 million in loans onto the Company's watch list. Once a loan is added to the watch list, as discussed above, a specific reserve is assigned to that loan rather than a general reserve allowance.

At March 31, 2002, approximately $2.9 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $2.8 million at December 31, 2001. Specific reserves decline as those loans requiring specific reserves are reduced by either principal payments, reclassification assessments, or have been charged off, and increase as additional loans requiring specific reserves are identified. During the first three months of 2002, $393,000 of loans requiring specific reserves were charged against the reserve. This reduction in specific reserve was offset by a migration of about $2.1 of loans onto the company's watch list from the general loan pool, keeping the specific reserve allowance relatively unchanged since December 31, 2001. Total loans on the Company's watch list increased from $27.1 million at December 31, 2001 to $28.8 million at March 31, 2002.

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

The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited) (in thousands of dollars)	March 31, 2002	December 31 2001
Loans on non-accrual status	4,403	4,807
Loans past due greater than 90 days but not on non-accrual status	379	1,178
Other real estate owned	1,417	1,498
Other Assets	5	5
Total non-performing assets	6,204	7,488
Percentage of non-performing assets to total assets	1.72%	2.02%

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

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company and the Bank are required to have total capital and tier 1capital ratios of 8.0% and 4.0%, respectively. In addition, the Bank is required to maintain a tier 1 leverage capital ratio of not less than 4%. At March 31, 2002, the Company's total capital and tier 1 capital ratios were 11.05% and 9.79%, respectively; and at December 31, 2001, the company's ratios were 10.10% and 8.84%, respectively. At March 31, 2002, the Bank's total capital, tier 1 capital, and tier 1 leverage capital ratios were 11.58%, 10.32%, and 7.54%, respectively, and at December 31, 2001 were 10.72%, 9.46%, and 6.99%, respectively. The Company's ratio of shareholders' equity to average assets was 7.96%, and 8.14% at March 31, 2002 and December 31, 2001, respectively. To be considered "well capitalized"as defined by banking regulators, the Bank and the Company must maintain a total capital ratio of greater than 10%, a tier 1 capital ratio of greater than 6%, and the Bank must maintain a tier 1 leverage capital ratio of greater than 5%. At March 31, 2002 and at December 31, 2001, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations.

Part II. Other Information

Item 5

Other Information

None

Item 6

(a)    Exhibits.

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b)    Reports of Form 8-K

1.On March 29, 2002 the Company filed an 8-K containing item 5. This report announced changes in the Company's executive management and board of directors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 17, 2003
Cowlitz Bancorporation (Registrant)
By: /s/ Don P. Kiser Don P. Kiser Vice-President, Chief Financial Officer, and Secretary Acting Officer-In-Charge

CERTIFICATIONS

Principal Executive Officer:

I, Don P. Kiser, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Cowlitz Bancorporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: January 17, 2003

 /s/ Don P. Kiser
Don P. Kiser, Chief Financial Officer
Acting Officer-In-Charge
Cowlitz Bancorporation

Principal Accounting Officer:

I, Don P. Kiser, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Cowlitz Bancorporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: January 17, 2003

 /s/ Don P. Kiser
Don P. Kiser, Chief Financial Officer
Cowlitz Bancorporation

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q/A for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/ Don P. Kiser
Don P. Kiser, Chief Financial Officer
Acting Officer-In-Charge
Cowlitz Bancorporation

 /s/ Don P. Kiser
Don P. Kiser, Chief Financial Officer
Cowlitz Bancorporation

January 17, 2003