Form 10-Q/A
period 2003-01-17
COWLITZ BANCORPORATION
filed 2003-01-17
CIK 894267

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

COWLITZ BANCORPORATION
TABLE OF CONTENTS
		PAGE
Part I	Financial Statements
	Consolidated Statements of Condition - June 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations - Three months ended June 30, 2002 and June 30, 2001	4
	Consolidated Statements of Changes in Shareholders' Equity Year ended December 31, 2001 and six months ended June 30, 2002	5
	Consolidated Statements of Cash Flows Six months ended June 30, 2002 and June 30, 2001	6
	Notes to Consolidated Financial Statements	7-15
	Management's Discussion and Analysis of Financial Condition And Results of Operations	16
Part II	Other
	Other information	32
	Exhibits and Reports on Form 8-K	32
	Signatures	33
	Certification of Chief Executive Officer and Chief Financial Officer	34

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands of dollars, except number of shares)

(unaudited)	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$22,646	$50,177
Investment securities:
Investments available-for-sale (at fair value, cost of $50,276 and
$30,172 at June 30, 2002 and December 31, 2001,	50,753	30,188
Investments held-to-maturity (at amortized cost, fair value of
$2,106 and $4,157 at June 30, 2002 and December 31, 2001, respectively	2,079	4,115
Total investment securities	52,832	34,303

Federal Home Loan Bank stock, at cost	3,646	3,531

Loans held for sale	20,559	37,322

Loans, net of deferred loan fees	226,441	235,212
Allowance for loan losses	(5,525)	(5,997)
Loans, net	220,916	229,215
Premises and equipment, net of accumulated depreciation of $4,323
and $4,029 at June 30, 2002 and December 31, 2001, respectively	4,896	5,235
Goodwill	2,352	3,560
Intangible assets, net of accumulated amortization of $1,336 and
$1,203 at June 30, 2002 and December 31, 2001, respectively	634	767
Accrued interest receivable and other assets	6,769	6,550
Total assets	$335,250	$370,660

LIABILITIES
Deposits:
Non-interest-bearing demand	$44,851	$43,225
Savings and interest-bearing demand	103,445	96,587
Certificates of deposit	131,826	175,678
Total deposits	280,122	315,490
Short-term borrowings	4,100	2,750
Long-term borrowings	18,859	19,009
Accrued interest payable and other liabilities	2,209	4,663
Total liabilities	305,290	341,912

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized
as of June 30, 2002 and December 31, 2001, no
shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 authorized as of
June 30, 2002 and December 31, 2001; 3,753,172
and 3,692,560 shares issued and outstanding at June 30, 2002
and December 31, 2001, respectively	17,122	16,802
Additional paid-in capital	1,538	1,538
Retained earnings	10,986	10,398
Accumulated other comprehensive income, net of taxes	314	10
Total shareholders' equity	29,960	28748
Total liabilities and shareholders' equity	$335,250	370,660

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(unaudited)
INTEREST INCOME
Interest and fees on loans	$4,891	$6,501	$9,951	$12,687
Interest on taxable investment securities	516	155	883	339
Interest on non-taxable investment securities	5	2	7	4
Other interest and dividend income	148	405	408	626
Total interest income	5,560	7,063	11,249	13,656

INTEREST EXPENSE
Savings and interest-bearing demand	441	771	837	1,376
Certificates of deposit	1,543	2,484	3,435	4,702
Short-term borrowings	14	30	24	63
Long-term borrowings	234	337	471	701
Total interest expense	2,232	3,622	4,767	6,842
Net interest income before provision for loan losses	3,328	3,441	6,482	6,814
PROVISION FOR LOAN LOSSES	355	355	655	607
Net interest income after provision for loan losses	2,973	3,086	5,827	6,207

NON-INTEREST INCOME
Service charges on deposit accounts	171	183	349	373
Gains on loans sold	998	1,272	2,172	2,029
Escrow fees	193	206	415	390
Fiduciary income	71	59	142	120
Credit card income	132	135	257	278
Brokerage Fees	706	541	1,311	944
Gain on sale of subsidiary	-	-	423	-
Net gains (losses) on sale of repossessed assets	19	2	21	-13
Other income	45	39	106	95
Net gains on sales of available-for-sale securities	39	19	39	37
Total non-interest income	2,374	2,456	5,235	4,253

NON-INTEREST EXPENSE
Salaries and employee benefits	2,604	2,431	5,050	4,596
Net occupancy and equipment expense	545	607	1,100	1,222
Business taxes	137	156	300	284
Amortization of intangibles	67	148	133	295
Net cost of operation of other real estate	47	15	131	30
Data processing and communications	152	165	255	291
Professional fees	261	134	562	280
Postage and freight	116	125	241	234
Credit card expense	131	106	247	213
FDIC insurance	143	69	290	141
Other operating expense	612	833	1,180	1,378
Total non-interest expense	4,815	4,789	9,489	8,964
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	532	753	1,573	1,496
Income tax expense (benefit)	(184)	337	194	623
INCOME BEFORE CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE	716	416	1,379	873
CUMULATIVE EFFECT ON PRIOR YEARS OF ACCTG
CHANGE (Less applicable income taxes of $417,000)	-	-	791	-
NET INCOME	$716	$416	$588	$873

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.19	$0.11	$0.16	$0.24
DILUTED EARNINGS PER SHARE-COMMON STOCK	$0.19	$0.11	$0.15	$0.23
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX PER DILUTED SHARE OF COMMON STOCK	$-	$-	$0.21	$-

The accompanying notes are an integral part of these statements.

COWLITZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of dollars, except number of shares)

					Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (loss)
	Common Stock
	Shares	Amount
BALANCE AT DECEMBER 31, 2000	3,689,327	$16,785	$1,538	$12,048	$38	$30,409
Comprehensive Income:
Net loss	-	-	-	(1,450)	-	(1,450)	$(1,450)
Net change in unrealized gains on
investments available-for-sale, net
of deferred taxes of $8	-	-	-	-	(28)	(28)	(28)
Comprehensive loss	-	-	-	-	-	-	(1478)
Issuance of common stock for cash	3,233	17	-	-	-	17
Cash dividends paid ($.05 per share)	-	-	-	(200)	-	(200)

BALANCE AT DECEMBER 31, 2001	3,692,560	16,802	1,538	10,398	10	28,748
Comprehensive Income:
Net income	-	-	-	588	-	588	$588
Net change in unrealized gains on
investments available-for-sale, net
of deferred taxes of $157	-	-	-	-	304	304	304
Comprehensive income	-	-	-	-	-	-	$892
Issuance of common stock for cash	60,612	320	-	-	-	320

BALANCE AT JUNE 30, 2002	3,753,172	$17,122	$1,538	$10,986	$314	$29,960
(unaudited)

The accompanying notes are an integral part of these statements.

COWLTIZ BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six months ended June 30,

	2002	2001
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$588	$873
Adjustments to reconcile net income to net cash provided by
Operating activities:
Deferred tax benefit	(348)	-
Depreciation and amortization	475	710
Change in accounting principle	1,208	-
Provision for loan losses	655	607
Net gain on sale of subsidiary	(423)	-
Net gains on sales of investments available-for-sale	(39)	(37)
Net amortization of investment security premiums and accretion
of discounts	146	(5)
Net losses (gains) on sales of foreclosed assets	(21)	13
Gains on loans sold	(2,172)	(2,029)
Origination of loans held for sale	(178,406)	(227,678)
Proceeds of loans sales	197,341	184,988
Increase in accrued interest receivable and other assets	(80)	(1,416)
Increase (decrease) accrued interest payable and other liabilities	(2,241)	740
Federal Home Loan Bank stock dividends	(119)	(108)
Net cash from operating activities	16,564	(43,342)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities
held-to-maturity	2,599	8,568
Proceeds from sales and maturities of investment securities
available-for-sale	14,678	6,711
Proceeds from sales of foreclosed assets	320	345
Purchases of investment securities:
Held-to-maturity	(559)	(5,599)
Available-for-sale	(34,893)	(11,514)
Net (increase) decrease in loans	7,728	(7,625)
Net cash paid from sale of subsidiary	(104)	-
Purchases of premises and equipment	(16)	(180)
Net cash from investment activities	(10,247)	(9,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings, and interest bearing
demand deposits	8,484	37,486
Net increase (decrease) in certificates of deposit	(43,852)	51,579
Dividends paid	-	(133)
Net increase in short-term borrowings	1,350	1,050
Repayment of long-term borrowings	(150)	(2,092)
Issuance of common stock for cash, net of amount paid for
fractional shares and offering costs	320	14
Net cash from financing activities	(33,848)	87,904
Net increase (decrease) in cash and cash equivalents	(27,531)	35,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,177	25,589
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,646	$60,857

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

5.   Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted Avg. Shares	Per Share Amount

	For the three months ended June 30, 2002
Basic earnings per share	$716	3,738,245	$0.19
Stock Options		117,443
Diluted earnings per share	$716	3,855,688	$0.19

	For the three months ended June 30, 2001
Basic earnings per share	$416	3,691,865	$0.11
Stock Options		32,958
Diluted earnings per share	$416	3,724,823	$0.11

	For the six months ended June 30, 2002
Basic earnings per share	$588	3,718,989	$0.16
Stock Options		75,708
Diluted earnings per share	$588	3,794,697	$0.15

	For the six months ended June 30, 2001
Basic earnings per share	$873	3,691,115	$0.24
Stock Options		33,010
Diluted earnings per share	$873	3,724,125	$0.23

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

6.   Recently Issued Accounting Standards

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

 Acquired intangible assets consisted of the following at the periods indicated:

	At June 30, 2002		At December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Core Deposits	$ 1,970	$ (1,336)	$ 1,970	$ (1,203)

Unamortized intangible assets
Goodwill	$ 2,840	$ (488)	$ 4,048	$ (488)

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

        The changes in the carrying amount of goodwill for the periods indicated are as follows:

Three Months Ended June 30, 2002
	Commercial	Mortgage
	Banking	Banking	Other	Total
Balance beginning of period	852	1,500	-	2,352
Goodwill amortized during period	-	-	-	-
Impairment losses recognized under SFAS No. 142	-	-	-	-
Balance end of period	$ 852	$ 1,500	$ -	$ 2,352

Three Months Ended June 30, 2001
	Commercial	Mortgage
	Banking	Banking	Other	Total
Balance beginning of period	898	2,057	1,282	4,237
Goodwill amortized during period	(16)	(40)	(25)	(81)
Balance end of period	$ 882	$ 2,017	$ 1,257	$ 4,156

Six Months Ended June 30, 2002
	Commercial	Mortgage
	Banking	Banking	Other	Total
Balance beginning of period	852	2,708	-	3,560
Goodwill amortized during period	-	-	-	-
Impairment losses recognized under SFAS No. 142	-	(1,208)	-	(1,208)
Balance end of period	$ 852	$ 1,500	$ -	$ 2,352

Six Months Ended June 30, 2001
	Commercial	Mortgage
	Banking	Banking	Other	Total
Balance beginning of period	914	2,097	1,307	4,318
Goodwill amortized during period	(32)	(80)	(50)	(162)
Balance end of period	$ 882	$ 2,017	$ 1,257	$ 4,156

Future estimated amortization expense for core deposit intangibles consist of the following for the years ended December 31:

2003	265
2004	236
2005	-
2006	-
2007	-
Thereafter	-
Total	$ 501

        The aggregate amortization expense for the quarter ended June 30, 2002 and 2001 amounted to $67,000 and $148,000, respectively. Aggregate amortization expense for the quarter ended June 30, 2001 includes $81,000 of amortization expense attributed to Goodwill, which is no longer being amortized according to the provisions of SFAS No. 142. The aggregate amortization expense for the six months ended June 30, 2002 and 2001 amounted to $133,000 and $295,000, respectively. Aggregate amortization expense for the six months ended June 30, 2001 includes $162,000 of amortization expense attributed to Goodwill, which is no longer being amortized according to the provisions of SFAS No. 142.

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

        The transitional disclosure requirements of SFAS No. 142 require presentation of income for all periods reported, adjusted for amortization expense for all goodwill and intangible assets. The following adjusted income amounts are reconciled to reported net income:

	(Pro forma)
	Three months ended		Year ended
	June 30,		December 31,
(unaudited)	2002	2001	2001
Reported net income	$716	$416	$(1,450)
Add back: Goodwill amortization, net of tax	-	53	208
Restated net income	$716	$469	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.19	$0.11	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$0.19	$0.12	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.19	$0.11	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$0.19	$0.12	$(0.33)

	(Pro forma)
	Six months ended		Year ended
	June 30,		December 31,
(unaudited)	2002	2001	2001
Reported net income	$588	$873	$(1,450)
Add back: Goodwill amortization, net of tax	-	106	208
Restated net income	$588	$979	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.16	$0.24	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.03	0.06
Restated net income per share	$0.16	$0.27	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.16	$0.23	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.03	0.06
Restated net income per share	$0.16	$0.26	$(0.33)

The Company has applied the new rules on accounting for goodwill and other intangible assets during 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $325,000 per year. Amortization expense on intangible assets was $133,000 for the six months ended June 30, 2002 compared to $295,000 for the same period of 2001. During the first quarter of 2002, upon adoption of SFAS 142, the Company performed a transitional impairment test of goodwill and indefinite lived intangible assets. The effect of changing to this new accounting principle is a one-time charge of $791,000 net of tax, related to the Company's mortgage banking segment. The impairment test was performed using a market valuation approach, utilizing recent sales data of similar mortgage operations, combined with an estimate of the Company's current value. This combined valuation was below the segment's asset value, so the goodwill value was adjusted to reflect the impairment. The writedown is included in the Company's consolidated statement of operations as a separately captioned item entitled "Cumulative Effect on Prior Years of Accounting Change." The Company does not anticipate any additional future impairment charges related to the carrying value of its goodwill, and no adjustments will be made to the first quarter's final calculated impairment charge of $791,000.

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

        The components of comprehensive income/(loss) for the periods ended June 30, 2002 and 2001 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Unrealized gain (loss) arising during
the period, net of tax of $236, $(31), $170, and $(16)	$458	$(60)	$330	$(32)
Reclassification adjustment for net realized gains on
securities available-for-sale included in net income during
the year, net of tax of $13, $7, $13, and $13	26	12	26	24
	$432	$(72)	$304	$(56)

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

Three months ended June 30, 2002
		Mortgage	Holding
	Banking	Banking	Company	Other	Intersegment	Consolidated
Interest income	$5,176	$699	$3	$-	$(318)	$5,560
Interest expense	2,204	288	58	-	(318)	2,232
Net interest income	2,972	411	(55)	-	-	3,328
Provision for loan loss	400	-	(45)	-	-	355
Non-interest income	451	1,923	-	-	-	2,374
Non-interest expense	2,765	1,977	73	-	-	4,815
Income (loss) before tax	258	357	(83)	-	-	532
Income tax exp. (benefit)	$99	$123	$(406)	$-	$-	$(184)
Net income(loss)	$159	$234	$323	$-	$-	$716
Depreciation/amortization	$197	$28	$-	$-	$-	$225

Three months ended June 30, 2001
		Mortgage	Holding
	Banking	Banking	Company	Other	Intersegment	Consolidated
Interest income	$6,496	$1,153	$20	$306	$(912)	$7,063
Interest expense	3,611	800	60	63	(912)	3,622
Net interest income	2,885	353	(40)	243	-	3,441
Provision for loan loss	211	106	-	38	-	355
Non-interest income	399	2,057	-	-	-	2,456
Non-interest expense	2,571	1,694	319	205	-	4,789
Income (loss) before tax	502	610	(359)	-	-	753
Income tax exp. (benefit)	$179	$207	$(58)	$9	$-	$337
Net income(loss)	$323	$403	$(301)	$(9)	$-	$416
Depreciation/amortization	$257	$71	$-	$28	$-	$356

13 COWLITZ BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (amounts in thousands, except number of shares and per share amounts)
Six months ended June 30, 2002
		Mortgage	Holding
	Banking	Banking	Company	Other	Intersegment	Consolidated
Interest income	$10,476	$1,443	$6	$130	$(806)	$11,249
Interest expense	4,719	713	117	24	(806)	4,767
Net interest income	5,757	730	(111)	106	-	6,482
Provision for loan loss	700	-	(45)	-	-	655
Non-interest income	852	3,960	423	-	-	5,235
Non-interest expense	5,399	3,699	258	133	-	9,489
Income (loss) before tax	510	991	99	(27)	-	1,573
Income tax exp. (benefit)	197	342	(336)	(9)	-	194
Income (loss) before change
in accounting principle	313	649	435	(18)	-	1,379
Change in accounting
principle net of tax	-	(791)	-	-	-	-791
Net income(loss)	$313	$(142)	$435	$(18)	$-	$588
Depreciation/amortization	$414	$57	$-	$2	$-	$473
Total assets	$331,272	$40,299	$32,901	$-	$(69,222)	$335,250

Six months ended June 30, 2001
		Mortgage	Holding
	Banking	Banking	Company	Other	Intersegment	Consolidated
Interest income	$12,473	$1,912	$64	$643	$(1,436)	$13,656
Interest expense	6,783	1,237	123	135	(1,436)	6,842
Net interest income	5,690	675	(59)	508	-	6,814
Provision for loan loss	421	106	-	80	-	607
Non-interest income	852	3,401	-	-	-	4,253
Non-interest expense	5,073	3,007	488	396	-	8,964
Income (loss) before tax	1,048	963	(547)	32	-	1,496
Income tax exp. (benefit)	373	327	(105)	28	-	623
Net income(loss)	$675	$636	$(442)	$4	$-	$873
Depreciation/amortization	$514	$139	$-	$57	$-	$710
Total assets	$379,365	$74,759	$34,024	$5,718	$(107,507)	$386,359

9.   Business Acquisitions and Sales:

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

10.   Commitments and Contingencies:

        Certain of the Company's long-term borrowings have restrictive covenants that require the Company to maintain minimum levels of net income to required annual debt-service payments. At March 30, 2001, the Company was in violation of a covenant requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarter ended March 31, 2002 was received from the Company's lender on May 6th, 2002. Upon receipt of this waiver, the Company was in full compliance with the terms and conditions of this long-term borrowing and its covenants. If the Company violates this debt covenant in future quarters, the lender has the discretion to require immediate repayment of the balance due, repossess the collateral for this note, or issue a waiver for the violation. The Company was not in violation at June 30, 2002, and does not anticipate a violation of this covenant in future quarters.

11.   Subsequent Events: None.

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

	(Pro forma)
	Three months ended		Year ended
	June 30,		December 31,
(unaudited)	2002	2001	2001
Reported net income	$716	$416	$(1,450)
Add back: Goodwill amortization, net of tax	-	53	208
Restated net income	$716	$469	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.19	$0.11	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$0.19	$0.12	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share	$0.19	$0.11	$(0.39)
Add back: Goodwill amortization per share, net of tax	-	0.01	0.06
Restated net income per share	$0.19	$0.12	$(0.33)

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

(unaudited)		(Pro forma)
		Six months ended		Year ended
		June 30,		December 31,
		2002	2001	2001
Reported net income		$588	$873	$(1,450)
Add back: Goodwill amortization, net of tax	-	-	106	208
Restated net income		$588	$979	$(1,242)
BASIC EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share		$0.16	$0.24	$(0.39)
Add back: Goodwill amortization per share, net of tax		-	0.03	0.06
Restated net income per share		$0.16	$0.27	$(0.33)
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Reported net income per share		$0.16	$0.23	$(0.39)
Add back: Goodwill amortization per share, net of tax		-	0.03	0.06
Restated net income per share		$0.16	$0.26	$(0.33)

        The current year to date net income also includes a gain on the sale of the Company's finance subsidiary, Business Finance Corp (BFC), of $284,000 after tax or $.08 per diluted share. BFC was purchased in August of 1998 in order to diversify the Company's holdings and to provide accounts receivable financing as an additional income source and an additional service to customers in the Western United States. However, during 2001, due to a poor return on investment, and a desire to focus its resources more fully on the core banking business, the Company began evaluating alternatives for this segment, including the possibility of selling the segment or reducing the level and scope of its operations. Charges taken in the fourth quarter of 2001 related to loan loss provisions and goodwill impairment, also contributed to the Company's decision to reduce its future commitment and investment in this segment. A formal plan of disposal for the segment was established in January of 2002. The only cost associated with the disposal of the BFC segment was for severance pay and this amount, which was recognized during the first quarter of 2002, was not significant.

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

        The decrease in liabilities from the year ended December 31, 2001 is primarily the maturity of brokered certificates of deposits purchased to fund the rapid growth of the mortgage segment during 2001. These deposits were necessary to fund mortgage loans for 15-45 days before they are sold to the secondary market. As the volume of mortgage loan originations has declined during 2002, funding requirements have also declined, so most certificates of deposit have not been renewed as they mature. At June 30, 2002, the Company had $32.2 million in broker deposits or 11.5% of the $280.1 million total deposits. Approximately $16.6 million of these broker deposits are scheduled to mature during the remainder of 2002. The Company has the ability to purchase deposits in the future if the demand for mortgage loans should again increase.

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

Three months ended June 30, 2002 and 2001

      Net interest income for the quarter ended June 30, 2002 was $3.3 million, a slight decrease from $3.4 million for the same period of 2001. The overall tax-equivalent earning asset yield was 6.98% for the quarter ended June 30, 2002 compared to 8.54% for the quarter ended June 30, 2001. The decrease in asset yield is primarily due to eight cuts in the national fed funds rate and the Company's prime rate from April to December of 2001. Earning assets averaged $318.7 million for the three months ended June 30, 2002 compared to $330.8 million for the same period of 2001. The average volume of loans held-for-sale and net loans have declined from the second quarter of 2001 to the second quarter of 2002 by about $43.0 million, while the average volume of cash, investment securities and other earning assets have increased $30.9 million under the same comparison. As cash was increased by the payoff of loans and loans held-for-sale, the majority of it was either reinvested into the available-for-sale securities portfolio which has increased $20.6 million since year end, or used to pay for the run-off of broker certificates and other deposits as they have matured.

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

(unaudited) (in thousands of dollars)	Three months ended
	June 30,		Increase
	2002	2001	(Decrease)	Change
Interest income (1)	$5,562	$7,064	$(1,502)	(21.3)%
Interest expense	2,232	3,622	(1,390)	(38.4)%
Net interest income	$3,330	$3,442	$(112)	(3.3)%

Average interest earning assets	$318,741	$330,839	$(12,098)	(3.7)%
Average interest bearing liabilities	$266,848	$281,357	$(14,509)	(5.2)

Average yields earned (2)	6.98%	8.54%	(1.56)%
Average rates paid (2)	3.35%	5.15%	(1.80)%
Net interest spread (2)	3.63%	3.39%	0.24%
Net interest margin (2)	4.18%	4.16%	0.02%

(1)  Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
(2)  Ratios for the three months ended June 30, 2002 and 2001 have been annualized.

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

        Decreases in national and the Company's interest rates during 2001 have been the major contributor toward the decline in both the average yields earned on interest earning assets, and the average cost of interest bearing liabilities from the first six months of 2001 to the same period of 2002. The interest rate spread continues to improve as higher rate and longer term certificates of deposit mature and are replaced at the lower current rates. Excess cash on deposit with the Federal Home Loan Bank earning the federal funds rate has been used to pay-off some broker certificates as they matured. The interest rate the Company is paying on these deposits is higher than the federal funds rate that is currently being earned, creating a negative interest rate spread. This imbalance has been, and will continue to be corrected as the broker certificates mature, helping to widen the overall interest rate spread. Approximately $21.8 million of broker and out of area certificates of deposit are scheduled to mature during the rest of 2002. Depending on cash flow and liquidity needs, the Company may not renew these certificates as they mature, but retains the ability to purchase additional deposits if funding or liquidity needs arise. The may choose to purchase deposits in the future, despite some exposure to interest rate and liquidity risks. Because broker certificates are extremely rate sensitive, they are potentially volatile deposits that will only renew at higher prices than core deposits. The interest rate risk associated with broker certificates isn't as pronounced to the Company because of the deposit rate environment of its primary market, Cowlitz County. This market has a very high concentration of credit unions, which offer higher than average deposit rates, so in order to compete for core deposits, the Company's rates are also somewhat higher than average. During the time period funding was needed for the mortgage segment's growth, the cost to acquire broker certificates of deposit was lower than the Company's certificate rates.

Analysis of Net Interest Income

        The following table presents information regarding yields and interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for periods indicated on a tax equivalent basis.

(unaudited) (in thousands of dollars)	Six months ended
	June 30,		Increase
	2002	2001	(Decrease)	Change
Interest income (1)	$11,251	$13,657	$(2,406)	(17.6)%
Interest expense	4,767	6,842	(2,075)	(30.3)%
Net interest income	$6,484	$6,815	$(331)	(4.9)%

Average interest earning assets	$327,977	$307,986	$19,991	6.5%
Average interest bearing liabilities	$275,512	$258,259	$17,253	6.7%

Average yields earned (2)	6.86%	8.87%	(0.02)%
Average rates paid (2)	3.46%	5.30%	(1.84)%
Net interest spread (2)	3.40%	3.57%	(0.17)%
Net interest margin (2)	3.95%	4.43%	(0.48)%

(1)  Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
(2)  Ratios for the six months ended June 30, 2002 and 2001 have been annualized.

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

     Non-interest income was $2.4 million for the quarter ended June 30, 2002, virtually unchanged from $2.5 million for the quarter ended June 30, 2001. Non-interest income generated by the mortgage banking segment continued to account for the majority of the total non-interest income for the periods. Gains on loans sold, brokerage fees, and escrow fees accounted for 79.9% of the total non-interest income for the second quarter of 2002, and 82.2% for the same period of 2001. Implementation of a program to charge for non-customer ATM usage has generated an additional $14,000 of ATM income for the second quarter of 2002.

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

     Non-interest income increased to $5.2 million for the six months ended June 30, 2002 from $4.3 million in the corresponding period of 2001, a 20.9% increase. Much of this increase is due to the gain of $423,000 on the sale of the Company's finance subsidiary, BFC during the first quarter of 2002. The remaining increase is primarily due to non-interest income generated by the mortgage banking segment including gains on loans sold, brokerage fees, and escrow fees. Total mortgage related non-interest income was $3.9 million or 75.0% of total non-interest income for the first six months of 2002, and was $3.4 million or 79.1% of the total for the same period of 2001. Excluding the gain on sale of subsidiary in 2002, mortgage income accounted for 81.3% of the total non-interest income for the six month period of 2002. Implementation of a program to charge for non-customer ATM usage has generated an additional $19,000 of ATM income during 2002.

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

        The FDIC insurance has increased because in the second quarter of 2001, the Bank was required to pay $.10 per $100 of domestic deposits, which has increased to $.17 per $100 during the second quarter of 2002. The FDIC issued regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0172 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

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

        The FDIC insurance has increased because in the first half of 2001, the Bank was required to pay $.10 per $100 of domestic deposits, which has increased to $.17 per $100 for the first half of 2002. These premiums are set based on FDIC analysis of the Bank's capital position, rating, and other factors. As these factors improve or deteriorate, the assessment rates change. See the discussion of FDIC insurance under non-interest expenses for the three months ended June 30, 2002 and 2001 for additional information.

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

Three months ended June 30, 2002 and 2001

        The Company's provision for loan losses was $355,000 for each of quarters ended June 30, 2002 and 2001. Charge-offs, net of recoveries, were $447,000 for the three months ended June 30, 2002 compared to net charge-offs of $126,000 for the three months ended June 30, 2001 and $3.8 million for the year ended December 31, 2001. With the slow regional and national economic conditions experienced during 2001 and thus far in 2002, charge-offs have been relatively high. As the economy recovers, the Company expects to see declines in the level of impaired assets and charged off loans, and a corresponding decrease in the provision for loan losses. Management continuously monitors existing loans for signs of impairment, and strives to reduce the level of loans previously classified as impaired.

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

        Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process. In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.6 million at June 30, 2002 compared to $3.2 million at December 31, 2001. The reduction to the general allowance is a combination of a reduction in total loans to $226.4 million at June 30, 2002 from $235.2 million at December 31, 2001, and a migration of over $4.0 million in loans onto the Company's watch list. Once a loan is added to the watch list, as discussed above, a specific reserve is assigned to that loan rather than a general reserve allowance.

        At June 30, 2002, approximately $2.9 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $2.8 million at December 31, 2001. Specific reserves decline as those loans requiring specific reserves are reduced by either principal payments, reclassification assessments, or have been charged off, and increase as additional loans requiring specific reserves are identified. During the first six months of 2002, $947,000 of loans requiring specific reserves were charged against the reserve. This reduction in specific reserve was offset by a migration of over $4.0 of loans onto the company's watch list from the general loan pool, keeping the specific reserve allowance relatively unchanged since December 31, 2001. Total loans on the Company's watch list increased from $27.1 million at December 31, 2001 to $30.4 million at June 30, 2002.

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

        The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets:

(unaudited)	June 30, 2002	December 31 2001
(in thousands of dollars)
Loans on non-accrual status	4,321	4,807
Loans past due greater than 90 days but not on non-accrual status	85	1,178
Other real estate owned	1,403	1,498
Other Assets	5	5
Total non-performing assets	5,814	7,488
Percentage of non-performing assets to total assets	1.73%	2.02%

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

Capital

        The Company and the Bank are required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. The Company and the Bank are required to have a total risk-based capital and a tier 1 risk-based capital ratio of 8.0% and 4.0%, respectively. In addition, the Bank is required to maintain a tier 1 leverage capital ratio of not less than 4%. At June 30, 2002, the Company's total risk-based capital and tier 1 risk-based capital ratios were 11.57% and 10.31%, respectively; and at December 31, 2001, the Company's ratios were 10.10% and 8.84%, respectively. At June 30, 2002, the Bank's total risk-based capital, tier 1 risk-based capital, and tier 1 leverage capital ratios were 11.96%, 10.70%, and 8.08%, respectively, and at December 31, 2001 were 10.72%, 9.46%, and 6.99%, respectively. The Company's ratio of shareholders' equity to average assets was 8.56%, and 8.14% at June 30, 2002 and December 31, 2001, respectively. Average assets for the year to date June 30, 2002 were $349.9 million and for the year ended December 31, 2001 average assets were $353.2 million. To be considered "well capitalized" as defined by banking regulators, the Bank and the Company must maintain a total capital ratio of greater than 10%, a tier 1 capital ratio of greater than 6%, and the Bank must maintain a tier 1 leverage capital ratio of greater than 5%. At June 30, 2002 and at December 31, 2001, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations.

Part II. Other Information

Item 4

Submission of Matters to a Vote of Security Holders
(a)	Cowlitz Bancorporation Annual Shareholders' Meeting was held on May 24, 2002 ..
(b)	Not Applicable.
(c)

A brief description of each matter voted upon at the Annual Shareholders' meeting held on May 24, 2002 and number of votes cast for, against, or withheld, including a separate tabulation with respect to each nominee for office is presented below:

(1) Election of (5) directors for the terms expiring in 2002

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

Dated: January 17, 2003
Cowlitz Bancorporation (Registrant) By:
/s/Don P. Kiser Don P. Kiser, Vice-President, Chief Financial Officer, and Secretary Acting Officer-In-Charge

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
/s/Don P. Kiser
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
/s/Don P. Kiser
Don P. Kiser, Chief Financial Officer Cowlitz Bancorporation

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

        This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

     (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/Don P. Kiser
 Don P. Kiser
Chief Financial Officer
Acting Officer-In-Charge
Cowlitz Bancorporation

/s/Don P. Kiser
 Don P. Kiser
Chief Financial Officer
Cowlitz Bancorporation

January 17, 2003

32