Form 10-K
period 2002-12-31
COWLITZ BANCORPORATION
filed 2003-03-31
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Securities and Exchange act of 1934
For the fiscal year ended December 31, 2002
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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form of this form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes[ ] No [X]

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on June 28, 2002, was $20,758,000.

Common Stock, no par value on February 28, 2003: 3,818,632

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrants proxy statement for the 2003 annual meeting of shareholders are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Securities Holders	13
PART II
Item 5.	Market for Registrant's Common Equity and Related	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	15-39
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	34-39
Item 8.	Financial Statements and Supplementary Data	40-70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
PART III
Item 10.	Directors and Executive Officers of the Registrant	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions	71
Item 14.	Controls and Procedures	71
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	71

Note: This document has not been reviewed, or confirmed for accuracy or relevancy by the Federal Deposit Insurance Corporation.

Forward-Looking Statements

This discussion and information in the document and the accompanying financial statements contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: changes in general economic conditions, competition for financial services in the market area of the company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Business

Introduction

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Company operates as a community bank under the names Cowlitz Bank with five branches in Cowlitz County and southwest Washington; Northern Bank of Commerce ("NBOC") in Portland, Oregon with one full service and one limited service branch; and Bay Bank operating one branch in Bellevue, Washington. Cowlitz Bank also provides mortgage banking services through its Bay Mortgage and Bay Escrow divisions with offices in Seattle, Bellevue, Longview, and Vancouver, Washington.

The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, mortgage origination and trust services. The Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation ("BFC"), from 1998 until its sale in February 2002. The Company's goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service.

During 2002, the Company recorded net income of $1.5 million or $0.39 per diluted share. Net income is comprised of net income from operations of $2.0 million or $0.53 per diluted share; income, net of tax, from discontinued operations of $285,000 or $0.07 per diluted share; and a charge due to a change in an accounting principle, net of tax, of $791,000 or $(0.21) per diluted share. At December 31, 2002, the Company had total assets of $345.2 million, total liabilities of $313.9 million, and total shareholders' equity of $31.3 million. At December 31, 2002, total loans, net of deferred fees, were $194.5 million and total deposits were $290.1 million.

Products and Services

The Company offers a broad portfolio of products and services tailored to meet the financial needs of individuals and small business customers in its market areas. It believes this portfolio is generally competitive with the products and services of its competitors, including major regional and national banks. These products and services include:

Deposit Products. The Company offers non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or alter maturities of deposit liabilities. During times of asset growth, or as liquidity needs arise, the Company utilizes brokered deposits as a source of funding. The Company strives to establish customer relationships to attract core deposits in non-interest-bearing transactional accounts and thus to reduce its cost of funds.

Loan Products. The Company offers a broad range of loan products to retail and business customers. The Company maintains loan underwriting standards with written loan policies, conservative individual and branch limits and reviews by the loan committee. Further, in the case of particularly large loan commitments or loan participations, loans are reviewed by the Company's board of directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

Commercial Loans. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include equipment and inventory financing, operating lines of credit and accounts receivable financing. For reporting purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages and trust deeds on real property, although the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and inventory or other working capital needs. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans secured by real property are generally limited to 80% of the value of collateral. In some cases, the Company may require personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by its single borrower lending limits imposed by law.

Real Estate Loans. Real estate loans are available for construction, purchasing and refinancing residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property. The Company provides customers access to long-term conventional real estate loans primarily through Bay Mortgage. Bay Mortgage specializes in all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction and bridge loans. The majority of the residential loans, excluding construction and bridge loans, are sold into the secondary market.

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

Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a debit card program, automated teller machines at five branch locations and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company does not currently charge fees for any of these services, with the exception of ATM transactions through other financial institutions. The Company provides drive-through facilities at four of its branches, including the Triangle Mall branch in Longview, which is exclusively a drive-up facility. In 2001, the Company implemented a website, internet banking, and cash management system to enhance the services available to both business and private account holders. Account inquires, wire transfers, bill pay services, and general management of account portfolios are services now available on line. The Company's website address is www.cowlitzbancorp.com. The contents of this website are not incorporated into this document or into the Company's other filings with the SEC.

Trust Services. Cowlitz Bank is the only bank in Cowlitz County to offer complete in-house trust services. The trust department, located in the offices of the Main Branch in Longview, WA, focuses on the needs of the customer, providing trust services to individuals, partnerships, corporations and institutions and acting as fiduciary of living trusts, estates and conservatorships. The trust department also acts as trustee under wills, trusts, and other plans. The Company believes these services add to the value of Cowlitz Bank as a community bank by providing local access to services that have been previously sought from out of the area institutions.

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

Other Financial Services. The Company believes that providing its customers a full range of financial services is an important element of its strategy to attract and retain customers. To this end, the Company has entered into a lease arrangement with Raymond James Financial Services, Inc., a securities broker. This organization rents an office on the main floor of the Cowlitz Financial Center, where the main office of the Company is located, and has access to space in the Company's other branches to allow representatives of Raymond James to meet with clients. The Company has no other financial interest in Raymond James Financial Services, Inc.

Business Acquisitions and Sales

In February 2002, the Company sold substantially all assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the year ended December 31, 2002. The following table summarizes the sale transaction:

(dollars in thousands)
Net finance receivables sold	$2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$2,630

Loan payable to Company	$2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities assumed	$3,053

Pre-tax gain on sale	$423

On July 1, 2000, the Company acquired Northern Bank of Commerce (NBOC), of Portland, Oregon for approximately $3.8 million in cash, including acquisition costs. Under the terms of the agreement, the shareholders of NBOC received $2.48 in cash in exchange for each share of NBOC stock. The Company accounted for the transaction using the purchase method of accounting and, as part of the transaction, goodwill of $946,000 was recorded.

The following table summarizes the acquisition of NBOC.

(dollars in thousands)
Liabilities assumed	$43,357
Fair value of assets acquired, including goodwill	47,192
Cash paid for acquisitions	(3,835)
Cash acquired	7,023
Net cash received in acquisition	$3,188

The following unaudited pro forma financial information for the Company gives effect to the acquisitions of NBOC, as if it had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future for the combined companies under the ownership and management of the Company. The pro forma results include certain adjustments, such as additional expense resulting from the amortization of goodwill.

Pro Forma
For the Year Ended
(dollars in thousands, except per share amounts)	December 31, 2000

Net interest income	$14,326
Net loss	$(279)
Net interest income per share	$4
Net loss per share	$(0)

Market areas

The Company's primary market areas in which it accepts deposits and makes loans are Cowlitz County, in southwest Washington, King County, Washington, the Portland metropolitan area in Oregon, and the surrounding counties in Washington and northwest Oregon. As a community bank, Cowlitz Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. Bay Mortgage is concentrated in western Washington and northwest Oregon.

Employees

As of December 31, 2002, the Company employed a total of 200 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

Risk Factors

Exposure to Regional Economy

The Company is extremely sensitive to the economy of Cowlitz County, which is firmly dependent on manufacturing industries, including pulp and paper and wood products. These industries have been in a state of decline for the past 15 years, and Cowlitz County felt the impact particularly in 2002 and 2001. The permanent loss of at least 800 manufacturing jobs during 2001, double-digit unemployment, two contentious strikes, and increasing power rates are factors that have severely dampened the local economy. The county's unemployment rate has been 25% or more than the average of the state of Washington in all but one of the past 23 years. The Company's expansion into the Seattle, Washington, and Portland, Oregon markets has greatly reduced its dependence on the economy of Cowlitz County. However, the Company is still dependent on the economy in the Pacific Northwest region, which has experienced similar challenges in unemployment, increased utility costs, and general economic weakness in the Portland and Seattle metro areas. In the recent past, the unemployment rates of both Washington and Oregon have exceeded national levels, and growth rates for jobs, wages, and commodity prices has been slow. The Pacific Northwest has a higher concentration of technology and aerospace companies than the balance of the nation, and these industries, have been impacted greatly during the recent economic weakness.

Credit Risk

The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and most loans are secured by collateral, continued economic weakness or a rapid increase in interest rates could have a negative effect on collateral values or borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals, and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk

The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans, interest-earning cash deposits, and investments, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on maturities of these assets and liabilities. Although the Company strives to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. Further, an unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities and, therefore, on the level of net interest income.

Competition

The banking industry in the market areas in which the Company operates is generally characterized by well established, large banks based outside of the region. In addition, thrift institutions, other community banks, and credit unions compete for deposits and consumer loans. Non-traditional banking entities such as investment banking firms, insurance companies, payday loan offices, and related industries offering bank-like products, have also increased competition for deposits and loans.

The major competition for commercial and mortgage banking services in Cowlitz County comes from U.S. Bank, Key Bank, Bank of America and Columbia State Bank. None of these competitors are headquartered in Cowlitz County and many have relocated key functions (such as loan decisions) to regional offices outside of the area. Three community banks located in Longview, Hometown National Bank, Riverview Community Bank, and Twin City Bank, also compete with the Company and offer community based decision-making and the personal service associated with community banking. Bay Bank and Bay Mortgage's offices, in the greater Seattle market area, compete with U.S. Bank, Key Bank, Bank of America, Wells Fargo, Washington Mutual, Evergreen State Bank, Western Bank, Columbia Bank, First Horizon, and community banks and mortgage companies located in the King County market. For NBOC in the Portland area, competition comes from banks such as Washington Mutual, US Bank, Bank of America, Wells Fargo, Centennial Bank, Pacific Northwest Bank, and Key Bank. The retirement center branch competes with smaller, in-store branches (such as Washington Mutual branches in Fred Meyer stores) and credit unions.

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

In competing for deposits, the Company is subject to certain limitations not applicable to non-bank financial institution competitors. Previous laws limiting the deposit instruments and lending activities of savings and loan associations have been substantially eliminated, thus increasing the competition from these institutions. In Cowlitz County, the main source of competition for deposits is the relatively large number of credit unions.

With significant competition in the Company's market areas, there can be no assurance that the Company can continue to attract significant loan and deposit customers. The inability to attract these customers could have an adverse effect on the Company's financial position and results of operations.

Regulation and Supervision

The Company and the Bank are subject to extensive regulations under federal and state laws. These laws and regulations are intended primarily to protect depositors and the deposit insurance fund, rather than shareholders. Cowlitz Bank is a state chartered commercial bank, which is not a member of the Federal Reserve System, and is subject to primary regulation and supervision by the Director of Financial Institutions of the State of Washington (the "Washington Director") and by the Federal Deposit Insurance Corporation (the "FDIC"), which also insures bank deposits. The Company is also subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Federal and state regulations place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although the Company has been able to compete effectively in its market area in the past, there can be no assurance that it will be able to continue to do so. Any future changes in federal and state banking regulations could adversely affect the Company's operating results and ability to continue to compete effectively.

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

Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA") and, as such, is subject to the regulations of the Federal Reserve. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring bank holding companies to serve as a source of financial and managerial strength to their subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Insured state-chartered banks are generally prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. The Company believes that these restrictions do not have a material adverse effect on its current operations.

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

At December 31, 2002, the regulatory capital ratios for the Company and the Bank were:

	Company	Bank
Total risk-based capital to risk-weighted assets	12.56%	12.83%
Tier 1 Capital to risk-weighted assets	11.29%	11.57%
Tier 1 leverage ratio	8.05%	8.28%

Dividends. The principal source of the Company's cash revenues is dividends from Cowlitz Bank. Under Washington law, Cowlitz Bank may not pay dividends in an amount greater than its retained earnings as determined by generally accepted accounting principles. In addition, the DFI has the authority to require a state-chartered bank to suspend payment of dividends. The FDIC has the authority to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank or if it would cause a bank to become undercapitalized. Currently, the FDIC requires the Bank to gain permission prior to paying dividends to the Holding Company.

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

Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all of the assets of an Oregon bank, the bank may open additional branches.

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

The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total, risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Federal Reserve Board classifies a bank holding company as "well capitalized" if it has a total, risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater. The Company and the Bank currently exceed all of these ratios.

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

Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund (BIF). As an institution whose deposits are insured by BIF, Cowlitz Bank is required to pay deposit insurance premiums to BIF. FDICIA required the FDIC to issue regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no premium for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During 2002, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0168 per $100 of deposits per year. Any increase in deposit insurance or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law, which significantly reformed various aspects of the financial services business. Among the provisions in the GLB Act are those which:

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

  The Company's most recent rating under CRA is "satisfactory." This rating reflects the Company's commitment to meeting the credit needs of the communities it serves. Although the Company strives to maintain a satisfactory or higher rating, no assurance can be given that the Company will maintain this rating in the future.

  Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The new law addresses public company corporate governance, auditing, accounting, executive compensation, and enhanced and timely disclosure of corporate information.

  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

  The Sarbanes-Oxley Act provides for, among other matters:

    a prohibition on personal loans by Cowlitz to its directors and executive officers except loans in the ordinary course of business made by its subsidiary, Cowlitz Bank;
    independence requirements for Board audit committee members and our auditors;
    certification of Exchange Act reports by the chief executive officer and the chief financial officer;
    disclosure of off-balance sheet transactions;
    expedited reporting of stock transactions by insiders; and
    increased criminal penalties for violations of securities laws.

  Provisions of the Sarbanes-Oxley Act become effective at various times during the 18 months beginning July 30, 2002. The SEC has been delegated the task of adopting rules to implement various provisions, including disclosure in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, the NASD will adopt new standards for listed companies. While we believe the Sarbanes-Oxley Act may, to some degree, affect our reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

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

  Item 2.  Properties

  The Company owns its main office space at the Cowlitz Financial Center (CFC) in Longview, Washington. Cowlitz Bank occupies approximately 27,500 square feet of this facility. The Company leases space in the CFC to Raymond James Financial Services, Inc., which provides investment-related services to Cowlitz Bank customers. The Company owns branches in Kelso and Kalama and leases facilities for banking branches in the Triangle Mall in Longview, Castle Rock, and Bellevue, and mortgage branches in Bellevue, Seattle, and Vancouver, Washington. Five of these offices have automated teller machines and four provide drive-up services, including the Triangle Mall location, which is exclusively a drive-up branch facility. In Portland, Oregon the Company leases downtown office space for the Northern Bank of Commerce main office and operates a limited service branch in a retirement center in Wilsonville, Oregon. During 2002 and January of 2003, the Company closed 11 of its retirement center branches located in the greater Portland area, and its Silverdale, Washington mortgage office. Business Finance Corporation leased its facilities in Bellevue, Washington, until it was sold in the 1st quarter of 2002. The following are all of the Company's locations.

Cowlitz Bancorporation, CFC, and Bay Mortgage - Longview 927 Commerce Ave. Longview, WA 98632 (360) 423-9800	Cowlitz Bank Kalama Branch 195 N. 1st St. Kalama, WA 98625 (360) 673-2226	Cowlitz Bank Kelso Branch 1000 South 13th Kelso, WA 98626 (360) 423-7800
Cowlitz Bank Triangle Mall Branch 800 Triangle shopping Center Longview, WA 98632 (360) 577-6067	Cowlitz Bank Castle Rock Branch 202 Cowlitz St. W. Castle Rock, WA 98611 (360) 274-6685	Bay Bank 10500 NE 8th Street, Suite 1750 Bellevue, WA 98004 (425) 452-1543
Northern Bank of Commerce 1001 SW 5th Ave., Suite 250 Portland, OR 97204 (503) 222-9164	Northern Bank of Commerce Springridge at Charbonneau 32200 SW French Prairie Road Wilsonville, OR 97070 (503) 694-6950	Bay Mortgage - Vancouver 201 NE Park Plaza Drive Suite 296 Vancouver, WA 98684 (360) 944-9431
Bay Mortgage & Escrow - Bellevue 10500 NE 8th Street, STE 1550 Bellevue, WA 98004 (425) 635-5151	Bay Mortgage & Escrow - Seattle 2825 Eastlake E., Suite 300 Seattle, WA 98102 (206) 324-7777

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

  On March 8, 2002, a lawsuit was filed in the King County, Washington Superior Court against the Company by Independent Financial Network, Inc. ("IFN"), and one of IFN's shareholders, Scott Rerucha. The Company acquired certain assets and operations from IFN in 1999 pursuant to a purchase agreement with IFN, Mr. Rerucha, and other individuals. The operations acquired from IFN are the core of the Company's Bay Mortgage division. The complaint alleged, among other things, that the Company had materially breached its obligations under the purchase agreement and requested that the plaintiffs be awarded unspecified damages and that Mr. Rerucha be relieved of his non-competition obligations under the purchase agreement. An out of court settlement was reached between the Company and the plaintiff on February 27, 2003, and the Company does not expect the results of the settlement to have a material impact on its results of operation.

  Item 4.  Submission of Matters to a Vote of Securities Holders

  No matters were presented for a vote of the Company's shareholders during the fourth quarter of 2002.

  PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Cowlitz Bancorporation stock trades on the Nasdaq National Market under the symbol "CWLZ".

  During 2002, the Company neither declared nor paid any dividends to its stockholders. During 2001, the Company paid three dividends, including a dividend of $.018 declared in the fourth quarter of 2000, which was paid in the first quarter of 2001. The Company suspended dividends indefinitely after the 2nd quarter of 2001. As of February 28, 2003 there were 3,818,632 shares of common stock outstanding and 289 shareholders of record, which excludes shares held in street name.

	2002			2001
	Market Price		Cash Dividend	Market Price		Cash Dividend
	High	Low	Declared	High	Low	Declared
1st Quarter	$6.10	$5.20	$-	$6.00	$4.56	$0.018
2nd Quarter	$7.25	$5.60	$-	$5.50	$5.00	$0.018
3rd Quarter	$7.33	$6.11	$-	$6.00	$5.01	$-
4th Quarter	$7.89	$7.07	$-	$6.00	$5.25	$-

  Item 6. Selected Financial Data

  (dollars in thousands, except per share data)

	As of and For the Year Ended December 31,
	2002	2001	2000	1999	1998
Income Statement Data
Interest income	$ 22,039	$ 26,104	$ 21,320	$ 13,794	$ 15,282
Interest expense	8,611	13,382	9,940	5,248	5,973
Net interest income	13,428	12,722	11,380	8,546	9,309
Provision for loan losses	2,783	3,492	1,012	971	509
Net interest income after provision
for loan losses	10,645	9,230	10,368	7,575	8,800
Non-interest income	11,893	9,591	5,219	3,191	978
Non-interest expense	20,197	17,544	14,737	9,991	6,710
Income from continuing operations
before provision for income taxes	2,341	1,277	850	775	3,068
Provision for income taxes	339	669	494	375	1,086
Income from continuing operations	2,002	608	356	400	1,982
Income (loss) from discontinued operations,
net of tax	285	(2,058)	513	256	244
Income (loss) before cumulative effect
of a change in accounting principle	2,287	(1,450)	869	656	2,226
Cumulative effect of a change in
accounting principle, net of tax	(791)	-	-	-	-
Net income (loss)	$ 1,496	$ (1,450)	$ 869	$ 656	$ 2,226
Dividends
Cash	-	200	281	281	212
Ratio of dividends to net income	N/A	N/A	32.3%	42.8%	9.5%
Per Common Share Data (Diluted)
Earnings per share from:
Continuing operations	$ 0.53	$ 0.16	$ 0.09	$ 0.10	$ 0.51
Discontinued operations	$ 0.07	$ (0.55)	$ 0.13	$ 0.06	$ 0.06
Change in accounting principles	$ (0.21)	$ -	$ -	$ -	$ -
Total earnings per share	$ 0.39	$ (0.39)	$ 0.22	$ 0.16	$ 0.57
Cash dividends paid per share	$ -	$ 0.05	$ 0.07	$ 0.07	$ 0.06
Weighted average shares outstanding	3,851,196	3,731,319	3,900,765	4,097,248	3,894,095
Balance Sheet Data (at period end)
Investment securities	33,633	34,303	12,071	12,991	11,530
Loans, net	194,506	232,156	228,994	144,310	129,206
Allowance for loan losses	6,150	5,710	4,432	2,225	1,769
Total assets from:
Continuing operations	345,164	367,868	290,998	191,918	173,570
Discontinued operations	-	2,792	5,900	6,577	4,775
Total assets	345,164	370,660	296,898	198,495	178,345
Total deposits	290,120	315,490	241,216	137,607	122,361
Total short-term borrowings	2,525	2,750	1,275	3,825	2,275
Total long-term borrowings	18,706	19,009	21,348	24,281	21,799
Total liabilities from:
Continuing operations	313,901	341,599	265,873	166,573	146,910
Discontinued operations	-	313	616	432	515
Total liabilities	313,901	341,912	266,489	167,005	147,425
Total shareholders' equity	31,263	28,748	30,409	31,490	30,920
Balance Sheet Data (average for period)
Average loans, net	219,231	235,165	197,081	130,681	130,559
Average interest-earning assets	325,063	324,289	229,152	155,606	161,223
Average total assets	346,345	353,164	254,829	177,657	178,819
Average shareholders' equity	30,193	30,701	30,782	31,420	26,703
Non-performing assets from:
Continuing operations	7,387	7,271	7,178	2,791	2,987
Discontinued operations	-	217	661	176	332
Total non-performing assets	7,387	7,488	7,839	2,967	3,319
Selected Ratios
Return on average total assets	0.43%	-0.41%	0.34%	0.37%	1.24%
Return on average shareholders' equity	4.95%	-4.72%	2.82%	2.09%	8.34%
Net interest margin	4.13%	3.92%	4.97%	5.49%	5.77%
Efficiency ratio (1)	79.76%	78.63%	88.78%	85.12%	65.23%
Asset Quality Ratios
Allowance for loan losses to:
Ending total loans	3.16%	2.46%	1.94%	1.54%	1.37%
Non-performing assets from continuing
operations	83.25%	78.53%	61.74%	79.72%	59.22%
Non-performing assets to ending total assets for:
Continuing operations	2.14%	1.98%	2.47%	1.45%	1.72%
Discontinued operations	N/A	7.77%	11.20%	2.68%	6.95%
Total non-performing assets to total assets	2.14%	2.02%	2.64%	1.49%	1.86%
Net loans charged-off during period	2,343	2,214	793	515	710
Net loans charged-off to average loans	1.07%	0.94%	0.40%	0.39%	0.54%
Capital Ratios
Shareholders' equity to average assets	9.03%	8.14%	11.93%	17.73%	17.29%
Tier 1 capital ratio (3)	11.29%	8.84%	9.74%	17.51%	22.21%
Total risk-based capital ratio (4)	12.56%	10.10%	10.99%	18.76%	23.46%

(1) Non-interest expense divided by the sum of net interest income plus non-interest income
(2) Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, and repossessed assets
(3) Tier 1 capital divided by risk-weighted assets
(4) Total risk-based capital divided by risk-weighted assets

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

  This discussion and information in the document and the accompanying financial statements contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: changes in general economic conditions, competition for financial services in the market area of the company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

  Results of Operations for the Year Ended December 31, 2002

  For the 12 months ended December 31, 2002, Cowlitz Bancorporation (the "Company") recorded net income of $1.5 million or $.39 per diluted share of common stock ("per share"). This net income compares to a net loss of $1.5 million or $(.39) per share and net income of $869,000 or $.22 per share for the corresponding periods ended December 31, 2001, and 2000, respectively.

  During 2002, the Company's continuing operations contributed $2.0 million or $.53 per diluted share, which compares to $608,000 or $.16 per share during 2001, and $356,000 or $.09 per share during 2000. Much of the increase in net income from continuing operations between 2001 and 2002 is the result of an increase in net interest income after the provision for loan losses of $1.4 million. Non-interest income also increased $2.3 million from 2001 to 2002, but was offset by an increase in non-interest expenses of $2.7 million for the same period.

  The Company's results of operation for the year ended December 31, 2002 were characterized by a declining commercial loan portfolio, high mortgage lending volumes, continuous reductions in certificate of deposit rates and volumes, and the sale of its wholly-owned, asset-based lending subsidiary, Business Finance Corporation ("BFC"). Interest rates were relatively stable throughout 2002, with a single .5% decline of the federal funds rate by the Federal Reserve Board during November.

  The Company's subsidiary, Cowlitz Bank (also the "Company" or the "Bank") experienced a significant decline in loan volumes during 2002. Under the current low rate environment, many borrowers began shopping the marketplace. While the Bank makes every effort to be competitive for and retain favorable client relationships, management also sees this time as an opportunity to encourage some customers representing weaker credits to seek alternative lending relationships. Excluding loans held-for-sale, loan volumes declined $37.7 million to $194.5 million at December 31, 2002 from $232.2 million at December 31, 2001.

  The mortgage re-finance market was very strong during 2002 as the Bank's mortgage segment, Bay Mortgage, originated just over one-half billion dollars in mortgage loans. This segment continued to be the strongest contributor to earnings, with $1.5 million of net income. Although non-interest income increased by $1.8 million from 2001 to 2002 at Bay Mortgage, non-interest expense also increased by $2.1 million. This segment had substantial employee turnover during the year, contributing to higher employment and training costs, and inhibiting cost efficiencies.

  As lending rates remained fairly stable through most of 2002, rates on certificates of deposit declined substantially. Many certificates of deposits that were opened during prior years at much higher rates matured during 2002. The Company chose not to renew many of these higher rate certificates as they matured, or they were renewed at lower current rates. Total certificates of deposit declined $41.1 million to $134.6 million at December 31, 2002 from $175.7 million at December 31, 2001. Maturity of brokered certificates accounted for $27.0 million of this decline.

  Total assets at December 31, 2002 were $345.2 million, down 6.2% compared to total assets from continuing operations of $367.9 million at December 31, 2001. Loans, net of deferred fees, decreased $37.7 million or 16.2% to $194.5 million at December 31, 2002 from $232.2 million at December 31, 2001. Non-performing assets from continuing operations as a percentage of total assets from continuing operations increased to 2.14% at December 31, 2002 from 1.98% at December 31, 2001, even though total non-performing assets from continuing operations decreased slightly from $7.5 million to $7.4 million over the same period. Total liabilities from continuing operations for the Company decreased 8.1% or $27.7 million to $313.9 million at December 31, 2002 from $341.6 million at December 31, 2001. Under the same comparison, deposits decreased from $315.5 million to $290.1 million, a decline of $25.4 million or 8.1%.

  Critical Accounting Policies

  The Company has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date. Quantitative factors include historical loss experience, recent delinquency and charge-off experience, changes in the levels of non-performing loans, portfolio size, and other known factors regarding specific loans. Qualitative factors include assessments of the types and quality of the loans within the loan portfolio as well as current local, regional, and national economic considerations. Changes in the above factors could have a significant affect on the determination of the allowance for loan losses. Therefore, a full analysis is performed by management on a quarterly basis to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses."

  Another critical accounting policy of the Company is that related to the carrying value of goodwill. During the first quarter of 2002, the Company recorded an impairment charge to the carrying amount of its goodwill related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge is recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The Company adopted a market valuation approach in assessing goodwill impairment and will measure the carrying value similarly at least annually under the new accounting rules. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. Also as required upon adoption of SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2002		2001		2000
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	(dollars in thousands, except for share amounts)

Net income (loss)	$1,496	$1,180	$(1,450)	$(1,639)	$869	$688

Basic earnings (loss) per share:
Continuing operations	$0.53	$0.44	$0.16	$0.11	$0.09	$0.05
Discontinued operations	0.08	0.08	(0.55)	(0.55)	0.13	0.13
Cumulative effect of a change
in accounting principle	(0.21)	(0.21)	-	-	-	-

	$0.40	$0.31	$(0.39)	$(0.44)	$0.22	$0.18

Diluted earnings (loss) per share:
Continuing operations	$0.53	$0.44	$0.16	$0.11	$0.09	$0.05
Discontinued operations	0.07	0.07	(0.55)	(0.55)	0.13	0.13
Cumulative effect of a change
in accounting principle	(0.21)	(0.21)	-	-	-	-

	$0.39	$0.30	$(0.39)	$(0.44)	$0.22	$0.18

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for December 31, 2002, 2001, and 2000:

	2002	2001	2000

Dividend yield	0.00%	0.93%	1.40%
Expected life (years)	4.17	6.00	6.00
Expected volatility	52.02%	16.70%	10.84%
Risk-free rate	4.25%	3.50%	5.50%

  Discontinued Operations

  On February 15, 2002, the Company sold its asset-based lending subsidiary, Business Finance Corporation (BFC), to an independent third party. An after-tax gain of $279,000 was recorded on the sale, and, along with the results of operations of BFC, is recorded within the consolidated income statement as net income from discontinued operations. All previously issued consolidated financial statements have been restated to also disclose the assets, liabilities, and operations of BFC as discontinued operations. BFC's discontinued operations resulted in income net of tax of $285,000 or $.07 per diluted share during 2002, a net loss of $2.1 million or $(.55) per diluted share during 2001, and $513,000 or $.13 per diluted share during 2000.

  The net loss from discontinued operations during 2001 was partially due to a $1.6 million provision for loan losses recorded to fully reserve for the charge-off of certain accounts receivable at BFC in which collection was considered doubtful. An extensive internal review of BFC receivables, including the adequacy of underlying collateral and the financial strength of borrowers, uncovered numerous deficiencies. Although these receivables were previously monitored in accordance with the Company's existing loan loss allowance procedures, the rapid decline in the economy during 2001 prompted management to further review, evaluate, and charge-off problem credits beginning in early 2001. Preliminary market research and discussions with potential buyers of BFC during the summer of 2001 also indicated that many of these credits were not saleable under the declining economic conditions, the resulting weakness of collateral values, and these borrowers' decreasing ability to repay. Many of the borrowers that had been working with management earlier in the year to avoid defaulting on their financing were adversely affected by the continued weakening of the economy, pushing several of them to file bankruptcy in mid to late 2001. These borrowers' pending bankruptcies accounted for over $1.1 million of the impairment charge taken in 2001, and $822,000 of the $1.1 million was to one real estate company. Of the $1.6 million charge-off, $954,000 was related to construction or real estate companies, $293,000 was for companies in the communications industry, and $48,000 was related to manufacturing and industrial companies.

  Another major contributor to the loss from discontinued operations in 2001 was a charge against income of $1.2 million related to impairment of the carrying value of goodwill on the balance sheet of BFC. An accounts receivable analysis performed during the year, combined with management's low market valuation assessment of the BFC segment, were part of the decision to record impairment of goodwill by writing off the entire asset value. This decision resulted in a charge against income of $1.2 million, which contributed to the $2.1 million loss from discontinued operations. Management's assessment of the value of BFC was largely determined from preliminary discussions with several potential buyers of BFC who indicated an unwillingness to purchase the segment for a premium above the book value of the segment's stronger receivables. Since these preliminary market valuations of the BFC segment did not support the goodwill asset value, and the decline in the economy had weakened many of the receivables, management wrote down the goodwill asset value to zero.

  Unless noted otherwise, the results of operation of the discontinued segment are excluded from the following presentation and discussions. The footnotes to the accompanying consolidated financial statements include additional presentation and discussions regarding the discontinued operations of BFC.

  Cumulative Effect of a Change in Accounting Principles

  During 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The adoption of this statement resulted in the cessation of the amortization of goodwill and management's assessment of an impairment charge relating to the Company's previous acquisition of Bay Mortgage. As a result, a charge to income, net of tax, of $791,000 was recorded during the first quarter of 2002. Ongoing annual, or more often if conditions dictate, analysis of the fair value of remaining goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets.

  Net Interest Income

  For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and other borrowings. Changes in net interest income result from changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

  Average Balances and Average Rates Earned and Paid:

  The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, the total dollar amount of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the resulting yields or costs, net interest income, and net interest spread. Non-accrual loans have been included in the table as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

	As of and For the Year Ended December 31,
	2002			2001			2000
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
ASSETS:
Loans and loans held-for-sale (1)	$ 247,966	$ 19,725	7.95%	$ 275,043	$ 23,965	8.71%	$ 203,639	$ 19,755	9.70%
Taxable securities	43,959	1,604	3.65%	16,655	848	5.09%	7,825	651	8.32%
Non-taxable securities (2)	380	20	5.26%	200	11	5.50%	200	11	5.50%
Federal funds sold	3,281	52	1.58%	544	14	2.57%	1,281	83	6.48%
Interest-earning balances due
from banks and FHLB stock	29,477	643	2.18%	31,847	1,269	3.98%	16,207	823	5.08%
Total interest-earning assets	325,063	22,044	6.78%	324,289	26,107	8.05%	229,152	21,323	9.31%
Cash and due from banks	11,947			11,745			9,413
Premise and equipment	4,786			5,435			5,761
Allowance for loan loss	(5,762)			(3,938)			(3,673)
Net intangibles	3,280			3,812			3,829
Other assets	6,636			6,109			3,965
Net assets of discontinued
operations	395			5,712			6,382
Total assets	$ 346,345			$ 353,164			$ 254,829

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Savings and interest-bearing
demand deposits	$ 99,627	$ 1,714	1.72%	$ 89,336	$ 2,600	2.91%	$ 64,667	$ 2,169	3.35%
Certificates of deposit	146,551	5,920	4.04%	164,736	9,382	5.70%	97,715	6,164	6.31%
Long-term borrowings	18,851	933	4.95%	20,166	1,285	6.37%	21,979	1,501	6.83%
Short-term borrowings	3,464	44	1.27%	3,523	115	3.26%	2,115	106	5.01%
Total interest-bearing liabilities	268,493	8,611	3.21%	277,761	13,382	4.82%	186,476	9,940	5.33%
Non-interest-bearing deposits	44,593			41,652			35,564
Other liabilities	3,029			2,513			1,445
Net liabilities of discontinued
operations	37			537			562
Total liabilities	316,152			322,463			224,047
SHAREHOLDERS' EQUITY:	30,193			30,701			30,782
Total liabilities and
shareholders' equity	$ 346,345			$ 353,164			$ 254,829

Net interest income		$ 13,433			$ 12,725			$ 11,383

Net interest spread			3.57%			3.23%			3.97%
Yield on average interest-earning assets			6.78%			8.05%			9.31%
Interest expense to average
interest-earning assets			2.65%			4.13%			4.34%
Net interest income to average interest-
earning assets (net interest margin)			4.13%			3.92%			4.97%

  (1) Interest earned on non-taxable securities has been computed on a 34 percent tax equivalent basis.

  (2) Loans and loans held-for-sale include loans on which the accrual of interest has been discontinued

  Analysis of changes in interest differential:

  The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense and attributes such dollar amounts to changes in volume or changes in rates. Rate/volume variances have been allocated to volume changes:

	Year Ended December 31,
(dollars in thousands)	2002 vs. 2001			2001 vs. 2000
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Interest-earning balances due
from banks	$(52)	$(574)	$(626)	$623	$(177)	$446
Federal funds sold	43	(5)	38	(19)	(50)	(69)
Investment security income:
Taxable securities	996	(240)	756	450	(253)	197
Non-taxable securities	9	-	9	-	-	-
Loans and loans-held-for-sale	(2,154)	(2,086)	(4,240)	6,222	(2,012)	4,210
Total interest income	(1,158)	(2,905)	(4,063)	7,276	(2,492)	4,784

Interest Expense:
Savings and interest-bearing
demand deposits	177	(1,063)	(886)	718	(287)	431
Certificates of deposit	(735)	(2,727)	(3,462)	3,817	(599)	3,218
Short-term borrowings	(1)	(70)	(71)	46	(37)	9
Long-term borrowings	(65)	(287)	(352)	(116)	(100)	(216)
Total interest expense	(624)	(4,147)	(4,771)	4,465	(1,023)	3,442
Net Interest Spread	$(534)	$1,242	$708	$2,811	$(1,469)	$1,342

  Interest-Earning Assets:

  The yield earned on loans outstanding (including residential mortgage loans held-for-sale) during 2002 was 7.95% compared to 8.71% in 2001, and 9.70% in 2000. The rate and average volume of loans from 2001 to 2002 both declined, causing the total interest income on loans to decrease to $19.7 million in 2002 compared to $24.0 million for 2001 and $19.8 million in 2000. The yield earned on taxable securities decreased to 3.65% in 2002 from 5.09% in 2001 as longer term securities earning a higher rate have matured and been replaced at current, lower rates. The combination of average interest-earning balances due from banks and federal funds sold remained virtually unchanged during 2002 when compared to 2001, but the yield earned on these assets declined considerably. The total yield earned on all interest-earning assets declined to 6.78% in 2002 from 8.05% and 9.31% for the years 2001 and 2000, respectively. As discussed above, the decline is due to interest rate cuts, refinancing of higher rate loans, and the maturity of higher rate securities.

  Interest-Bearing Liabilities:

  The rate paid for each category of interest-bearing liabilities was significantly lower during 2002 than during 2001 and 2000. The yield on savings and interest-bearing demand deposit accounts decreased to 1.72% compared to 2.91% and 3.35% in 2001 and 2000, respectively. Certificates of deposit also showed a decline in average rates paid to 4.04% during 2002 from 5.70% in 2001 and 6.31% in 2000. As certificates of deposit matured during 2002, they were either not renewed or replaced at lower rates. The decline in certificates of deposit volume is also due to the maturity of brokered deposits that management brought in to fill liquidity needs during the mortgage lending growth experienced during 2001. Long-term borrowings had a decline in rate, volume and interest expense in 2002 when compared to 2001. For all interest-bearing liabilities, the average rate paid decreased to 3.21% in 2002 from 4.82% in 2001, and 5.33% in 2000.

  Net interest income for the year ended December 31, 2002 was $13.4 million, an increase of 5.5% from $12.7 million in 2001, which was $1.3 million higher than 2000. The net interest margins for the periods ended December 31, 2002, 2001, and 2000 were 4.13%, 3.92%, and 4.97%, respectively. Interest expense as a percentage of average earning assets decreased to 2.65% in 2002, compared to 4.13% in 2001 and 4.34% in 2000.

  The following factors affected the Company's interest yields, margins, and spread when comparing the twelve months ending December 31, 2002 to the same period for 2001. During 2002, the national federal funds interest rate, and the Company's prime rate, experienced one decline of .5% in November. This compares to 2001 when those rates fell 11 times for a total decrease of 4.75%. In addition, both interest-earning assets and interest-bearing liabilities have seen a change in the mix of their respective components. Loan and certificates of deposit volumes are noticeably lower with offsetting increases to investment securities and saving and interest-bearing demand balances. Interest spread and interest margin have both increased when comparing 2002 to 2001, while yields and costs have declined under the same comparison.

  Under the falling rate environment of 2001, the Company saw a narrowing of its interest spread of .74% as overall interest-earning asset rates declined more rapidly than the cost of interest-bearing liabilities. Approximately 40% of the Company's loans are variable rate and adjust to changes in the prime rate. During 2001, the rates on this portion of the loan portfolio declined rapidly, dropping the total yield on interest-earning assets by 1.26% from the prior year. The cost of interest-bearing liabilities declined by only ..51% under the same comparison, because the rate on liabilities, particularly certificates of deposit declined more slowly. This trend was reversed during the relatively stable rate environment of 2002, as the interest spread increased by ..34%. Certificates of deposit that were opened during the higher rate environments matured and either were not renewed, or were renewed at lower current rates. Compared to the average rates paid during 2001, the average cost of interest-bearing liabilities decreased by 1.61% during 2002. However, the increase in the interest rate spread was not as pronounced as the decline in 2001 because the average yield on interest-earning assets declined by 1.27%. The average yield on the loan portfolio declined .76% as many borrowers took the opportunity to refinance higher rate loans at the current, lower rates.

  Total interest earned and total interest paid both decreased significantly in 2002 when compared to 2001. Total volumes of interest-earning assets and average interest-bearing liabilities changed very little from year to year, but the mix changed significantly. The average loan volume has decreased $27.0 million, but was offset by an increase of $27.4 of average investment securities. The average certificate of deposit balance declined $18.1 million, and average saving and interest bearing demand deposit balances increased $10.3 million. This change in mix has caused a slight increase in the net interest margin, which increased .21% to 4.13% during 2002.

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

  The Company's provision for loan losses was $2.8 million for the year ended December 31, 2002. For the years ending December 31, 2001 and 2000 the provision was $3.5 million and $1.0 million, respectively. Charge-offs, net of recoveries, were $2.3 million in 2002, $2.2 million in 2001, and $793,000 in 2000.

  The 2002 provision for loan losses includes $1.2 million resulting from the charge-off of $900,000 for a portion of one loan involving the invoice factoring business, and a $300,000 increase in the allowance for loan loss associated with the remaining balance due from this borrower. The additional provisions of $1.6 million were taken during 2002 to increase the reserve against potential losses on loans that were downgraded within the Company's "watch list." See the "Allowance for Loan Losses" disclosure for a more detailed discussion of the Company's internal risk rating system.

  As the local, regional, and national economies struggle, management continues to closely monitor the Bank's credits, and is conservative when assessing them. Any deficiencies in collateral valuations or a borrower's ability to repay results in prompt action by management to more closely scrutinize, downgrade, allocate specific reserves against, or charge-off the loan. During 2001, an estimated $2.2 million provision was recorded to reserve for downgraded or newly identified potential problem loans. In connection with the NBOC acquisition in 2000, a $1.0 million escrow account was established by NBOC stockholders to reimburse the Company for potential charge-offs of impaired loans discovered after the purchase. Subsequent to the purchase of NBOC, $1.2 million of loans to a group of related borrowers, which were performing at the purchase date, became impaired. In December 2001, these loans were charged-off, and a recovery of $1.0 million was recorded from the reimbursement of the escrow account. At December 31, 2002, the allowance for loan losses was 3.16% of total loans compared to 2.46% and 1.94% at December 31, 2001 and 2000, respectively.

  Non-interest income

  Non-interest income consists of the following components:

	For the Year Ended December 31,
	2002	2001	2000
Service charge on deposit accounts	$752	$737	$714
Gains on loans sold	5,655	4,872	1,813
Mortgage brokerage fees	3,221	2,450	1,497
Fiduciary income	275	238	301
Escrow fees	1,140	895	316
Credit Card income	547	507	381
ATM income	90	82	70
Safe deposit box fees	28	32	31
Gain (loss) on sale of repossessed assets	(113)	(429)	92
Gain (loss) on sale of available-for-sale securities	183	89	(4)
Other miscellaneous fees and income	115	118	8

Total non-interest income	$11,893	$9,591	$5,219

  Total non-interest income has increased year-to-year to $11.9 million in 2002, from $9.6 million in 2001 and $5.2 million in 2000. The majority of the increase is from the brokerage fees and gains on loans sold, both of which have been generated by the increased volume of residential mortgage loans originated by Bay Mortgage. With the low mortgage interest rates beginning in 2001 and continuing throughout 2002, there has been significant mortgage lending activity. These lower interest rates have continued to attract consumers to refinance existing mortgages, apply for new mortgage or construction loans, or request bridge loans for short-term financing. Each of these types of loans generates additional non-interest income for the Bank, with mortgage and escrow non-interest income increasing to $10.0 million during 2002 from $8.2 million and $3.6 million during 2001 and 2000, respectively. Gains on loan sold increased approximately $800,000 to $5.7 million in 2002 from $4.9 million in 2001, which was an increase from the 2000 level of $1.8 million. Escrow fees increased over $200,000 to $1.1 million in 2002 from $895,000 in 2001 and $316,000 in 2000. Brokerage fees, which includes points and processing fees on loans held-for-sale and fees collected from lenders the Bank brokers loans to, also remained high. In 2002, the Company recorded $3.2 million of such fees, an increase of over $700,000 from $2.5 million in 2001, which compares to the 2000 level of $1.5 million. Non-interest income declined in 2002 by $113,000 and by $429,000 in 2001 in losses taken on the sales of repossessed assets. These losses occur when the Bank's recorded value in a repossessed asset, usually real property, is higher than the amount actually realized upon sale of the asset. The Company recorded gains on the sale of securities available-for-sale of $183,000 and $89,000 during 2002 and 2001, respectively.

  Non-interest Expense

  Non-interest expense consists of the following components:

(dollars in thousands)	For the Year Ended December 31,
	2002	2001	2001
Salaries and employee benefits	$10,722	$9,085	$8,372
Net occupancy and equipment	2,260	2,387	2,060
Amortization of intangible assets	265	489	458
Net cost of operation of other real estate owned	260	150	13
Business taxes	606	602	390
Data processing and communications	512	524	417
Stationary and supplies	337	368	334
Credit card expense	527	408	307
Travel and education	401	321	344
Loan expense	503	564	230
Advertising	180	207	195
Professional fees	1,491	476	310
Postage and freight	484	476	328
FDIC insurance	557	214	94
Other miscellaneous expenses	1,092	1,273	885

Total non-interest expense	$20,197	$17,544	$14,737

  Non-interest expense increased 15.1% to $20.2 million for the year ended December 31, 2002 compared to $17.5 million for the year ended December 31, 2001, which was an increase of 19.0% compared to $14.7 million for the year ended December 31, 2000. Much of the increase in non-interest expense from 2001 to 2002 was the direct result of the continued high volume of mortgage lending at Bay Mortgage. Non-interest expenses for the mortgage segment during 2001 were $6.7 million and were $8.8 million during 2002, an increase of $2.1 million or 77.8% of the total increase in non-interest expense of $2.7 million. Salaries and employee benefits, professional fees, and the FDIC insurance charges are the categories that account for the majority of the increase during 2002 when compared to 2001.

  A measure of the Company's ability to contain non-interest expenses is the efficiency ratio. This measurement is derived by dividing total non-interest expense by the sum of total net interest income and non-interest income. The Company's efficiency ratio increased slightly to 79.8% for the year ended December 31, 2002 compared to 78.6% for the corresponding period in 2001 and 88.8% for the year ended December 31, 2000.

  Salaries, benefits, and commissions expense of $10.7 million in 2002 represented an increase of $1.6 million or 17.6% from the $9.1 million reported in 2001 which was $700,000 or 8.3% higher than the $8.4 million reported in 2000. Much of the increase in salaries and related expenses during 2002 were the result of higher commissions paid to mortgage loan officers during the year. From 2001 to 2002, commission expense increased nearly $1.0 million based on the higher level of fee income generated by the mortgage segment. Employee turnover has also contributed to higher salary costs as severance or hiring bonuses were paid, or salaries for specific positions overlapped during training periods. The increase from 2000 to 2001 is partially due to NBOC employee wages paid for a full year in 2001, but only for half of the year in 2000. Also contributing was the overall increase in the number of employees at Bay Mortgage, where the full time equivalent count increased from 64 at the end of 2000 to 88 at the end of 2001 resulting in approximately $1.1 million increased salary expenses from year to year. These additional employees were brought in to help process and sell the increased volume of loans originated during the year. The increase of 24 employees in the mortgage division was offset by a staff reduction of ten full time equivalent employees in other divisions. Also contributing to the increases in both years were ordinary wage increases for existing employees, which generally range from three to six percent each year. At December 31, 2002, the Company had 200 full-time equivalent employees compared to 199 and 185 at December 31, 2001 and 2000, respectively.

  Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense was relatively steady during 2002, 2001, and 2000 with expenses of $2.3 million, $2.4 million, and $2.1 million, respectively.

  During 2002, amortization of intangibles decreased to $265,000 from $489,000 during 2001 and $458,000 during 2000. The decrease in 2002 is the result of the Company's adoption of SFAS No. 142, in which amortization expense is no longer recognized on unidentifiable intangible assets, including the Company's goodwill. Prior to the adoption of SFAS No. 142, which effectively stopped goodwill amortization, all goodwill had been amortized on a straight-line basis over a 15-year period.A non-interest expense will be recognized in the future only if the unidentifiable intangible asset is deemed to be impaired. The intangible asset associated with the deposit premium continues to amortize and resulted in the amortization expense of $265,000 for 2002. The balance of the deposit premium, net of accumulated amortization was $502,000, and $767,000 for the year ended December 31, 2002, and 2001, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life. The balance of goodwill, net of accumulated amortization, at December 31, 2002 and 2001 was $2.4 million and $3.6 million, respectively. Goodwill represents the unamortized portion of excess of acquisition costs over the fair value of net assets that arose in connection with the Company's business acquisitions. Goodwill at Bay Mortgage increased by $772,000 at December 31, 2001 as the result of additional payments recorded relating to an earn-out agreement specified in the purchase contract.

  Professional fees include exam and audit expenses, consulting costs, legal fees, and other professional fees. The increase in these expenses in 2002 is the result of many factors, including higher legal fees relating to the repossession of assets on defaulted loans; the retention of an outside firm to conduct internal audits and regulatory compliance reviews; consultation regarding profit enhancement projects; legal fees and consulting relating to various strategic alternatives; and legal and consulting fees regarding management employee turnover.

  FDIC insurance premium expense increased during 2002 when compared with 2001 because of a higher assessment rate imposed on the Company during the year. The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no charge for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During 2002, the Bank paid an assessment rate of $.17 per $100 of domestic deposits. This compares to 2001 when, in the first and second quarters, the Bank paid an assessment rate of $0.10 per $100 of domestic deposits, and $0.03 for the third and fourth quarters. During 2000, the Bank was not required to pay an assessment charge on deposits. In addition, under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0168 per $100 of deposits per year. Any increase in deposit insurance or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

  Total loan processing and related costs were $503,000 during 2002, $564,000 during 2001, and $230,000 during 2000. Loan expenses were much higher in 2001 compared to 2000 due to the volume increases experienced at Bay Mortgage, and the increased loan costs associated with booking those loans. Mortgage related loan expenses were $399,000 during 2001, compared to $84,000 during 2000. Another factor contributing to the increase was the expenses related to repossessed assets such as carrying costs and repossession costs of assets obtained in exchange for defaulted loans which were $316,000 in 2001, and $105,000 in 2000.

  Costs related to the operation and disposition of other real estate owned has increased from year to year as the number and value of properties has increased. These costs, net of related rental and other income, were $260,000 in 2002, $150,000 in 2001, and $13,000 in 2000.

  All other operating expenses including business taxes, travel, meals, and education, postage and freight, advertising, data and credit card processing costs, office supplies, and other business expenses were $4.1 million during 2002, $4.2 million during 2001, and $3.2 million during 2000. The increase from 2000 to 2001 was due primarily to the Company's growth and expansion, specifically the growth experienced at Bay Mortgage.

  Income Taxes

  The provision for income taxes from continuing operations was $339,000, $669,000, and $494,000 for 2002, 2001, and 2000, respectively. The provision for income taxes from discontinued operations was $135,000 for 2002, a benefit of $519,000 during 2001, and $117,000 for 2000. In addition, a provision for income taxes of $417,000 was recorded in 2002 for the cumulative effect of a change in accounting principle related to the goodwill impairment charge.

  Financial Condition

  The following table summarizes the dollar and percentage change from year to year for selected balance sheet items:

		Summary Balance Sheet
		December 31,			Increase (Decrease)
		2002	2001	2000	12/31/01 - 12/31/02		12/31/00 - 12/31/01
		(dollars in thousands)			(dollars)	(percent)	(dollars)	(percent)
ASSETS
Cash and cash equivalents		43,691	50,171	25,585	(6,480)	-12.9%	24,586	96.1%
Investment Securities		33,633	34,303	12,071	(670)	-2.0%	22,232	184.2%
Loans, net		188,356	226,446	224,562	(38,090)	-16.8%	1,884	0.8%
Loans held-for-sale		63,645	37,322	10,013	26,323	70.5%	27,309	272.7%
Other assets		15,839	19,626	18,767	(3,787)	-19.3%	859	4.6%
Net assets from discontinued operations		-	2,792	5,900	(2,792)	-100.0%	(3,108)	-52.7%
	Total assets	345,164	370,660	296,898	(25,496)	-6.9%	73,762	24.8%

LIABILITIES
Non-interest-bearing deposits		46,539	43,225	40,201	3,314	7.7%	3,024	7.5%
Interest-bearing deposits		243,581	272,265	201,015	(28,684)	-10.5%	71,250	35.4%
Total deposits		290,120	315,490	241,216	(25,370)	-8.0%	74,274	30.8%
Other liabilities		23,781	26,109	24,657	(2,328)	-8.9%	1,452	5.9%
Net liabilities from discontinued operations		-	313	616	(313)	-100.0%	(303)	-49.2%
	Total liabilities	313,901	341,912	266,489	(28,011)	-8.2%	75,423	28.3%

SHAREHOLDERS' EQUITY		31,263	28,748	30,409	2,515	8.7%	(1,661)	-5.5%
	Total liabilities and shareholders equity	345,164	370,660	296,898	(25,496)	-6.9%	73,762	24.8%

  Investment Securities

  At December 31, 2002, the Company's portfolio of investment securities totaled $33.6 million, virtually unchanged from $34.3 million at December 31, 2001. The Company seeks additional opportunities to invest in securities, depending on cash, liquidity, and earnings considerations at the time. In order to maximize earning potential, management may also sell investment securities from time-to-time to realize built-in gains, or to re-invest the funds in an alternate investment opportunity.

  The Company follows financial accounting principles that require the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if circumstances warrant. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability management policy and illustrates management's assessment of the relative liquidity of the Company. At December 31, 2002, the investment portfolio consisted of 98.9% available-for-sale securities and 1.1% held-to-maturity investments. At December 31, 2001, available-for-sale securities were 88.0% and held-to-maturity investments were 12.0% of the investment portfolio. The Company did not hold any trading securities during 2002, 2001, or 2000.

  The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 2002, 2001, and 2000.

	December 31,
	2002		2001		2000
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available-for-sale
U.S. Government and agency securities	12,748	13,019	19,566	19,644	7,441	7,499
Mortgage backed securities	20,011	20,257	10,606	10,544	-	-
Total	32,759	33,276	30,172	30,188	7,441	7,499

Held-to-maturity
U.S. Government and agency securities	-	-	1,016	1,055	1,007	1,006
Municipal bonds	357	362	200	203	200	198
Certificates of deposit	-	-	2,899	2,899	3,365	3,365
Total	357	362	4,115	4,157	4,572	4,569

  At December 31, 2002, the Company's available-for-sale and held-to-maturity investments had total net unrealized gains of approximately $517,000 compared to net unrealized gains of approximately $58,000 at December 31, 2001. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

  At December 31, 2002, net unrealized gains on available-for-sale securities were $517,000 representing 1.5% of the total investment portfolio. Management has no current plans to sell any of these securities, but may chose to sell available-for-sale securities in the future depending on cash, liquidity, and earnings considerations.

  The following table summarizes the contractual maturities and weighted average yields of both available-for-sale and held-to-maturity investment securities at December 31, 2002.

			One		After 5
	One year		through		through		After
(dollars in thousands)	or less	Yield	5 years	Yield	10 years	Yield	10 years	Yield	Total	Yield
US Government and agency securities	$-	N/A	$11,957	3.48%	$1,062	3.44%	$-	N/A	$13,019	3.48%
Mortgage backed securities	9,809	3.92%	8,316	3.71%	1,023	4.50%	1,109	5.63%	20,257	3.96%
Other securities	-	N/A	100	4.14%	257	3.74%	-	N/A	357	3.85%
Total	$9,809	3.92%	$20,373	3.58%	$2,342	3.94%	$1,109	5.63%	$33,633	3.77%

  For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

  Federal Home Loan Bank Stock

  In 1991, the Company became a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, in addition to dividend earnings. Investment in FHLB stock was $2.3 million at December 31, 2002 compared to $3.5 million at December 31, 2001. The decline in the balance from 2002 to 2001 is due to the redemption of $1.4 million of stock pursuant to the FHLB re-capitalization during 2002.

  Loans

  Outstanding loans, net of deferred fees were $194.5 million at December 31, 2002, representing a decrease of $37.7 million compared to $232.2 million at December 31, 2001. Unfunded loan commitments were $39.9 million at December 31, 2002 and $53.7 million at December 31, 2001.

  The following table presents the composition of the Company's loan portfolio, excluding amounts included in discontinued operations, at the dates indicated. A loan re-coding project was completed in 2001 allowing a more precise break-out between commercial loans and commercial real estate loans for 2000 and 2001, which accounts for the majority of the shift in loan concentrations from prior periods. Data is not available to restate the commercial loan allocations for the years ended December 31, 1999 or 1998. Prior to the re-coding, the Company had reported the majority of its commercial real estate loans as commercial loans. The re-coding shifted $115.5 million of loans from commercial to real estate commercial compared to the previously reported 2000 loan concentrations. The year 2001 and 2002 presentation also includes these loans as real estate commercial, rather than commercial.

	December 31,
	2002		2001		2000		1999		1998
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	42,200	21.62%	47,096	20.22%	42,093	18.32%	118,625	81.86%	100,633	77.56%
Real estate construction	37,229	19.07%	26,520	11.39%	10,744	4.68%	3,104	2.14%	3,206	2.47%
Real estate commercial	82,763	42.41%	111,437	47.85%	130,272	56.70%	9,859	6.81%	7,026	5.41%
Real estate mortgage	28,370	14.53%	36,190	15.54%	34,402	14.97%	8,194	5.65%	13,774	10.62%
Consumer and other	4,626	2.37%	11,650	5.00%	12,247	5.33%	5,134	3.54%	5,108	3.94%
	195,188	100.00%	232,893	100.00%	229,758	100.00%	144,916	100.00%	129,747	100.00%
Deferred loan fees	(682)		(737)		(764)		(606)		(541)
Total loans	194,506		232,156		228,994		144,310		129,206
Allowance for loan losses	(6,150)		(5,710)		(4,432)		(2,225)		(1,769)
Total loan, net	188,356		226,446		224,562		142,085		127,437

  During 2002, the Company experienced a reduction in its loan portfolio, particularly in commercial and commercial real estate loans. The Company's lending strategy is to build a loan portfolio that services the needs of its customers and communities, maximizes earnings, and mitigates credit risk. Under the current local, regional and national economic weakness, the Company is implementing this strategy by selectively reducing the volume in its loan portfolio. Management and loan personnel carefully assess a potential borrower's creditworthiness, and may not offer as favorable rates and terms to existing customers when their loans mature or renew. These factors, combined with a relatively low rate environment, have encouraged some customers to establish alternative credit relationships. The Company strives to remain competitive and keep favorable customer relationships, but many customers have paid-off their loans during the year.

  The large increase in total loans from 1999 to 2000 is partially due to the acquisition of NBOC in July of 2000 which added $29.5 million of loans to the portfolio at December 31, 2000. Loan growth of $43.4 million at Bay Bank during 2000 contributed to the increase in total loans in 2000. In 2000 and 2001, real estate construction and real estate mortgage loans have increased from prior periods due to the acquisition and growth of Bay Mortgage.

  The following table shows the contractual maturities of the Company's loans and sensitivity to changes in interest rates at the dates indicated:

		December 31, 2002
			Due after one
		Due in one	year through	Due after	Total
(dollars in thousands)		year or less	5 years	5 years	Loans
Commercial		$32,073	$9,792	$262	$42,127
Real estate construction		34,513	2,111	452	37,076
Real estate commercial		22,706	43,878	15,756	82,340
Real estate mortgage		12,392	10,636	5,310	28,338
Consumer and other		1,746	2,848	31	4,625
	Total loans net of deferred fees	$103,430	$69,265	$21,811	$194,506

Loans with fixed interest rates					$119,827
Loans with variable interest rates					74,679
	Total loans net of deferred fees				$194,506

  Allowance for Loan Losses

  The allowance for loan losses represents management's estimate of probable losses that have occurred as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan rating categories. At a loan's inception, management evaluates the credit risk by using a grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss, and all loans rated 6-10 are collectively the Company's "watch list". The specific grades from 6-10 are "management attention", "special mention", "substandard", "doubtful", and "loss", respectively. When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with two components, specific reserves and a general allowance.

  Specific Reserves: Loans on the Company's watch list, as described above, are specifically reserved for by applying a separate reserve factor to the volume of loans within each risk grade. The reserve factors are determined on the basis of regulatory guidelines and suggestions. Management assesses each loan on the watch list, and selected additional loans, to assure the reserve factor applied to each risk grade is sufficient for each individual loan within the pool. When significant conditions or circumstances exist on an individual loan indicating greater risk, additional specific reserves may be required. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

  General Allowance: Any loan that does not require a specific reserve is subject to a general reserve loss factor. Management determines this factor by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management analyzes:

    the volume and severity of non-performing loans and adversely classified credits;
    the level of net charge-offs experienced on previously classified loans;
    the nature and value of collateral securing the loans;
    the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time;
    the general and local economic and business conditions affecting the Company's ability to collect on these loans;
    the relationship and trend over the past several years of recoveries in relation to charge-offs; and
    any changes in lending policies, lending management, or the loan review system.

  Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

  Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $6.2 million and $5.7 million at the end of 2002 and 2001, respectively, a decline of approximately $500,000. The allowance, as a percentage of year-end total loans, increased from 2.46% at year-end 2001 to 3.16% at year-end 2002.

  The increase in provision between December 31, 2000 and December 31, 2001 was to reserve against potential future losses resulting from the charge-off of loans currently in the portfolio. Factors affecting the decision to increase these reserves included the high level of non-performing loans, the increase in recent charge-off experience, and the overall state of the current local, regional, and national economies.

  In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance decreased to $1.9 million at December 31, 2002 compared to $3.2 million at December 31, 2001. Management has decreased its general reserve percentages from year to year to more closely reflect the charge-off history of unclassified loans in the Company's specific markets. The impact of reducing general allowance percentages removed $850,000 from the general reserve at the end of 2002 when compared to the reserves at December 31, 2001. The remaining decline of approximately $450,000 was due to a lower volume of loans.

  At December 31, 2002, approximately $4.2 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $2.8 million at December 31, 2001. In response to the current economic environment, the Company has become more conservative in its approach to identifying potential problem loans and placing them on the watch list, by downgrading loans more aggressively than it had in the past. Loans on the watch list are more closely monitored for quality issues, including collateral adequacy and the borrower's ability to repay. The potential adverse economic impact of these loans is reduced through close monitoring and by recording a sufficient reserve against these credits. Total loans on the watch list or requiring additional specific reserves has increased substantially during 2002 to $39.7 million at December 31, 2002 from $28.0 million at December 31, 2001. Management periodically reviews these loans and assesses the adequacy of the associated allowance. At December 31, 2002, management believes that all potential losses associated with these loans are fully reserved for.

  The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually realized for these losses can vary significantly from the estimated amounts.

  The following table shows the Company's loan loss performance for the periods indicated:

(balances exclude amounts from discontinued operations)	For the Year Ended December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Loans outstanding at end of period, net of deferred fees (1)	$194,506	$232,156	$228,994	$144,310	$129,206
Average loans outstanding during the period	$219,231	$235,165	$197,081	$130,681	$130,559
Allowance for loan losses, beginning of period	$5,710	$4,432	$2,225	$1,769	$1,970
Loans charged off:
Commercial	2,111	1,099	1,906	471	618
Real Estate	415	1,743	-	41	-
Consumer	7	53	36	50	22
Credit Cards	83	86	51	96	87
Total loans charged-off	2,616	2,981	1,993	658	727

Recoveries:
Commercial	99	97	1,176	104	-
Real Estate	156	652	-	15	3
Consumer	1	15	9	1	4
Credit Cards	17	3	15	23	10
Total recoveries	273	767	1,200	143	17
Provision for loan losses	2,783	3,492	1,012	971	509
Adjustment incident to acquisition	-		1,988
Allowance for loan losses, end of period	$6,150	$5,710	$4,432	$2,225	$1,769

Net loans charged-off during the period	2,343	2,214	793	515	710
Ratio of net loans charged-off to average loans outstanding	1.07%	0.94%	0.40%	0.39%	0.54%
Ratio of allowance for loan losses to loans at end of period	3.16%	2.46%	1.94%	1.54%	1.37%

  (1) Excludes loans held-for-sale

  Management anticipates charge-offs in 2003 will be comprised of approximately $750,000 in commercial loans, $375,000 in real estate loans, $90,000 of consumer loans and $80,000 in credit card loans. These are estimated amounts, and management can make no assurances that actual charge-offs will not vary from these estimates.

  Impaired Loans

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

  At December 31, 2002 and 2001, the Company's recorded investment in impaired loans was $11.0 million and $7.3 million, respectively. Of these impaired loans, $5.1 million and $2.5 million have related specific reserves of $1.5 million and $792,000, while $5.9 million and $4.8 million did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001, and 2000, was approximately $7.2 million, $6.0 million, and $4.9 million, respectively.

  Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable. For the years ended December 31, 2002, 2001, and 2000, interest income on impaired loans was $402,000, $324,000, and $159,000, respectively.

  Non-Performing Assets

  Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Loans on non-accrual status	$5,097	$4,590	$4,449	$2,211	$2,405
Loans past due greater than 90 days but not on non-accrual status	982	1,178	1,170	-	9
Other real estate owned	1,304	1,498	1,247	562	573
Other repossessed assets	4	5	312	18	-
Non-performing assets from continuing operations	7,387	7,271	7,178	2,791	2,987
Non-performing assets from discontinued operations	-	217	661	176	332
Total non-performing assets	$7,387	$7,488	$7,839	$2,967	$3,319
Total assets from:
Continuing operations	$345,164	$367,868	$290,998	$191,918	$173,570
Discontinued operations	-	2,792	5,900	6,577	4,775
Total assets	$345,164	$370,660	$296,898	$198,495	$178,345
Percentage of non-performing assets to total assets from:
Continuing operations	2.14%	1.98%	2.47%	1.45%	1.72%
Discontinued operations	N/A	7.77%	11.20%	2.68%	6.95%
Total non-performing assets to total assets	2.14%	2.02%	2.64%	1.49%	1.86%

  Non-performing assets were $7.4 million or 2.14% of total assets at December 31, 2002, compared to $7.5 million or 2.02% at December 31, 2001 and $7.8 million or 2.64% at December 31, 2000. These levels represent significant increases from prior periods due to the overall growth of the company, and the weakness of the economies in the Company's primary markets. Non-accrual loans were $5.1 million, $4.6 million, $4.4 million, $2.2 million, and $2.4 million at December 31, 2002, 2001, 2000, 1999, and 1998, respectively. Approximately $4.8 million of the non-accrual loans at December 31, 2002 reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed above. The increase in the provision for loan losses each year is largely reflective of the increases in the average non-accrual loans and the level of net charge-offs during the periods, as well as total asset growth.

  The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. Although the level of non-performing assets is virtually unchanged during the past three years, the Company's aggressiveness is evidenced by the changes in the level of non-performing assets from quarter to quarter in 2002 and 2001. Total non-performing assets were $6.2 million, $5.8 million and $7.3 million at the end of the first, second and third quarters of 2002, respectively. Total non-performing assets were $8.9 million, $7.7 million and $8.8 million at the end of the first, second and third quarters of 2001, respectively. As these impaired loans are identified and brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to decrease.

  Other real estate owned ("OREO") decreased by $194,000 from 2001 to 2002 due to the sale or valuation adjustment of existing properties. Reductions are offset by foreclosed properties that are added to OREO. During 2002, six properties were sold with a total asset value at the time of sale of $689,000. In addition, the asset values of several properties were adjusted for a total cost of $131,000. Conversely, five properties were repossessed and added to OREO with a total asset value of $626,000. All remaining properties are being actively marketed through local real estate agencies.

  Deposits

  The following table sets forth the composition of the Company's deposit liabilities and associated weighted average rates on the dates indicated:

	December 31,
	2002			2001			2000
			Weighted			Weighted			Weighted
(dollars in thousands)	Ending	Average	Average	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate	Balance	Balance	Rate
Non-interest-bearing demand deposits	$46,539	$44,593	N/A	$43,225	$41,652	N/A	$40,201	$35,564	N/A
Savings	14,273	13,648	1.26%	13,275	13,209	2.58%	12,894	14,267	2.81%
Interest-bearing demand deposits	35,632	26,293	0.78%	34,979	25,660	1.38%	22,736	17,548	1.68%
Money market accounts	59,056	59,686	2.24%	48,333	50,467	3.78%	38,140	32,853	4.48%
Certificates of deposit under $100,000	68,610	71,581	4.29%	80,611	86,549	6.19%	80,867	59,159	6.53%
Certificates of deposit over $100,000	66,010	74,970	3.80%	95,067	78,187	5.15%	46,378	38,556	5.96%
Total	$290,120	$290,771	2.63%	$315,490	$295,724	4.05%	$241,216	$197,947	4.21%

  Total deposits decreased to $290.1 million at December 31, 2002, a reduction of $25.4 million or 8.1% from $315.5 million at December 31, 2001, which compares to $241.2 million at December 31, 2000. Non-volatile, non-interest-bearing deposits, also referred to as core deposits, have increased slightly from prior year-ends. At December 31, 2002, non-interest-bearing demand deposits were $46.5 million or 16.0% of total deposits, compared to $43.2 million or 13.7% of total deposits at December 31, 2001.

  Interest-bearing deposits consist of interest-bearing demand, money market, savings and time certificate accounts. By their nature, interest-bearing account balances tend to grow or decline as the Company reacts to changes in competitors' pricing and interest rate strategies. At December 31, 2002, interest-bearing demand accounts totaled $35.6 million reflecting a slight increase of $600,000, or 1.7%, from $35.0 million at December 31, 2001. The high level of mortgage lending activity during 2002 and 2001 has resulted in a corresponding increase in escrow funds, which are on deposited at the Bank in interest-bearing demand accounts, until the escrow is finalized. The balance of money market accounts was $59.1 million at December 31, 2002, an increase of $10.8 million or 22.4% from the December 31, 2001 level of $48.3 million. With the overall decline in the stock market and general economy over the past two years, consumers have increased their utilization of the money market accounts, despite the lower interest rates. The money market product allows the consumer more stability than an investment in stock, but is more liquid and has greater flexibility than the higher rate certificates of deposit. If the economy and interest rates rebound from the current, lower levels, the Company expects to see a decline in money market deposits as consumers re-enter the stock market, or invest in higher rate certificates of deposit.

  At December 31, 2002, certificates of deposit over $100,000 totaled $66.0 million compared to $95.1 million at December 31, 2001, a decrease of $29.1 million or 30.6%. During 2001, broker certificates of deposit over $100,000 were used to fund rapid mortgage lending growth. During 2002, as the volumes of loans held-for-sale have declined, the Company has not renewed these certificates. At December 31, 2002, broker certificates of deposit were $29.7 million or 10.2% of the Company's $290.1 million of total deposits, compared to $56.7 million or 18.0% of $315.5 million of total deposits at December 31, 2001.

  The following table sets forth, by time remaining to re-pricing or maturity, all time certificates of deposit accounts outstanding at December 31, 2002:

	Time deposits of $100,000 or more		All other time deposits
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$28,768	43.58%	$16,400	23.91%
After three months through six months	8,066	12.22%	12,057	17.57%
After six months through one year	12,965	19.64%	28,606	41.69%
After one year through five years	16,211	24.56%	11,547	16.83%
Total	$66,010	100.00%	$68,610	100.00%
Percentage of total time deposits	49.0%		51.0%

  Other Borrowings

  Short-term borrowings consist of unsecured, overnight federal funds purchased of $2.5 million, $2.8 million, and $1.3 million at December 31, 2002, 2001, and 2000, respectively. The interest rate on these short-term borrowings was 0.8125% as of December 31, 2002, 1.4375% at December 31, 2001, and 6.3125% at December 31, 2000.

  Long-term borrowings, for the following periods, consisted of:

	December 31,
(dollars in thousands)	2002	2001	2000
Notes payable to Federal Home Loan Bank; interest from 1.43% to 8.62%, 2.00% to 8.62%, and 6.02% to 8.80% at December 31, 2002, 2001, and 2000, respectively, payable in monthly installments plus interest; due 2003 to 2009; secured by certain investment securities and mortgage loans totaling $25.1 million, $35.4 million, and $20.1 million at December 31, 2002, 2001, and 2000, respectively.	$15,833	$16,013	$18,293

Notes payable to a correspondent bank; interest at 8.00% at December 31, 2002, 2001, and 2000, payable in monthly principal and interest installments of $30,000, final payment of $2.1 million due in December 2007; secured by Company stock	2,826	2,945	3,000

Contract payable to a private party; interest 9.0% for all periods, payable in monthly installments plus interest through October 2010	47	51	55

Total long-term borrowings	$18,706	$19,009	21,348

  The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for each borrowing category for the years ended December 31, 2002, 2001, and 2000.

	December 31,
(dollars in thousands)	2002	2001	2000
Short-term borrowings (federal funds)
Balance at end of period	$2,525	$2,750	$1,275
Average balance of borrowing during period	$3,464	$3,516	$2,115
Maximum amount of borrowing outstanding at any month end during period	$4,100	$5,625	$7,300
Weighted average interest rate for period	1.27%	3.24%	5.01%

Notes payable to Federal Home Loan Bank
Balance at end of period	$15,833	$16,013	$18,293
Average balance of borrowing during period	$15,913	$17,125	$21,883
Maximum amount of borrowing outstanding at any month end during period	$15,998	$18,278	$29,668
Weighted average interest rate for period	4.36%	6.05%	6.84%

Notes payable to correspondent bank
Balance at end of period	$2,826	$2,945	$3,000
Average balance of borrowing during period	$2,889	$2,988	$41
Maximum amount of borrowing outstanding at any month end during period		$3,000	$3,000
Weighted average interest rate for period	8.10%	8.20%	N/A

Contract payable
Balance at end of period	$47	$51	$55
Average balance of borrowing during period	$49	$53	$57
Maximum amount of borrowing outstanding at any month end during period	$51	$55	$58
Weighted average interest rate for period	8.16%	9.43%	8.77%

  The scheduled repayment of other borrowings subsequent to December 31, 2002, is as follows:

	December 31, 2002
		Due after three	Due after one
	Due in three	months through	year through	Due after
(dollars in thousands)	months or less	one year	five years	5 years	Total
Short-term borrowings	$2,525	$-	$-	$-	$2,525
Long-term borrowings	8,078	2,239	8,260	129	18,706
Total borrowings	$10,603	$2,239	$8,260	$129	$21,231

  Historically, the Company has utilized borrowings from the Federal Home Loan Bank (FHLB) as an important source of funding for its long-term growth and to meet temporary funding needs. The Company maintains a borrowing line limited to 15% of the Bank's assets, subject to certain collateral limitations. Advances from the FHLB, as a percentage of total assets from continuing operations, were 4.6%, and 4.4% at December 31, 2002, and 2001, respectively.

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

  Advances from the FHLB have original maturities over periods ranging from 3 months through 15 years and at December 31, 2002 bear interest rates ranging from 1.43% to 8.62%. At December 31, 2002 and 2001, $15.8 million and $16.0 million, respectively, in advances were outstanding from the FHLB.

  During 2000, the Company obtained a $3.0 million term loan from a regional bank in order to provide working capital to the Bank and to increase the Bank's regulatory capital. The note bears interest at 8%, and matures in December 2007. At December 31, 2002, the principal balance of this loan was $2.8 million. The Company has pledged the Bank's stock as collateral for the borrowings. This loan is subject to certain restrictive covenants, all of which the Company has complied with at December 31, 2002. At December 31, 2001, the Company was in violation of a covenant related to this loan requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarters ended September 30, 2001 and December 31, 2001 was received from the Company's lender on March 18, 2002. The lender has the discretion to require immediate repayment of the balance due or repossess the collateral for this note under terms of the loan covenants. The Company has not been in violation of this covenant since December 31, 2001, and does not anticipate future violations.

  Capital

  The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. At December 31, 2002, the Company's Total and Tier 1 Capital ratios were 12.56% and 11.29%, respectively; and at December 31, 2001, the Company's ratios were 10.10% and 8.84%, respectively. The ratio of shareholder's equity to average assets was 9.03% and 8.14% at December 31, 2002 and 2001, respectively. At December 31, 2002, the Bank's Total Capital, Tier 1 Capital, and Tier 1 leverage ratios were 12.83%, 11.57%, and 8.28%, respectively and at December 31, 2001 were 10.72%. 9.46%, and 6.99%, respectively. To be considered "well capitalized" as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At December 31, 2002 and at December 31, 2001, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations.

  Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  Asset-Liability Management/Interest Rate Sensitivity

  The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A part of asset-liability management involves interest rate sensitivity, the difference between re-pricing assets and re-pricing liabilities in a specific time period. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 2002, the analysis indicated that the earnings risk was within the Company's policy guidelines.

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

  The following table presents interest-rate sensitivity data at December 31, 2002. The interest rate gaps reported in the table arise when assets are funded with liabilities having different re-pricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

	Estimated Maturity or Repricing at December 31, 2002
		Due after three	Due after six	Due after one
	Due in three	months through	months through	year through	Due after
(dollars in thousands)	months or less	six months	one year	five years	5 years	Total
Interest-earning assets:
Interest-earning balances due from banks	30,335	-	-	-	-	30,335
Investments available-for-sale	2,497	985	6,327	20,273	3,194	33,276
Investments held-to-maturity	-	-	-	100	257	357
Federal Home Loan Bank Stock (1)	2,346	-				2,346
Loans held-for-sale	63,645	-	-	-	-	63,645
Loans, including fees	83,473	7,655	12,302	69,265	21,811	194,506
Total Interest-earning assets	182,296	8,640	18,629	89,638	25,262	324,465
Allowance for loan losses						(6,150)
Non-interest-bearing cash and due from banks						13,356
Other assets						13,493
Total assets						345,164
Interest-bearing Liabilities:
Savings and interest-bearing demand deposits	108,961	-	-	-	-	108,961
Certificate of Deposit	45,168	20,123	41,571	27,758	-	134,620
Borrowings	10,603	2,079	160	8,260	129	21,231
Total Interest-bearing liabilities	164,732	22,202	41,731	36,018	129	264,812
Non-interest-bearing liabilities
Demand Deposit						46,539
Other						2,550
Shareholders' equity						31,263
Total liabilities and shareholders' equity						345,164
Interest sensitivity gap	17,564	(13,562)	(23,102)	53,620	25,133	59,653
Cumulative interest sensitivity gap	17,564	4,002	(19,100)	34,520	59,653

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

  The Company utilizes asset/liability modeling software to determine the effect of a shift in market interest rates, with scenarios of interest rates increasing 100 and 200 basis points and decreasing 50 and 100 basis points. Because current interest rates are extremely low, the 100 and 200 basis point downward shock normally included in the model has been compacted to a 50 and 100 basis point shock analysis. The model utilized to create the table presented below is based on the concept that all rates do not move by the same amount or at the same time. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. In addition, interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. The ability of certain borrowers to make scheduled payments on the adjustable rate loans may decrease in the event of an interest rate increase due to adjustments in the amount of the payments.

  The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate. Local conditions and the strategy of the Company determine the weights for loan and core deposits, while the other weights are set by national markets. In addition, a timing factor has been used as fixed rate instruments do not re-price immediately; renewals may have different terms than original maturities; and the timing of changes for each type of instrument varies (for example, core deposit re-pricing usually lags a change in the federal funds rate, but variable rate loans re-price immediately with changes to the Company's prime interest rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

  The following table shows the estimated impact on the Company of the interest rate shock on "Economic Value of Equity" which measures change in net interest income, and the "Changes in Total Economic Value" which measures change in the fair value of financial instruments, at December 31, 2002:

(dollars in thousands)	Change in Economic Value of Equity		Change in Total Economic Value
Rate shock	Amount	% Equity	Amount	% Equity
+2.0%	$(1,336)	-4.2%	$9,903	31.0%
+1.0%	$(668)	-2.1%	$4,952	15.5%
-0.5%	$267	0.9%	$(2,475)	-7.8%
-1.0%	$534	1.7%	$(4,949)	-15.5%

  Loans and certificates of deposit represent the majority of interest rate exposure. Investments only represent 10.4% of interest-earning assets and, therefore, the impact of the investments on net interest income due to changing rates may not be significant. Historically, savings and interest-bearing checking accounts have not re-priced in proportion to changes in overall market interest rates. Changes in net interest income can generally be attributed to the balance of loans and certificates of deposit maturing or re-pricing.

  The change in fair values of financial assets is mainly a result of total loans representing 59.9% of total interest-earning assets. Of these loans $119.8 million or 61.6% have fixed interest rates, which decline in value during a period of rising interest rates.

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

  Return on Equity and Assets

  Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

	December 31,
(dollars in thousands, except per share amounts)	2002	2001		2000
Net income (loss) from:
Continuing operations	$2,002	$608		$356
Discontinued operations	285	(2,058)		513
Change in accounting	(791)	-		-
Net income (loss)	$1,496	$(1,450)	$	$ 869

Average assets from:
Continuing operations	$345,950	$347,452		$248,447
Discontinued operations	395	5,712		6,382
Total average assets	$346,345	$353,164		$254,829

Return on average assets from:
Continuing operations	0.58%	0.17%		0.14%
Discontinued operations	72.15%	-36.03%		8.04%
Change in accounting	N/A	N/A		N/A
Total return on average assets	0.43%	-0.41%		0.34%

Net income (loss)	$1,496	$(1,450)		$869
Average equity	$30,193	$30,701		$30,782
Return on average equity	4.95%	-4.72%		2.82%

Cash dividends paid per share	$-	$0.05		$0.07
Diluted earnings per share	$0.39	$(0.39)		$0.22
Dividend pay-out ratio	0.00%	N/A		32.34%

Average equity	$30,193	$30,701		$30,782
Average assets	$346,345	$353,164		$254,829
Average equity to assets ratio	8.72%	8.69%		12.08%

  Liquidity

  Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customer deposits, loan payments, sales of investments, loans or other assets, borrowings, and the use of the federal funds market. As of December 31, 2002, approximately $9.8 million of the securities portfolio matures within one year.

  Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have original maturity periods ranging from three months through 15 years and at December 31, 2002, bear interest at rates ranging from 1.43% to 8.62%. At December 31, 2002, $15.8 million in advances were outstanding from the FHLB.

  Currently, the primary utilization of the Company's excess liquidity is related to changes in the origination volume of loans held-for-sale. During 2002 and 2001, the Company originated high volumes of mortgage loans as consumers took advantage of relatively low housing market interest rates to refinance, build, or purchase homes. Although these residential mortgage loans are typically sold within 15-45 days after funding, the volume funded but unsold grew from $10.0 million at December 31, 2000 to over $55.0 million during the first quarter of 2001, and to over $68.0 million at the peak during the fourth quarter of 2001. In order to take advantage of the income generated by the increase in mortgage loan volume, the Company utilized the broker certificate of deposit market during 2001 to fund the growth. During much of 2002, origination volumes stabilized at an average balance of under $20.0 million. Excess funds generated from the reduction in loans held-for-sale volumes were deposited in the Company's cash account with the FHLB. To offset this increase in cash and the resulting increase in liquidity, higher rate broker certificates of deposit have not been renewed as they matured during the year. Broker certificates of deposit have decreased to $29.7 million or 10.2% of total deposits at December 31, 2002 compared to $56.7 million or 18.0% of total deposits at December 31, 2001. During the fourth quarter of 2002, loans held-for-sale volumes again increased significantly, and ended the year at a volume of $63.6 million. The Company did not have the same challenges and strains on liquidity as experienced during 2001, because a reduction in commercial loan volumes during 2002 helped to offset the loans held-for-sale growth. Total loans have decreased $37.7 million to $194.5 million at December 31, 2002 from $232.2 million at December 31, 2001, creating additional liquidity.

  Certain of the Company's long-term borrowings have restrictive covenants that require the Company to maintain minimum levels of net income to required annual debt-service payments. If the Company is in violation of these or any other covenant for this loan, the lender has the right to call the loan immediately due at their discretion. At December 31, 2001, the Company was in violation of a covenant requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarters ended September 30, 2001 and December 31, 2001 was received from the Company's lender on March 18, 2002. The lender has the discretion to require immediate repayment of the balance due, or repossess the collateral for this note under the terms of violation of the loan covenants. The Company has not been in violation of this covenant since that time, and does not anticipate future violations.

  Recently Issued Accounting Standards:

  In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this Statement will have a material impact on the Company's consolidated financial statements.

  In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Company's management does not expect that the application of the provisions of this Statement will have a material impact on the Company's consolidated financial statements.

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

  In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. The Company's management does not expect that the application of the provisions of this Interpretation will have a material impact on the Company's consolidated financial statements.

  In November 2002, FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's management does not expect that the application of the provisions of this Interpretation will have a material impact on the Company's consolidated financial statements.

  Item 8. Financial Statements and Supplementary Data

  INDEPENDENT AUDITOR'S REPORT

  To the Shareholders and Board of Directors
  Cowlitz Bancorporation and Subsidiaries

  We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Cowlitz Bancorporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon February 4, 2003	/s/ Moss Adams, LLP

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF CONDITION
(dollars in thousands)

	December 31,
ASSETS	2002	2001
Cash and cash equivalents	$43,691	$50,171
Investment securities:
Investments available-for-sale (at fair value, cost of $32,759 and
$30,172 at December 31, 2002 and 2001, respectively)	33,276	30,188
Investments held-to-maturity (at amortized cost, fair value of $362 and
$4,157 at December 31, 2002 and 2001, respectively)	357	4,115
Total investment securities	33,633	34,303

Federal Home Loan Bank stock, at cost	2,346	3,531

Loans held-for-sale	63,645	37,322

Loans, net of deferred loan fees	194,506	232,156
Allowance for loan losses	(6,150)	(5,710)
Total loans, net	188,356	226,446
Premises and equipment, net of accumulated depreciation of $4,586 and
$3,989 at December 31, 2002 and 2001, respectively	4,377	5,221
Goodwill, net of impairment adjustments and accumulated amortization
of $488 at December 31, 2002 and 2001	2,351	3,560
Intangible assets, net of accumulated amortization of $1,468 and
$1,203 at December 31, 2002 and 2001, respectively	502	767
Accrued interest receivable and other assets	6,263	6,547
Net assets from discontinued operations	-	2,792
TOTAL ASSETS	$345,164	$370,660

LIABILITIES
Deposits:
Non-interest-bearing demand	$46,539	$43,225
Savings and interest-bearing demand	108,961	96,587
Certificates of deposit	134,620	175,678
Total deposits	290,120	315,490

Short-term borrowings	2,525	2,750
Long-term borrowings	18,706	19,009
Accrued interest payable and other liabilities	2,550	4,350
Net liabilities from discontinued operations	-	313
TOTAL LIABILITIES	313,901	341,912

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and
outstanding at December 31, 2002 and 2001	-	-
Common stock, no par value; 25,000,000 shares authorized as of December 31, 2002 and 2001, with 3,818,272 and 3,692,560 shares issued and outstanding at
December 31, 2002 and 2001, respectively	17,491	16,802
Additional paid-in capital	1,538	1,538
Retained earnings	11,894	10,398
Accumulated other comprehensive income, net of taxes	340	10
TOTAL SHAREHOLDERS' EQUITY	31,263	28,748

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$345,164	$370,660

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
INTEREST INCOME
Interest and fees on loans	$19,725	$23,965	$19,755
Interest on taxable investment securities	1,604	848	651
Interest on nontaxable investment securities	15	8	8
Other interest and dividend income	695	1,283	906
Total interest income	22,039	26,104	21,320

INTEREST EXPENSE
Savings and interest-bearing demand	1,714	2,600	2,169
Certificates of deposit	5,920	9,382	6,164
Short-term borrowings	44	115	106
Long-term borrowings	933	1,285	1,501
Total interest expense	8,611	13,382	9,940

Net interest income before provision for loan losses	13,428	12,722	11,380

PROVISION FOR LOAN LOSSES	2,783	3,492	1,012
Net interest income after provision for loan losses	10,645	9,230	10,368

NONINTEREST INCOME
Gains on loans sold	5,655	4,872	1,813
Mortgage brokerage fees	3,221	2,450	1,497
Escrow fees	1,140	895	316
Service charges on deposit accounts	752	737	714
Credit card income	547	507	381
Fiduciary income	275	238	301
Net gains (losses) on sales of investment securities available-for-sale	183	89	(4)
Gain (loss) on sale of repossessed assets	(113)	(429)	92
Other income	233	232	109
Total noninterest income	11,893	9,591	5,219

NONINTEREST EXPENSE
Salaries and employee benefits	10,722	9,085	8,372
Net occupancy and equipment expense	2,260	2,387	2,060
Professional fees	1,491	476	310
Business taxes	606	602	390
FDIC assessment	557	214	94
Credit card expense	527	408	307
Data processing and communications	512	524	417
Loan expense	503	564	230
Postage and freight	484	476	328
Travel and education	401	321	344
Stationary and supplies	337	368	334
Amortization of intangible assets	265	489	458
Cost relating to other real estate owned	260	150	13
Other expenses	1,272	1,480	1,080
Total noninterest expense	20,197	17,544	14,737
Income from continuing operations before provision for income taxes	2,341	1,277	850
PROVISION FOR INCOME TAXES	339	669	494
Income from continuing operations	2,002	608	356
DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS, NET OF TAX	6	(2,058)	513
GAIN ON DISPOSAL, NET OF TAX	279	-	-
Income (loss) from discontinued operations	285	(2,058)	513
Income (loss) before cumulative effect of a change in accounting principle	2,287	(1,450)	869
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX	(791)	-	-
Net income (loss)	$1,496	$(1,450)	$869

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.53	$0.16	$0.09
Discontinued operations	0.08	(0.55)	0.13
Cumulative effect of a change in accounting principle	(0.21)	-	-
Net income (loss) per basic share of common stock	$0.40	$(0.39)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.53	$0.16	$0.09
Discontinued operations	0.07	(0.55)	0.13
Cumulative effect of a change in accounting principle	(0.21)	-	-
Net income (loss) per diluted share of common stock	$0.39	$(0.39)	$0.22

WEIGHTED-AVERAGE SHARE OUTSTANDING - BASIC	3,757,608	3,691,728	3,885,946
WEIGHTED-AVERAGE SHARE OUTSTANDING - DILUTED	3,851,196	3,731,319	3,900,765
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

BALANCE, December 31, 1999	4,022,052	$18,530	$1,538	$11,460	$(38)	$31,490
Comprehensive income:
Net income	-	-	-	869	-	869	$869
Net changes in unrealized loss on
investments available-for-sale,
net of deferred taxes of $38	-	-	-	-	76	76	76
Comprehensive income
Issuance of common stock for cash	8,207	39	-	-	-	39	$945
Purchase of treasury stock	(340,932)	(1,784)	-	-	-	(1,784)
Cash dividend paid ($.07 per share)	-	-	-	(281)	-	(281)

BALANCE, December 31, 2000	3,689,327	16,785	1,538	12,048	38	30,409
Comprehensive income:
Net loss	-	-	-	(1,450)	-	(1,450)	$(1,450)
Net changes in unrealized gain on
investments available-for-sale,
net of deferred taxes of $8	-	-	-	-	(28)	(28)	(28)
Comprehensive loss
Issuance of common stock for cash	3,233	17	-	-	-	17	$(1,478)
Cash dividend paid ($.05 per share)	-	-	-	(200)	-	(200)

BALANCE, December 31, 2001	3,692,560	16,802	1,538	10,398	10	28,748
Comprehensive income:
Net income	-	-	-	1,496	-	1,496	$1,496
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $176	-	-	-	-	330	330	330
Comprehensive income
Proceeds from the exercise of							$1,826
stock options	87,600	479	-	-	-	479
Issuance of common stock in
connection with acquisition	38,112	210	-	-	-	210

BALANCE, December 31, 2002	3,818,272	$ 17,491	$1,538	$11,894	$340	$31,263
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations, net of a change in accounting principle	$1,211	$608	$356
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred tax benefit	(769)	(149)	(1,141)
Depreciation and amortization	881	1,305	1,200
Impairment of goodwill	1,208	-	-
Provision for loan losses	2,783	3,492	1,012
Net (gains) losses on maturities and sales of investment securities available for sale	(183)	(89)	4
Net amortization of investment security premiums and accretion of discounts	477	(9)	(4)
Net loss (gain) on sales of foreclosed assets	113	429	(92)
Gain on the sale of premises and equipment	(20)	-	-
Gains on loans sold	(5,655)	(4,872)	(1,813)
Origination of loans held-for-sale	(500,109)	(467,554)	(138,704)
Proceeds from loan sales	479,455	445,117	132,759
(Increase) decrease in accrued interest receivable and other assets	426	(1,157)	1,158
(Decrease) increase in accrued interest payable and other liabilities	(1,623)	2,232	759
Federal Home Loan Bank stock dividends	(213)	(229)	(212)
Net cash from continuing operations	(22,018)	(20,876)	(4,718)

Net income (loss) from discontinued operations	285	(2,058)	513
Adjustments to reconcile net income (loss) from discontinued operations to net cash from operating activities:
Deferred tax benefit	-	(56)	(25)
Depreciation and amortization	-	103	116
Impairment of goodwill	-	1,215	-
Provision for loan losses	-	1,770	143
Gain on sale of discontinued operations	(423)	-	-
Decrease (increase) in accrued interest receivable and other assets	(16)	629	19
Increase (decrease) in accrued interest payable and other liabilities	120	(219)	183
Net cash from discontinued operations	(34)	1,384	949
Net cash from operating activities	(22,052)	(19,492)	(3,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of foreclosed assets	714	2,979	942
Proceeds from maturities of investment securities held-to-maturity	4,324	8,865	4,365
Proceeds from maturities and sales of investment securities available-for-sale	41,305	10,848	5,472
Purchases of investment securities:
Held-to-maturity	(559)	(8,399)	(4,369)
Available-for-sale	(44,192)	(34,253)	(224)
Proceeds from redemption of Federal Home Loan Bank stock	1,398	-	-
Net decrease (increase) in loans - continuing operations	34,714	(9,009)	(51,580)
Net decrease (increase) in loans - discontinued operations	-	258	(361)
Purchases of premises and equipment	(111)	(436)	(288)
Proceeds from the sale of premise and equipment	47	-	-
Net proceeds from the sale of discontinued operations	3,345	-	-
Net cash received in business acquisition	-	-	3,188
Net cash from investment activities	40,985	(29,147)	(42,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings, and interest-bearing demand deposits	15,688	25,841	12,463
Net (decrease) increase in certificates of deposit	(41,058)	48,433	48,205
Dividends paid	-	(200)	(281)
Net (decrease) increase in short-term borrowings	(225)	1,475	-
Proceeds from long-term borrowings	11,000	10,000	11,450
Repayment of long-term borrowings	(11,303)	(12,339)	(16,933)
Repurchase of common stock	-	-	(1,784)
Proceeds from the exercise of stock options	479	-	-
Issuance of common stock for cash, net of amount paid for fractional shares and offering costs	-	17	39
Net cash from financing activities	(25,419)	73,227	53,159

Net (decrease) increase in cash and cash equivalents	(6,486)	24,588	6,535
CASH AND CASH EQUIVALENTS, beginning of year	50,177	25,589	19,054
CASH AND CASH EQUIVALENTS, end of year	$43,691	$50,177	$25,589
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,031	$13,313	$9,548
Cash paid for income taxes	$750	$9	$797
SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES
Loans transferred to other real estate owned	$633	$3,352	$1,892
Change in unrealized gains (losses) on available-for-sale investment securities, net of tax	$330	$(28)	$76
Issuance of common stock in connection with business acquisition	$210	$-	$-
See accompanying notes

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations - Cowlitz Bancorporation (the Company) is a holding company, located in southwest Washington. The Company's principal subsidiaries include Cowlitz Bank (also the Company or the Bank), a Washington state-chartered commercial bank, and, until its sale in February 2002, Business Finance Corporation (BFC) of Bellevue, Washington. The Company operates as a community bank under the names of Cowlitz Bank in Cowlitz County and southwest Washington; Northern Bank of Commerce in the Portland, Oregon metropolitan area; and, Bay Bank in Bellevue, Washington. Northern Bank of Commerce and Bay Bank are branch offices of Cowlitz Bank. Cowlitz Bank also provides mortgage banking services through its Bay Mortgage and Bay Escrow divisions which operate in the Seattle, Bellevue, Silverdale, and Vancouver, Washington market areas, the Portland, Oregon market area, and throughout Cowlitz County, Washington. Cowlitz Bank is the largest community bank headquartered in Cowlitz County, Washington, and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. Business Finance Corporation provided asset-based financing to companies throughout the western United States.

  Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's subsidiary, Business Finance Corporation, is included in the consolidated financial statements as a discontinued segment since a plan of disposal was initiated and completed in 2002 when the business segment was sold. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of estimates in preparation of the consolidated financial statements - Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Significant estimations made by management primarily include the calculation of the allowance for loan losses and carrying values of goodwill and other intangibles.

  Cash and cash equivalents - For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Federal funds sold generally mature the day following purchase.

  Investment securities - Investment securities are classified as either trading, available-for-sale, or held-to-maturity. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are carried at fair value. Net unrealized gains and losses on trading securities are included in the consolidated statements of operations. Securities not classified as either held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax effect, added to or deducted from shareholders' equity. All investment securities have been designated as either available-for-sale or held-to-maturity at December 31, 2002 and 2001.

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

  Loans held-for-sale - Loans held-for-sale are carried at the lower of cost or market value. Market value is determined in aggregate. Write-downs of loans held-for-sale to market value are recognized as charges to income through a valuation allowance.

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

  Other real estate owned - Other real estate owned (OREO), acquired through foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is adjusted to equal the estimated fair value of the real estate to be acquired, less estimated costs to sell, by a charge to the allowance for loan losses. Any subsequent adjustments are recorded as a valuation allowance with a charge to gain or loss on sale of repossessed assets. Other real estate owned is included in other assets on the consolidated statements of condition.

  Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation and amortization is computed by the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to 39.5 years.

  Identifiable intangible assets - Identifiable intangible assets are comprised of premiums paid to another financial institution for the acquisition of deposit relationships. As of December 31, 2002 and 2001, deposit premiums, net of accumulated amortization, were $502,000 and $767,000, respectively. The deposits premiums are being amortized using an accelerated method over a ten-year period.

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

  Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired from the purchase of BFC, Bay Mortgage, and Northern Bank of Commerce. Goodwill was amortized by the straight-line method over a 15-year period until December 31, 2001. During 2001, goodwill related to the acquisition of BFC was considered impaired and the remaining unamortized balance of $1.2 million was charged to operations. The impairment loss was based upon an assessment of BFC's net tangible assets relative to its fair value as determined by a prospective sale transaction and planned disposition of the business segment subsequent to December 31, 2001.

  Effective January 1, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Bank ceased amortization of goodwill and completed its initial assessment of goodwill impairment in March 2002 and the annual assessment in December 2002. Goodwill impairment is deemed to exist if the net book value of a reporting unit, considered by the Bank to represent its operating segments, exceeds its estimated fair value. Based on the Company's initial assessment of impairment under SFAS No. 142, goodwill associated with Bay Mortgage operations was determined to be impaired. Accordingly, an impairment charge resulted in a $1.2 million write-down of goodwill and the recognition of an expense, recorded as the cumulative effect of a change in accounting principle, of $791,000, net of $417,000 in related taxes. Continued analysis of this and other goodwill components indicate that no additional impairment of asset values exist at December 31, 2002.

  The following summarizes the Bank's recorded goodwill and the effects of adoption of SFAS No. 142 for the years ended December 31, 2002, 2001, and 2000:

	2002		2001		2000
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	(dollars in thousands, except per share amounts)

Net income (loss)	$1,496	$1,496	$(1,450)	$(1,450)	$869	$869
Add back goodwill amortization:
Continuing operations	-	-	-	224	-	192
Discontinued operations	-	-	-	-	-	101

Adjusted net income (loss)	$1,496	$1,496	$(1,450)	$(1,226)	$869	$1,162

Basic earnings (loss) per share:
Continuing operations	$0.53	$0.53	$0.16	$0.23	$0.09	$0.14
Discontinued operations	0.08	0.08	(0.55)	(0.55)	0.13	0.16
Cumulative effect of a change
in accounting principle	(0.21)	(0.21)	-	-	-	-

	$0.40	$0.40	$(0.39)	$(0.32)	$0.22	$0.30

Diluted earnings (loss) per share:
Continuing operations	$0.53	$0.53	$0.16	$0.22	$0.09	$0.14
Discontinued operations	0.07	0.07	(0.55)	(0.55)	0.13	0.16
Cumulative effect of a change
in accounting principle	(0.21)	(0.21)	-	-	-	-

	$0.39	$0.39	$(0.39)	$(0.33)	$0.22	$0.30

  Advertising - Advertising and promotional costs are generally charged to expense during the year in which they are incurred. Advertising and promotional expenses were approximately $180,000, $207,000, and $195,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

  Earnings per share - Earnings per share computations are computed using the weighted average number of common and dilutive common equivalent shares (primarily stock options) assumed to be outstanding during the period using the treasury stock method.

  Stock-based compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used.

  Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2002		2001		2000
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	(dollars in thousands, except for share amounts)

Net income (loss)	$1,496	$1,180	$(1,450)	$(1,639)	$869	$688

Basic earnings (loss) per share:
Continuing operations	$0.53	$0.44	$0.16	$0.11	$0.09	$0.05
Discontinued operations	0.08	0.08	(0.55)	(0.55)	0.13	0.13
Cumulative effect of a change
in accounting principle	(0.21)	(0.21)	-	-	-	-

	$0.40	$0.31	$(0.39)	$(0.44)	$0.22	$0.18

Diluted earnings (loss) per share:
Continuing operations	$0.53	$0.44	$0.16	$0.11	$0.09	$0.05
Discontinued operations	0.07	0.07	(0.55)	(0.55)	0.13	0.13
Cumulative effect of a change
in accounting principle	(0.21)	(0.21)	-	-	-	-

	$0.39	$0.30	$(0.39)	$(0.44)	$0.22	$0.18

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for December 31, 2002, 2001, and 2000:

	2002	2001	2000

Dividend yield	0.00%	0.93%	1.40%
Expected life (years)	4.17	6.00	6.00
Expected volatility	52.02%	16.70%	10.84%
Risk-free rate	4.25%	3.50%	5.50%

  Due to the discretionary nature of stock option grants, the compensation cost included in the 2002, 2001, and 2000, pro forma net income in accordance with SFAS No. 123 may not be representative of that expected in future years.

  Off-balance-sheet financial instruments - The Company holds no derivative financial instruments. However, in the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

  Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

  Investment securities and FHLB stock - For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  Loan receivables - For certain variable rate loans, fair value is estimated at carrying value, as these loans reprice to market frequently. The fair value of other types of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using the rates currently offered for deposits of similar remaining maturities.

  Short-term borrowings -The carrying amounts of borrowings under repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

  Long-term borrowings - Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of long-term borrowings.

  Commitments to extend credit, credit card commitments, and standby letters of credit - The fair values of these off-balance-sheet commitments to extend credit, credit card commitments, and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

  Recently issued accounting standards - In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this Statement will have a material impact on the Company's consolidated financial statements.

  In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Company's management does not expect that the application of the provisions of this Statement will have a material impact on the Company's consolidated financial statements.

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

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

  In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. The Company's management does not expect that the application of the provisions of this Interpretation will have a material impact on the Company's consolidated financial statements.

  In November 2002, FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's management does not expect that the application of the provisions of this Interpretation will have a material impact on the Company's consolidated financial statements.

  Comprehensive income - Comprehensive income includes net income reported on the statements of operations and changes in the fair value of available-for-sale investments reported as a component of shareholders' equity.

  The components of comprehensive income for the years ended December 31 are as follows:

	2002	2001	2000

(dollars in thousands)
Unrealized gain arising during the period, net of tax	$451	$31	$73
Less reclassification adjustment for net realized gains
(losses) on securities available-for-sale included in
net income (loss) during the year, net of tax	121	59	(3)

Net unrealized gain (loss) included in
other comprehensive income	$330	$(28)	$76

  Prior year reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

  NOTE 2 - BUSINESS ACQUISITIONS AND SALES

  In February 2002, the Company sold substantially all assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the year ended December 31, 2002. The following table summarizes the sale transaction:

(dollars in thousands)
Net finance receivables sold	$2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$2,630

Loan payable to Company	$2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities assumed	$3,053

Pre-tax gain on sale	$423

  On July 1, 2000, the Company acquired Northern Bank of Commerce (NBOC) of Portland, Oregon for approximately $3.8 million in cash, including acquisition costs. Under the terms of the agreement, the shareholders of NBOC received $2.48 in cash in exchange for each share of NBOC common stock. The Company accounted for the transaction using the purchase method of accounting and, as part of the transaction, goodwill of $946,000 was recorded.

  The following table summarizes the acquisition of NBOC:

(dollars in thousands)
Liabilities assumed	$43,357
Fair value of assets acquired, including goodwill	47,192
Cash paid for acquisitions	(3,835)
Cash acquired	7,023
Net cash received in acquisition	$3,188

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
Pro Forma
For the Year Ended
(dollars in thousands, except per share amounts)	December 31, 2000

Net interest income	$14,326
Net loss	$(279)
Net interest income per share	$4.49
Net loss per share	$(0.20)

  NOTE 3 - BALANCE WITH THE FEDERAL RESERVE BANK

  The Bank is required to maintain reserves in cash or with the Federal Reserve Bank equal to a percentage of its reservable deposits. Required reserves were approximately $728,000 and $5.0 million as of December 31, 2002 and 2001, respectively.

  NOTE 4 - INVESTMENT SECURITIES

  The amortized cost and estimated fair values of investment securities at December 31 are shown below:
	Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2002:
U.S. government and agency securities	$12,748	$271	$-	$13,019
Mortgage-backed securities	20,011	253	(7)	20,257

	$32,759	$524	$(7)	$33,276

	Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2002:
Municipal Bonds	$357	$5	$-	$362

	Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2001:
U.S. government and agency securities	$19,566	$143	$(65)	$19,644
Mortgage-backed securities	10,606	13	(75)	10,544

	$30,172	$156	$(140)	$30,188

	Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2001:
Municipal Bonds	$200	$3	$-	$203
U.S. government and agency securities	1,016	39	-	1,055
Certificates of deposit	2,899	-	-	2,899

	$4,115	$42	$-	$4,157

  Gross gains of $183,000, $89,000, and gross losses of $4,000 in 2002, 2001, and 2000, respectively, were realized on maturities and sales of securities available-for-sale.

  NOTE 4 - INVESTMENT SECURITIES - (continued)

  Maturity of investments - The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2002, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligation.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(dollars in thousands)
Due within one year	$9,629	$9,809	$-	$-
Due after one year through five years	19,959	20,273	100	105
Due after five years through ten years	2,065	2,085	257	257
Due after ten years	1,106	1,109	-	-

	$32,759	$33,276	$357	$362

  For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

  As of December 31, 2002 and 2001, investment securities in the amounts of $19.5 million and $8.3 million, respectively, were pledged as collateral to secure long-term FHLB borrowings and public deposits.

  NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

  The loan portfolio as of December 31 consists of the following:

	2002	2001
		Continuing	Discontinued
		Operations	Operations
(dollars in thousands)
Commercial loans	$42,200	$47,096	$3,056

	37,229	26,520	-
Residential 1 - 4 family	28,370	36,190	-
Commercial	82,763	111,437	-
Installment and other consumer	4,626	11,650	-

	195,188	232,893	3,056

Deferred loan fees	(682)	(737)	-

Loans, net of deferred loan fees	194,506	232,156	3,056
Allowance for loan losses	(6,150)	(5,710)	(287)

Total loans, net	$188,356	$226,446	$2,769

  NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES - (continued)

  An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

	2002		2001		2000
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
(dollars in thousands)	Operations	Operations	Operations	Operations	Operations	Operations

BALANCE, beginning of year	$5,710	$287	$4,432	$129	$2,225	$56
Provision for loan losses	2,783	-	3,492	1,770	1,012	143
Loans charged to allowance	(2,616)	2	(2,981)	(1,630)	(1,993)	(77)
Recoveries credited to the allowance	273	-	767	18	1,200	7
Adjustment incident to acquisition and sale	-	(289)	-	-	1,988	-
BALANCE, end of year	$6,150	$-	$5,710	$287	$4,432	$129

  Loans on which the accrual of interest has been discontinued amounted to approximately $5.1 million, $4.6 million, and $4.4 million at December 31, 2002, 2001, and 2000, respectively. Interest forgone on nonaccrual loans was approximately $652,000, $826,000, and $753,000 in 2002, 2001, and 2000, respectively.

  At December 31, 2002 and 2001, the Company's recorded investment in certain loans that were considered to be impaired was $11.0 million and $7.3 million, respectively. Of these impaired loans, $5.1 million and $2.5 million have related specific reserves of $1.5 million and $792,000, respectively, while $5.9 million and $4.8 million, respectively, did not require specific reserves. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001, and 2000, was approximately $7.2 million, $6.0 million, and $4.9 million, respectively.

  Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2002, 2001, and 2000 interest income recognized on impaired loans totaled $402,000, $324,000, and $159,000, respectively.

  As of December 31, 2002 specific loans in the amounts of $8.0 million were pledged as collateral to secure long-term FHLB borrowings.

  NOTE 6 - PREMISES AND EQUIPMENT

  Premises and equipment consist of the following at December 31:

	2002	2001
(dollars in thousands)
Land	$614	$839
Buildings and improvements	4,412	4,519
Furniture and equipment	3,937	3,852
	8,963	9,210
Accumulated depreciation	(4,586)	(3,989)

Premises and equipment, net of accumulated depreciation	$4,377	$5,221

  Depreciation expense amounted to $615,000, $811,000, and $744,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

  NOTE 7 - CERTIFICATES OF DEPOSIT

  Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $66.0 million and $95.1 million at December 31, 2002 and 2001, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $2.8 million, $4.0 million, and $2.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

  NOTE 7 - CERTIFICATES OF DEPOSIT - (continued)

  At December 31, 2002, the scheduled maturities for all time deposits are as follows:

(dollars in thousands)
Years ending December 31,	2003	$106,862
	2004	18,868
	2005	5,449
	2006	1,291
	2007	2,150

		$134,620

  NOTE 8 - OTHER BORROWINGS

  Short-term borrowings consist of unsecured overnight federal funds purchased of $2.5 million and $2.8 million at December 31, 2002 and 2001, respectively. The interest rate on these short-term borrowings was 0.8125% as of December 31, 2002 and was 1.4375% at December 31, 2001.

  Long-term borrowings consist of the following at December 31:

	2002	2001
(dollars in thousands)
Notes payable to Federal Home Loan Bank; interest from 1.43% to 8.62%
and 2.00% to 8.62% at December 31, 2002 and 2001, respectively;
payable in monthly installments plus interest; due 2003 to 2009;
secured by certain investment securities and mortgage loans totaling
$25.1 million and $35.4 million at December 31, 2002 and 2001, respectively	$15,833	$16,013

Notes payable to a correspondent bank; interest at 8.00% at December 31,
2002 and 2001; payable in monthly principal and interest installments of
$30,000; final payment of $2.1 million due December 31, 2007; secured
by Company stock	$2,826	$2,945

Contract payable to a private party; interest at 9.0%; payable in monthly
installments plus interest through October 2010	47	51

Total other borrowings	$18,706	$19,009

  The scheduled repayment of long-term borrowings subsequent to December 31, 2002, is as follows:

(dollars in thousands)
Years ending December 31,	2003	$10,317
	2004	5,329
	2005	299
	2006	307
	2007	2,325
	Thereafter	129

		$18,706

  The long-term borrowing from a correspondent bank has restrictive covenants that require the Company to maintain minimum levels of net income to required annual debt-service payments.

  NOTE 8 - OTHER BORROWINGS - (continued)

  The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and are limited to 15% of total assets. The FHLB has also issued standby letters of credit totaling $6.7 million at December 31, 2002, on behalf of the Bank to support the Bank's public deposits and certain standby letters of credit issued by the Bank.

  NOTE 9 - INCOME TAXES

  Components of the provision for income taxes for the years ended December 31 were as follows:

(dollars in thousands)	2002	2001	2000
Currently payable:
Continuing operations	$757	$819	$1,635
Discontinued operations	(5)	(464)	142

	752	355	1,777
Deferred benefit:
Continuing operations	$(418)	$(150)	$(1,141)
Discontinued operations	152	(55)	(25)
Cumulative effect of a change in accounting principle	(417)	-	-

	(683)	(205)	(1,166)

	$69	$150	$611

  The provision for income taxes varies from the federal statutory income tax rate of 34% due primarily to the effect of nondeductible expenses for tax purposes, including the amortization of intangibles and life insurance premiums.

  The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 was as follows:

(dollars in thousands)	2002	2001
Deferred tax assets:
Allowance for loan losses	$1,577	$1,613
Amortization of intangible assets	622	215
Deferred compensation	-	23
Net operating loss carryforward	495	530
Accumulated depreciation	27	-
Other	95	27
	2,816	2,408
Deferred tax liabilities:
Accumulated depreciation	-	(36)
Federal Home Loan Bank stock dividends	(496)	(725)
Accrual to cash adjustment	(10)	(20)
	(506)	(781)
Net deferred tax assets	$2,310	$1,627

  The above table does not include deferred tax assets or liabilities relating to the unrealized gain or loss on available-for-sale securities. Deferred tax liabilities of $176,000 in 2002 and $5,000 in 2001, were recorded in conjunction with unrealized gains and losses on available-for-sale securities.

  NOTE 9 - INCOME TAXES - (continued)

  A reconciliation between the statutory federal income tax provision and the effective tax provision is as follows:

	Years Ended December 31,
(dollars in thousands)	2002	2001	2000
Federal income taxes at statutory rate:
From continuing operations	$525	$434	$289
From discontinued operations	3	(876)	214
Effect of nondeductible goodwill amortization:
From continuing operations	-	20	11
From discontinued operations	-	445	34
Effect of nondeductible officers' life insurance	18	79	37
Utilization of capital loss carryforward	(516)	-	-
Other	39	48	26

	$69	$150	$611

  At December 31, 2002, the Company had a $1.3 million net operating loss carryforward that was acquired with the purchase of Northern Bank of Commerce. The federal and state net operating loss carryforward will offset future taxable income by approximately $176,000 each year. The carryforwards will expire in 2020.

  Management believes, based upon the Company's historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

  NOTE 10 - EARNINGS PER SHARE

  The following table summarizes the denominator of the basic and diluted earnings per share computations:

	Years Ended December 31,
	2002	2001	2000
Weighted-average shares - basic	3,757,608	3,691,728	3,885,946
Effect of assumed conversion of stock options	93,588	39,591	14,819

Weighted-average shares - diluted	3,851,196	3,731,319	3,900,765

  Options to purchase 229,273 shares with exercise prices ranging from $6.72 to $12.00 were not included in diluted earnings per share due to the exercise price being greater than the average market price for the year ended December 31, 2002. These options expire from 2008 to 2012. At December 31, 2001, there were 538,866 shares with exercise prices ranging from $5.71 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price. These options expire from 2008 to 2010. Options to purchase 602,166 shares of common stock at a price ranging from $4.94 to $12.00 were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in 2008 and 2010.

  NOTE 11 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

  Dividends are paid by the Company from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans, or advances.

  The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Cowlitz Bancorporation's and Cowlitz Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Cowlitz Bancorporation and Cowlitz Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Cowlitz Bancorporation's and Cowlitz Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2002 and 2001, Cowlitz Bancorporation and Cowlitz Bank met or exceeded all relevant capital adequacy requirements.

  The following table presents selected capital information for the Company (consolidated) and the Bank as of December 31, 2002 and 2001:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002
Total risk-based capital:
Consolidated	$30,732	12.56%	$19,582	>8.00%	$24,477	>10.00%
Bank	$31,380	12.83%	$19,564	>8.00%	$24,455	>10.00%
Tier 1 risk-based capital:
Consolidated	$27,634	11.29%	$9,791	>4.00%	$14,686	>6.00%
Bank	$28,285	11.57%	$9,782	>4.00%	$14,673	>6.00%
Tier 1 (leverage) capital:
Consolidated	$27,634	8.05%	$13,728	>4.00%	N/A	N/A
Bank	$28,285	8.28%	$13,668	>4.00%	$17,085	>5.00%

December 31, 2001
Total risk-based capital:
Consolidated	$27,358	10.10%	$21,661	>8.00%	$27,076	>10.00%
Bank	$28,898	10.72%	$21,564	>8.00%	$26,956	>10.00%
Tier 1 risk-based capital:
Consolidated	$23,941	8.84%	$10,830	>4.00%	$16,245	>6.00%
Bank	$25,499	9.46%	$10,782	>4.00%	$16,173	>6.00%
Tier 1 (leverage) capital:
Consolidated	$23,941	6.51%	$14,717	>4.00%	N/A	N/A
Bank	$25,499	6.99%	$14,594	>4.00%	$18,242	>5.00%

  NOTE 12 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

  During 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Plan) which, together with subsequent amendments, authorizes up to 625,000 shares of common stock for issuance thereunder. Under the 1997 Plan, options may be granted to the Company's employees, directors, and consultants. The exercise price of incentive stock options under the 1997 Plan must be at least equal to the fair value of the common stock on the date of grant. Options granted under the 1997 Plan generally vest over a five-year period, at the discretion of the compensation committee. All incentive stock options granted under the 1997 Plan will expire ten years from the date of grant unless terminated sooner pursuant to the provisions of the 1997 Plan. At December 31, 2002 and 2001, options to purchase a total of 500,500 and 476,180 shares, respectively, were outstanding under the 1997 Plan. All stock options granted under the 1997 Plan were made with exercise prices equal to the fair market value of the underlying stock on the date of grant.

  In connection with the acquisition of Northern Bank of Commerce during 2000, the Company issued 231,466 incentive stock options to former Directors of NBOC. These options vest equally over five years and expire 10 years after the date of grant. The exercise prices of the options range from $11.09 to $12.00 per share and were granted outside of the 1997 Plan. Also in 2000, the Company granted 17,000 incentive stock options to employees, which vest equally over five years and expire ten years after the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant.

  During 1999, the Company granted incentive stock options to purchase 20,000 shares of common stock to certain officers of Bay Mortgage and Bay Bank. These options vest equally over a five-year period and expire ten years after the grant dates. The exercise prices are equal to the fair value of the underlying common stock. These options were granted by the Company outside of the 1997 Plan.

  Also during 1999, the Company authorized up to 69,000 performance-based stock options to be granted to an officer of Bay Bank. The number of performance-based stock options to actually be issued varies depending on Bay Bank's achievement of certain earnings targets over a three-year period. The exercise price for 54,000 of these performance-based stock options was equal to the fair market value of the underlying common stock on the grant date. The Company accrues compensation expense for these performance-based stock options over the performance period based on changes in the fair market value of the underlying common stock and estimates of the number of stock options to be issued based on the performance targets. There was no compensation expense charged against (credited to) income for these performance-based stock options in 2002, 2001, or 2000. The exercise price of the remaining 15,000 options will be equal to the fair value of the underlying common stock of the Company on the date the earnings targets are achieved.

  The Company adopted an employee stock purchase plan during 1996 and may sell up to 175,000 shares of common stock to its eligible employees under the plan. During 2002 there were no sales under the plan while for 2001 the Company sold 3,233 shares of stock under the plan. Each employee is granted the right to purchase stock at a price equal to the fair value of the common stock at the date of grant, as determined by the Board of Directors. These grants are made to qualified employees each quarter and expire within the month they are granted.

  NOTE 12 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont.)

  A summary of option activity for the years ended December 31 is as follows:

	2002		2001		2000
		Weighted-		Weighted-		Weighted-
	Common	Average	Common	Average	Common	Average
	Shares	Price	Shares	Price	Shares	Price
(dollars in thousands)
BALANCE, beginning of year	801,546	$7.25	769,866	$7.29	598,000	$5.92
Granted	167,500	$5.52	57,233	$5.96	458,166	$8.20
Exercised	(87,600)	$5.47	(3,233)	$4.92	(8,207)	$4.75
Forfeited	(149,480)	$5.33	(22,320)	$4.78	(278,093)	$5.80

BALANCE, end of year	731,966	$7.48	801,546	$7.25	769,866	$7.29

Exercisable, end of year	543,503	$7.74	460,124	$6.87	302,113	$6.63

Fair value of options granted		$2.53		$1.33		$1.00

Options available for grant	73,900

  At December 31, 2002, exercise prices for outstanding options ranged from $4.44 to $12.00. For the options outstanding at December 31, 2002, the weighted average contractual life is 7.1 years.

  As of December 31, 2002, outstanding stock options consist of the following:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price Range	Outstanding	Price	Life	Exercisable	Price

$4.00 - $5.00	152,300	$4.58	7.72	99,250	$4.61
$5.00 - $6.00	291,500	$5.61	6.19	213,300	$5.68
$6.00 - $7.00	9,600	$6.75	8.21	4,680	$6.59
$7.00 - $8.00	47,100	$7.85	6.55	41,100	$7.92
$11.00 - $12.00	231,466	$11.68	7.51	185,173	$11.68

	731,966	$7.48	7.08	543,503	$7.71

  NOTE 13 - CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF- BALANCE-SHEET RISK

  The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of Cowlitz Bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

  A summary of the Bank's undisbursed commitments and contingent liabilities at December 31, 2002, is as follows:

	Fixed	Variable	Total
	Rate	Rate	2002
(dollars in thousands)
Commitments to extend credit	$6,796	$22,629	$29,425
Credit card commitments	6,078	-	6,078
Standby letters of credit	-	4,441	4,441

	$12,874	$27,070	$39,944

  NOTE 13 - CONTINGENT LIABILITIES AND COMMITMENTS WITH
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

  The Company and the Bank are also party to several noncancellable lease agreements for premises and equipment. Future rental payments on these noncancellable leases are as follows:

(dollars in thousands)
Years ending December 31,	2003	$865
	2004	493
	2005	162
	2006	78
	2007	39
	Thereafter	449

		$2,086

  This payment schedule reflects actual liability on lease agreements in which the Company is currently involved, and does not include potential additional payments relating to possible lease extensions.

  Rent expense under noncancellable lease agreements amounted to $1.1 million, $1.1 million, and $909,000 for the years ending December 31, 2002, 2001, and 2000, respectively.

  NOTE 14 - RELATED-PARTY TRANSACTIONS

  Certain directors, executive officers and their spouses, associates, and related organizations, had banking transactions with the Bank in the ordinary course of business. All loans and commitments to loan were made on substantially the same terms and conditions, including collateral required, as comparable transactions with unaffiliated parties. Directors and executive officers are charged the same rates of interest and loan fees as are charged to employees of the Company, with interest rates and fees slightly lower than those charged to nonemployee borrowers. The amounts of loans outstanding to directors, executive officers, principal shareholders, and companies with which they are associated was as follows:

	2002	2001
(dollars in thousands)
Beginning balance	$3,502	$4,615
Loans made	1,606	9,757
Loan repayments made	(1,876)	(10,536)
Other	(3,222)	(334)

Ending balance	$10	$3,502

  Certain officers from prior years were no longer officers as of December 31, 2002 and 2001. The balances outstanding to such persons are reflected in the "other" category above.

  The Chairman of the Company previously owned a securities brokerage franchise of Raymond James Financial Services, Inc., which leased space from the Company. The franchise was sold to a third party in 2001. Total income from the lease amounted to $24,000 for each of the years ending December 31, 2001 and 2000.

  NOTE 15 - EMPLOYEE BENEFIT PLANS

  The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees who have completed three months of service. The plan allows an employeee to contribute a portion of his or her annual wages subject to a maximum dollar limit which is set by law. In addition, at the annual discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of each employee participant. Currently, regardless of the employee's participation in the plan, the Company contributes 3% of the employee's salary, up to a maximum of $3,000. For this contribution, employees must be employed by the Company on the last day of the plan year. The plan also requires completion of six months of service to become eligible for Company contributions. Any funds contributed by the Company are subject to the following vesting schedule:
20%	-	after 2 years of service
40%	-	after 3 years of service
60%	-	after 4 years of service
80%	-	after 5 years of service
100%	-	after 6 years of service

  The Company contributed $461,000, $440,000, and $292,000 into the plan for the years ended December 31, 2002, 2001, and 2000, respectively.

  NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments at December 31 were as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,691	$43,691	$50,171	$50,171
Investment securities	$33,633	$33,638	$34,303	$34,345
Loans held-for-sale	$63,645	$63,645	$37,322	$37,322
Loans, net of allowances for loan losses and deferred
loan fees	$188,356	$190,071	$226,446	$226,631
Federal Home Loan Bank stock, at cost	$2,346	$2,346	$3,531	$3,531
Net assets of discontinued operations	$-	$-	$2,792	$2,792
Financial liabilities:
Noninterest-bearing demand deposits	$46,539	$46,539	$43,225	$43,225
Savings and interest-bearing demand deposits	$108,961	$108,961	$96,587	$96,587
Certificates of deposit	$134,620	$135,540	$175,678	$176,918
Short-term borrowings	$2,525	$2,525	$2,750	$2,750
Long-term borrowings	$18,706	$19,203	$19,009	$19,518
Net liabilities of discontinued operations	$-	$-	$313	$313

  While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2002 and 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 and 2001, should not necessarily be considered to apply at subsequent dates.

  NOTE 17 - CONCENTRATIONS OF CREDIT RISK

  Most of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2002. The Bank's loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $4.0 million, reduced to $3.0 million subsequent to December 31, 2002, regardless of greater legal lending limits allowed by law.

  NOTE 18 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION

  The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. Prior to the sale of Business Finance Corporation in the first quarter of 2002, the Company provided asset-based financing to companies throughout the western United States. In the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. These companies specialize in all facets of residential lending including FHA and VA loans, construction loans, and bridge loans.

  The community banking and mortgage banking activities are monitored and reported by Company management as separate operating segments. The asset-based financing activity, conducted through Business Finance Corporation, was previously consdierd to be an additional segment of business. However, in the following table this former segment of business is reported as discontinued operations.

  NOTE 18 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)

  The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that some operating expenses are not allocated to segments.

	2002
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$20,007	$3,853	$13	$(1,834)	$22,039
Interest expense	8,578	1,609	234	(1,810)	8,611

Net interest income	11,429	2,244	(221)	(24)	13,428

Provision for loan losses	2,705	-	78	-	2,783
Noninterest income	1,860	10,033	-	-	11,893
Noninterest expense	10,871	8,799	527	-	20,197

Income (loss) before provision
(benefit) for income taxes	(287)	3,478	(826)	(24)	2,341

Provision (benefit) for income taxes	(77)	1,200	(784)	-	339

Net income (loss) from continuing operations
before cumulative effect of a change
in accounting principle	(210)	2,278	(42)	(24)	2,002

Cumulative effect of a change in
accounting principle	-	(791)	-	-	(791)

Net income (loss) from continuing
operations	$(210)	$1,487	$(42)	$(24)	$1,211

Net income from discontinued
operations					285

Net income					$1,496

Depreciation and amortization	$770	$111	$-	$-	$881

Total assets	$341,160	$84,108	$34,142	$(114,246)	$345,164

  NOTE 18 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)

	2001
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$24,523	$4,725	$86	$(3,230)	$26,104
Interest expense	13,318	2,791	245	(2,972)	13,382

Net interest income	11,205	1,934	(159)	(258)	12,722

Provision for loan losses	2,779	713	-	-	3,492
Noninterest income	1,345	8,216	30	-	9,591
Noninterest expense	10,153	6,674	717	-	17,544

Income (loss) before provision
(benefit) for income taxes	(382)	2,763	(846)	(258)	1,277

Provision (benefit) for income taxes	(62)	939	(208)	-	669

Net income (loss) from
continuing operations	$(320)	$1,824	$(638)	$(258)	$608

Net income from discontinued
operations					(2,058)

Net loss					$(1,450)

Depreciation and amortization:
From continuing operations	$1,017	$288	$-	$-	$1,305
From discontinued operations	-	-	103	-	103

Total depreciation and amortization	$1,017	$288	$103	$-	$1,408

Assets:
Continuing operations	$362,811	$56,649	$32,767	$(84,359)	$367,868
Discontinued operations	-	-	2,792	-	2,792

Total assets	$362,811	$56,649	$35,559	$(84,359)	$370,660

  NOTE 18 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)

	2000
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$21,114	$1,030	$416	$(1,240)	$21,320
Interest expense	10,158	633	-	(851)	9,940

Net interest income	10,956	397	416	(389)	11,380

Provision for loan losses	873	147	(8)	-	1,012
Noninterest income	1,593	3,626	-	-	5,219
Noninterest expense	9,380	4,593	764	-	14,737

Income (loss) before provision
(benefit) for income taxes	2,296	(717)	(340)	(389)	850

Provision (benefit) for income tax	818	(244)	(80)	-	494

Net income (loss) from
continuing operations	$1,478	$(473)	$(260)	$(389)	356

Net income from discontinued
operations					513

Net income					$869

Depreciation and amortization:
From continuing operations	$948	$252	$-	$-	$1,200
From discontinued operations	-	-	116	-	116

Total depreciation and amortization	$948	$252	$116	$-	$1,316

Assets:
Continuing operations	$289,520	$22,227	$33,586	$(54,335)	$290,897
Discontinued operations	-	-	5,900	-	5,900

Total assets	$289,520	$22,227	$39,486	$(54,335)	$296,898

  NOTE 19 - PARENT COMPANY ONLY FINANCIAL DATA

  The following sets forth condensed financial information of the parent Company on a stand-alone basis:

Statements of Condition
(unconsolidated)
		December 31,
(dollars in thousands)		2002	2001
ASSETS
Cash and cash equivalents		$2,013	$424
Investment in bank subsidiary		31,914	30,306
Other assets		215	344
Net assets from discontinued subsidiary		-	644

Total assets		$34,142	$31,718
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term borrowings		$2,826	$2,945
Other liabilities		53	25

Total liabilities		2,879	2,970
SHAREHOLDERS' EQUITY		31,263	28,748
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY		$34,142	$31,718

Statements of Operations
(unconsolidated)

	Year ended December 31,
(dollars in thousands)	2002	2001	2000
INCOME
Income from subsidiaries	$13	$86	$416
Other income	-	30	-

	13	116	416
EXPENSES
Interest expense	234	245	-
Other expense	605	717	764

	839	962	764
Loss before income tax benefit and equity
in undistributed earnings of subsidiaries	(826)	(846)	(348)
Income tax benefit	493	208	80

Net income (loss) before equity in
undistributed earnings of subsidiaries	(333)	(638)	(268)
Equity in undistributed earnings
of subsidiaries with continuing operations	1,544	1,246	624
NET INCOME (LOSS) FROM
CONTINUING OPERATIONS	1,211	608	356
Equity in undistruted earnings (losses)
of discontinued subsidiaries, net of tax	285	(2,058)	513

NET INCOME (LOSS)	$1,496	$(1,450)	$869

  NOTE 19 - PARENT COMPANY ONLY FINANCIAL DATA - (continued)

Statements of Cash Flows
(unconsolidated)

	Years Ended December 31,
	2002	2001	2000

(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing
operations	$1,211	$608	$356
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Undistributed (earnings) losses of
subsidiaries	(1,829)	812	(1,137)
Decrease in other assets	323	35	302
Increase (decrease) in other liabilities	28	(50)	(29)

Net cash from continuing
operating activities	(267)	1,405	(508)

Net income (loss) from discontinued
operations
	285	(2,058)	513

Net cash from operating activities	18	(653)	5

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	-	-	492
Disposal of investment in nonbank subsidiary	761	-	-
Advances to subsidiaries	-	(12,400)	(32,925)
Repayment of advances to subsidiaries	450	12,350	26,318

Net cash from investing activities	1,211	(50)	(6,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form issuance of long-term debt	-	-	3,000
Net repayments of long-term borrowings	(119)	(55)	-
Purchase of treasury stock	-	-	(1,784)
Proceeds from issuance of common stock	479	17	39
Dividends paid	-	(200)	(281)

Net cash from financing activities	360	(238)	974

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	1,589	(941)	(5,136)

CASH AND CASH EQUIVALENTS,
beginning of year	424	1,365	6,501

CASH AND CASH EQUIVALENTS,
end of year	$2,013	$424	$1,365

  NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following sets forth unaudited quarterly financial data for the years 2002 and 2001:

(dollars in thousands)	March 31	June 30	September 30	December 31
2002
Interest income	$5,559	$5,560	$5,430	$5,490
Interest expense	2,535	2,232	2,042	1,802

Net interest income	3,024	3,328	3,388	3,688
Provision for loan losses	300	355	352	1,776
Noninterest income	2,438	2,374	2,973	4,108
Noninterest expense	4,541	4,815	5,208	5,633

Income before provision (benefit) for income taxes	621	532	801	387

Provision (benefit) for income taxes	243	(184)	287	(7)

Income from continuing operations	378	716	514	394

Discontinued operations:
Income from operations, net of tax	6	-	-	-
Gain on disposal, net of tax	279	-	-	-

Income before change in accounting	663	716	514	394

Change in accounting, net of tax	(791)	-	-	-

Net income (loss)	$(128)	$716	$514	$394

Basic earnings (loss) per share of common stock
Continued operations	$0.10	$0.19	$0.14	$0.10
Discontinued operations	$0.08	$-	$-	$-
Change in accounting	$(0.21)	$-	$-	$-

Net income (loss) per share of common stock	$(0.03)	$0.19	$0.14	$0.10

Diluted earnings (loss) per share of common stock
Continued operations	$0.10	$0.19	$0.13	$0.10
Discontinued operations	$0.08	$-	$-	$-
Change in accounting	$(0.21)	$-	$-	$-

Net income (loss) per diluted share of common stock	$(0.03)	$0.19	$0.13	$0.10

  In February 2002, the Company sold substantially all assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000, or $279,000 after tax. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations in the quarter ended March 31, 2002.

  Bay Mortgage experienced a substantial increase in the volume of loans held-for-sale originated and sold during the fourth quarter of 2002, which resulted in increased non-interest income when compared to prior quarters. During the fourth quarter, Bay Mortgage originated and sold approximately $180.0 million of loans held-for-sale compared to approximately $300,000 during the first three quarters of the year.

  The quarter ended December 31, 2002 includes a provision for loan losses of $1.8 million. This increase from prior quarters includes $1.2 million resulting from the charge-off of $900,000 for a portion of one specific loan in the invoice factoring business, and a $300,000 increase in the specific reserves associated with the remaining balance of that loan. The additional provisions were taken during the quarter to increase the reserve against potential losses on loans that were downgraded by the Company's internal grading system.

  NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - (continued)

	March 31	June 30	September 30	December 31
(dollars in thousands)

2001
Interest income	$6,256	$6,757	$6,727	$6,364
Interest expense	3,220	3,622	3,540	3,000

Net interest income	3,036	3,135	3,187	3,364
Provision for loan losses	210	317	2,095	870
Noninterest income	1,797	2,456	1,790	3,548
Noninterest expense	3,984	4,584	4,362	4,614

Income (loss) before provision (benefit) for
income taxes	639	690	(1,480)	1,428

Provision (benefit) for income taxes	267	328	(468)	542

Income from continuing operations	372	362	(1,012)	886

Discontinued operations, net of tax	85	54	60	(2,257)

Net income (loss)	$457	$416	$(952)	$(1,371)

Basic earnings (loss) per share of common stock
Continued operations	$0.10	$0.10	$(0.28)	$0.23
Discontinued operations	$0.02	$0.01	$0.02	$(0.60)

Net income (loss) per share of common stock	$0.12	$0.11	$(0.26)	$(0.37)

Diluted earnings (loss) per share of common stock
Continued operations	$0.10	$0.10	$(0.27)	$0.23
Discontinued operations	$0.02	$0.01	$0.02	$(0.60)

Net income (loss) per diluted share of common stock	$0.12	$0.11	$(0.25)	$(0.37)

  Included in the quarters ended September 30, 2001 and December 31, 2001 were substantial increases to the provision for loan losses. Due in part to the rapid decline in the local, regional, and national economy during 2001, many loans that were previously performing became impaired during the year. The Company, because it had adopted a more conservative approach in its internal loan grading system, charged-off many of these loans during 2001, rather than waiting to see if economic conditions would reverse and the credits would continue performing according to their terms. As these loans were charged-off and additional loans were downgraded requiring larger specific reserves, additional amounts were charged to the loan loss provision during the quarters ended September 30, 2001 and December 31, 2001.

  The results of operations for the quarter ended December 31, 2001 included a $2.3 million net loss from the Company's finance subsidiary, Business Finance Corporation (BFC). During this quarter, a provision for loan losses of $1.6 million was recorded to fully reserve for the charge-off of uncollectible loans. A 2001 internal review of the BFC receivables, the adequacy of the underlying collateral, and the strength of the borrowers, uncovered numerous deficiencies. Pending bankruptcies of several borrowers accounted for over $1.1 million of the impairment. These factors, combined with a low market valuation of the BFC segment resulted in the assessment that the carrying value of goodwill on the balance sheet of BFC was impairment. Consequently, the Company wrote off the remaining balance of goodwill associated with its acquisition of BFC. This decision resulted in an increase in non-interest expense of $1.2 million during the quarter ended December 31, 2001.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

  PART III

  Item 10.  Directors and Executive Officers of the Registrant

  The response to this item is incorporated by reference to the sections entitled "Security Ownership," "Election of Directors," and "Information Regarding the Board of Directors and its Committees," in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

  Effective March 3, 2003, Paul L. Campbell has been replaced as President and CEO of the Company and the Bank by Richard J. Fitzpatrick. Mr. Fitzpatrick brings 27 years of banking experience to Cowlitz Bancorporation. He had spent the last nine years with Banknorth Group, Inc., most recently as Regional President, responsible for Vermont and New York.

  On January 13, 2003, the Bank hired Ernie D. Ballou to replace Gary S. Hanson as Executive Vice President and Chief Credit Administrator. Mr. Ballou has over 30 years of lending experience, including over 20 years with First Interstate Bank (now Wells Fargo Bank) where he served as Chief Credit Officer of Washington and most recently as Manager for the Credit Administration Division in Washington, Idaho, Montana, and Alaska. He has also managed large commercial branches and specialized commercial lending departments, including both business and commercial real estate lending.

  Item 11.  Executive Compensation

  The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The response to this item is incorporated by reference to the section entitled "Security Ownership" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

  Item 13.  Certain Relationships and Related Transactions

  The response to this item is incorporated by reference to the section entitled "Related-Party Transactions" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

  Item 14. Controls and Procedures

  During the first quarter of 2003, the Company carried out evaluations, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, determined that certain disclosure controls and procedures need further improvement; however, they concluded that the existing controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

  PART IV

  Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a.  None

  b.  The exhibit list is set forth on the Exhibit Index included herein.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

  COWLITZ BANCORPORATION
  (Registrant)

  /s/ Richard J. Fitzpatrick
  Richard J. Fitzpatrick
  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31st day of March 2003.

  /s/ Benjamin Namatinia
  Benjamin Namatinia, Chairman

  _________________
  John S. Maring, Director

  _________________
  Mark R. Madden, Director

  /s/ Mark F. Andrews, Jr.
  Mark F. Andrews, Jr., Director

  Principal Executive Officer:

  /s/ Richard J. Fitzpatrick
  Richard J. Fitzpatrick, Director
  Chief Executive Officer

  Principal Accounting Officer:

  /s/ Don P. Kiser
  Don P. Kiser
  Vice President, Chief Financial Officer, and Secretary

  CERTIFICATIONS

  I, Richard J. Fitzpatrick, certify that:

  1. I have reviewed this annual report on Form 10-K of Cowlitz Bancorporation;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick President and Chief Executive Officer

  I, Don P. Kiser, certify that:

  1. I have reviewed this annual report on Form 10-K of Cowlitz Bancorporation;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Don P. Kiser Don P. Kiser Chief Financial Officer, Principal Accounting Officer

  EXHIBIT INDEX

3.1*	Restated and Amended Articles of Incorporation of Registrant.
3.2*	Bylaws of Registrant.
10.1*	Advances Security and Deposit Agreement dated March 29, 1991 between Federal Home Loan Bank of Seattle and Cowlitz Bank.
10.2*	Federal Home Loan Bank of Seattle Form of Promissory Note (Credit Line Fixed Rate Advance).
10.4*	Lease Agreement dated October 7, 1963 between Twin City Development Co. and Bank of Cowlitz County.
10.5*	Assignment of Lease dated March 4, 1976 between Bank of the West and Old National Bank of Washington.
10.6*	Assignment of Lease dated March 30, 1979 between Old National Bank of Washington and Pacific National Bank of Washington.
10.7*	Extension of Lease dated April 1, 1989 between Triangle Development Company and First Interstate Bank of Washington, N.A.
10.8*	Employment Agreement dated January 1, 1998 between Cowlitz Bancorporation and Ben Namatinia.
10.9*	Cowlitz Bancorporation 1997 Stock Option Plan.
10.10*	Form of Stock Option Agreement.
10.11*	Cowlitz Bancorporation Employee Stock Purchase Plan.
11.1**	Computation of Per Share Earnings. (Included in Note 1 to the Consolidated Financial Statements included herein)
21	List of all Subsidiaries of the Registrant
Cowlitz Bank
Business Finance Corporation
23.1	Consent of Moss Adams LLP
99.1	Certification of Chief Executive Officer and Chief Financial Officer

  *   Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

  ** Previously filed

  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report dated February 4, 2003, relating to the audited consolidated financial statements of Cowlitz Bancorporation and Subsidiaries for the years ended December 31, 2002, 2001, and 2000, included in the Form 10-K, into the Company's previously filed Registration Statement Files Nos. 333-48607, 333-92274, and 333-92272.

Portland, Oregon March 28, 2003	/s/ Moss Adams LLP

  Exhibit 99.1

  CERTIFICATION OF
  CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

  This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /s/ Richard J. Fitzpatrick
  Richard J. Fitzpatrick
  Chief Executive Officer
  Cowlitz Bancorporation

  /s/ Don P. Kiser
  Don P. Kiser
  Chief Financial Officer
  Cowlitz Bancorporation

  March 31, 2003