Form 10-Q
period 2003-03-31
COWLITZ BANCORPORATION
filed 2003-05-15
CIK 894267

Go to Index

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the quarter ended March 31, 2003
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from ________ to ________

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)
Washington Sate or other jurisdiction of incorporation or organization	91-1529841 (IRS Employer Identification No.)

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

Common Stock, no par value on April 30, 2003: 3,824,232 shares

COWLITZ BANCORPORATION & SUBSIDIARIES
TABLE OF CONTENTS

Forward-Looking Statements

Management's discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: changes in general economic conditions, competition for financial services in the market area of the Company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Back to Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)
	(unaudited)	(audited)
	March 31,	December 31,
ASSETS	2003	2002
Cash and cash equivalents	$49,073	$43,691
Investment securities:
Investments available-for-sale (at fair value, cost of $34,709 and
$32,759 at March 31, 2003 and December 31, 2002, respectively)	35,111	33,276
Investments held-to-maturity (at amortized cost, fair value of $363 and
$362 at March 31, 2003 and December 31, 2002, respectively)	356	357
Total investment securities	35,467	33,633

Federal Home Loan Bank stock, at cost	2,342	2,346

Loans held-for-sale	37,155	63,645

Loans, net of deferred loan fees	178,809	194,506
Allowance for loan losses	(5,970)	(6,150)
Total loans, net	172,839	188,356
Premises and equipment, net of accumulated depreciation of $4,717 and
$4,586 at March 31, 2003 and December 31, 2002, respectively	4,223	4,377
Goodwill, net of impairment adjustments and accumulated amortization
of $488 at March 31, 2003 and December 31, 2002	2,352	2,352
Intangible assets, net of accumulated amortization of $1,535 and
$1,468 at March 31, 2003 and December 31, 2002, respectively	435	502
Accrued interest receivable and other assets	6,804	6,262
TOTAL ASSETS	$310,690	$345,164

LIABILITIES
Deposits:
Non-interest-bearing demand	$44,642	$46,539
Savings and interest-bearing demand	104,581	108,961
Certificates of deposit	112,427	134,620
Total deposits	261,650	290,120

Short-term borrowings	3,675	2,525
Long-term borrowings	10,627	18,706
Accrued interest payable and other liabilities	2,878	2,550
TOTAL LIABILITIES	278,830	313,901

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and
outstanding at March 31, 2003 and December 31, 2002	-	-
Common stock, no par value; 25,000,000 shares authorized as of March 31, 2003 and
December 31, 2002, with 3,823,632 and 3,818,272 shares issued and outstanding at
March 31, 2003 and December 31, 2002, respectively	17,520	17,491
Additional paid-in capital	1,538	1,538
Retained earnings	12,537	11,894
Accumulated other comprehensive income, net of taxes	265	340
TOTAL SHAREHOLDERS' EQUITY	31,860	31,263

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$310,690	$345,164

See accompanying notes

Back to Index

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2003	2002	2002
INTEREST INCOME	(unaudited)
Interest and fees on loans	$4,233	$4,930	$19,725
Interest on taxable investment securities	250	367	1,604
Interest on non-taxable investment securities	3	2	15
Other interest and dividend income	173	260	695
Total interest income	4,659	5,559	22,039

INTEREST EXPENSE
Savings and interest-bearing demand	324	396	1,714
Certificates of deposit	1,003	1,892	5,920
Short-term borrowings	7	10	44
Long-term borrowings	197	237	933
Total interest expense	1,531	2,535	8,611

Net interest income before provision for loan losses	3,128	3,024	13,428

PROVISION FOR LOAN LOSSES	523	300	2,783
Net interest income after provision for loan losses	2,605	2,724	10,645

NON-INTEREST INCOME
Gains on loans sold	1,749	1,174	5,655
Mortgage brokerage fees	843	605	3,221
Escrow fees	337	222	1,140
Service charges on deposit accounts	246	178	752
Credit card income	153	125	547
Fiduciary income	90	71	275
Net gains on sales of investment securities available-for-sale	-	-	183
Gain (loss) on sale of repossessed assets	33	2	(113)
Other income	43	61	233
Total non-interest income	3,494	2,438	11,893

NON-INTEREST EXPENSE
Salaries and employee benefits	2,624	2,414	10,722
Net occupancy and equipment expense	647	550	2,260
Professional fees	467	275	1,491
Business taxes	133	162	606
FDIC assessment	138	147	557
Credit card expense	155	116	527
Data processing and communications	129	101	512
Loan expense	113	78	503
Postage and freight	103	124	484
Travel and education	71	80	401
Stationery and supplies	61	71	337
Amortization of intangible assets	66	66	265
Costs relating to other real estate owned	27	84	260
Other expenses	371	273	1,272
Total non-interest expense	5,105	4,541	20,197
Income from continuing operations before provision for income taxes	994	621	2,341
PROVISION FOR INCOME TAXES	351	243	339
Income from continuing operations	643	378	2,002
DISCONTINUED OPERATIONS:
INCOME FROM OPERATIONS, NET OF TAX	-	6	6
GAIN ON DISPOSAL, NET OF TAX	-	279	279
Income from discontinued operations	-	285	285
Income before cumulative effect of a change in accounting principle	643	663	2,287
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX	-	(791)	(791)
Net income (loss)	$643	$(128)	$1,496

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.17	$0.10	$0.53
Discontinued operations	-	0.08	0.08
Cumulative effect of a change in accounting principle	-	(0.21)	(0.21)
Net income (loss) per basic share of common stock	$0.17	$(0.03)	$0.40

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.16	$0.10	$0.53
Discontinued operations	-	0.08	0.07
Cumulative effect of a change in accounting principle	-	(0.21)	(0.21)
Net income (loss) per diluted share of common stock	$0.16	$(0.03)	$0.39

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC	3,819,424	3,699,519	3,757,608
WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED	3,918,460	3,746,083	3,851,196
See accompanying notes

Back to Index

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

BALANCE, December 31, 2001	3,692,560	$16,802	$1,538	$10,398	$10	$28,748
Comprehensive income:
Net income	-	-	-	1,496	-	1,496	$1,496
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $176	-	-	-	-	330	330	330
Comprehensive income							$1,826
Proceeds from the exercise of
stock options	87,600	479	-	-	-	479
Issuance of common stock in
connection with acquisition	38,112	210	-	-	-	210

BALANCE, December 31, 2002	3,818,272	17,491	1,538	11,894	340	31,263
Comprehensive income:
Net income	-	-	-	643	-	643	$643
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $39	-	-	-	-	(75)	(75)	(75)
Comprehensive income							$568
Proceeds from the exercise of
stock options	5,360	29	-	-	-	29

BALANCE, March 31, 2003	3,823,632	$17,520	$1,538	$12,537	$265	$31,860
(unaudited)
See accompanying notes

Back to Index

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended
	March 31,
	2003	2002
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations, net of a change in accounting principle in 2001	$643	$(413)
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred tax benefit	(769)	27
Depreciation and amortization	217	248
Impairment of goodwill	-	1,208
Provision for loan losses	523	300
Net amortization of investment security premiums and accretion of discounts	70	36
Net loss (gain) on sales of foreclosed assets	(33)	(2)
(Gain) loss on the sale of premises and equipment	10	-
Gains on loans sold	(1,749)	(1,174)
Origination of loans held-for-sale	(125,069)	(92,936)
Proceeds from loan sales	153,308	112,534
(Increase) decrease in accrued interest receivable and other assets	365	(110)
(Decrease) increase in accrued interest payable and other liabilities	328	(1,541)
Federal Home Loan Bank stock dividends	(38)	(62)
Net cash from continuing operations	27,806	18,115

Net income (loss) from discontinued operations	-	285
Adjustments to reconcile net income (loss) from discontinued operations to net cash from operating activities:
Gain on sale of discontinued operations	-	(423)
Decrease (increase) in accrued interest receivable and other assets	-	(16)
Increase (decrease) in accrued interest payable and other liabilities	-	120
Net cash from discontinued operations	-	(34)
Net cash from operating activities	27,806	18,081

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of foreclosed assets	711	83
Proceeds from maturities of investment securities held-to-maturity	-	2,598
Proceeds from maturities and sales of investment securities available-for-sale	6,097	5,387
Purchases of investment securities:
Held-to-maturity	-	(300)
Available-for-sale	(8,117)	(17,048)
Proceeds from redemption of Federal Home Loan Bank stock	42	-
Net decrease (increase) in loans - continuing operations	14,220	5,261
Purchases of premises and equipment	(11)	(6)
Proceeds from the sale of premise and equipment	4	7
Net proceeds from the sale of discontinued operations	-	3,345
Net cash from investment activities	12,946	(673)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings, and interest-bearing demand deposits	(6,277)	690
Net (decrease) increase in certificates of deposit	(22,193)	(10,030)
Net (decrease) increase in short-term borrowings	1,150	575
Repayment of long-term borrowings	(8,079)	(76)
Proceeds from the exercise of stock options	29	217
Net cash from financing activities	(35,370)	(8,624)

Net (decrease) increase in cash and cash equivalents	5,382	8,784
CASH AND CASH EQUIVALENTS, beginning of year	43,691	50,177
CASH AND CASH EQUIVALENTS, end of year	$49,073	$58,961
See accompanying notes

Back to Index

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

  The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, mortgage origination and trust services. The Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation ("BFC"), from 1998 until its sale and discontinuance of operations in February 2002. The Company's goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

  The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003.

  Cash and Cash Equivalents

  For purposes of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

  Use of Estimates in the Preparation of Financial Statements

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for loan losses and the carrying value of the Company's goodwill. Actual results could differ from those estimates.

  Earnings Per Share

  The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2003	2002	2002
Weighted-average shares - basic	3,819,424	3,699,519	3,757,608
Effect of assumed conversion of stock options	99,036	46,564	93,588

Weighted-average shares - diluted	3,918,460	3,746,083	3,851,196

  Options to purchase 279,566 shares of common stock with exercise prices ranging from $7.00 to $12.00, with an average price of $11.02, were outstanding at March 31, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2008-2012.

Back to Index

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Recently Issued Accounting Standards

  In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

  Critical Accounting Policies

  The Company has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date. Quantitative factors include historical loss experience, recent delinquency and charge-off experience, changes in the levels of non-performing loans, portfolio size, and other known factors regarding specific loans. Qualitative factors include assessments of the types and quality of the loans within the loan portfolio as well as current local, regional, and national economic considerations. Changes in the above factors could have a significant affect on the determination of the allowance for loan losses. Management performs a full analysis, at least quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Another critical accounting policy of the Company is that related to the carrying value of goodwill. During the first quarter of 2002, the Company recorded an impairment charge to the carrying amount of its goodwill related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge was recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The Company adopted a market valuation approach in assessing goodwill impairment and will measure the carrying value similarly at least annually under these accounting rules. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. Also as required upon adoption of SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002.

Back to Index

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Stock-Based Compensation

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

	Three Months Ended		Three Months Ended		Year Ended
	March 31, 2003		March 31, 2002		December 31, 2002
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	(dollars in thousands, except for share amounts)

Net income (loss)	$643	$505	$(128)	$(190)	$1,496	$1,180

Basic earnings (loss) per share:
Continuing operations	$0.17	$0.13	$0.10	$0.08	$0.53	$0.44
Discontinued operations	-	-	0.08	0.08	0.08	0.08
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	(0.21)	(0.21)

	$0.17	$0.13	$(0.03)	$(0.05)	$0.40	$0.31

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.13	$0.10	$0.08	$0.53	$0.44
Discontinued operations	-	-	0.08	0.08	0.07	0.07
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	(0.21)	(0.21)

	$0.16	$0.13	$(0.03)	$(0.05)	$0.39	$0.30

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for March 31, 2003 and 2002, and December 31, 2002.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2003	2002	2002

Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	4.17	4.17	4.17
Expected volatility	52.11%	52.02%	52.02%
Risk-free rate	2.98%	4.40%	4.25%

Back to Index

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Comprehensive Income

  For the Company, comprehensive income includes net income reported on the statements of operations and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

  The components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 and the twelve months ended December 31, 2002 are as follows:

			Twelve Months
	Three Months Ended		Ended
	March 31,		December 31,
	2003	2002	2002
	(unaudited)
Unrealized gain (loss) arising during the period, net of tax	$(75)	$(128)	$451
Less reclassification adjustment for net realized losses
on securities available-for-sale included in net
income (loss) during the year, net of tax	-	-	121

Net unrealized gain (loss) included in
other comprehensive income	$(75)	$(128)	$330

  Segments of an Enterprise and Related Information:

  The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. Prior to the sale of Business Finance Corporation in the first quarter of 2002, the Company provided asset-based financing to companies throughout the western United States. Bay Mortgage specializes in all facets of residential lending including FHA and VA loans, construction loans and bridge loans.

  The community banking and mortgage banking activities are monitored and reported by Company management as separate operating segments. The asset-based financing activity, conducted through Business Finance Corporation, was previously considered to be an additional segment of business. However, in the following table for the three months ended March 31, 2002, this former segment of business is reported as discontinued operations.

  The accounting policies for the Company's segment information provided below are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2002 annual report, except that some operating expenses and the results of discontinued operations are not allocated to segments.

Back to Index

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002, concerning the Company's reportable segments is shown in the following tables:

	Three Months Ended March 31, 2003
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$4,282	$944	$8	$(575)	$4,659
Interest expense	1,525	525	56	(575)	1,531

Net interest income	2,757	419	(48)	-	3,128

Provision for loan losses	(751)	-	1,274	-	523
Noninterest income	565	2,929	-	-	3,494
Noninterest expense	2,735	2,307	63	-	5,105

Income (loss) before provision
(benefit) for income taxes	1,338	1,041	(1,385)	-	994

Provision (benefit) for income taxes	468	359	(476)	-	351

Net income (loss)	$870	$682	$(909)	$-	$643

Depreciation and amortization	$189	$28	$-	$-	$217

Total assets	$308,376	$54,156	$34,707	$(86,549)	$310,690

Back to Index

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2002
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$5,300	$744	$3	$(488)	$5,559
Interest expense	2,515	425	59	(464)	2,535

Net interest income	2,785	319	(56)	(24)	3,024

Provision for loan losses	300	-	-	-	300
Noninterest income	401	2,037	-	-	2,438
Noninterest expense	2,634	1,722	185	-	4,541

Income (loss) before provision
(benefit) for income taxes	252	634	(241)	(24)	621

Provision (benefit) for income taxes	98	219	(74)	-	243

Net income (loss) from continuing operations
before cumulative effect of a change
in accounting principle	154	415	(167)	(24)	378

Cumulative effect of a change in
accounting principle	-	(791)	-	-	(791)

Net income (loss) from continuing
operations	$154	$(376)	$(167)	$(24)	(413)

Net income from discontinued
operations					285

Net income					$(128)

Depreciation and amortization	$217	$29	$-	$-	$246

Total assets	$356,446	$37,936	$31,718	$(65,954)	$360,146

Back to Index

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Year Ended December 31, 2002
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$20,007	$3,853	$13	$(1,834)	$22,039
Interest expense	8,578	1,609	234	(1,810)	8,611

Net interest income	11,429	2,244	(221)	(24)	13,428

Provision for loan losses	2,705	-	78	-	2,783
Noninterest income	1,860	10,033	-	-	11,893
Noninterest expense	10,871	8,799	527	-	20,197

Income (loss) before provision
(benefit) for income taxes	(287)	3,478	(826)	(24)	2,341

Provision (benefit) for income taxes	(77)	1,200	(784)	-	339

Net income (loss) from continuing operations
before cumulative effect of a change
in accounting principle	(210)	2,278	(42)	(24)	2,002

Cumulative effect of a change in
accounting principle	-	(791)	-	-	(791)

Net income (loss) from continuing
operations	$(210)	$1,487	$(42)	$(24)	1,211

Net income from discontinued
operations					285

Net income					$1,496

Depreciation and amortization	$770	$111	$-	$-	$881

Total assets	$341,160	$84,108	$34,142	$(114,246)	$345,164

Back to Index

COWLITZ BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Business Acquisitions and Sales:

In February 2002, the Company sold substantially all assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the three months ended March 31, 2002 and the year ended December 31, 2002, respectively. The following table summarizes the sale transaction:

Net finance receivables sold	$2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$2,630

Loan payable to Company	$2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities assumed	$3,053

Pre-tax gain on sale	$423

During December 2002 and January 2003, the Bank closed 11 limited service branches in the greater Portland, Oregon market that were doing business as Northern Bank of Commerce. This decision was partially due to relatively high interest rates paid on low deposit volumes at these branches. At March 31, 2003, the deposit volume associated with these former locations was $15.2 million of which $11.1 million were certificates of deposit. At December 31, 2002, these locations had an aggregate deposit balance of $17.3 million of which $11.9 million were certificates of deposit. Although the Bank will attempt to retain the lower cost deposits by moving the deposit relationship to the main NBOC branch in Portland, management expects some of the deposit accounts will be withdrawn and close.

Back to Index

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2003 and 2002

During the first quarter of 2003 the Company had net income of $643,000, or $0.16 per diluted share, compared to a net loss of $128,000, or $(0.03) per diluted share, in the first quarter of 2002. Net income from continuing operations prior to a change in accounting principle and net income from discontinued operations (both discussed below) for the first quarter 2002 was $378,000 or $0.10 per diluted share. For the first quarter of 2003, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $6.6 million, an increase of $1.2 million from revenues of $5.4 million during the same period in 2002. Non-interest expenses were $5.1 million for the three months ended March 31, 2003 compared to $4.5 million for the comparable period in 2002.

During the first quarter of 2002, the Company recorded an impairment charge to the carrying amount of its goodwill from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge was recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The charge totaled $791,000 or $.21 per diluted share, net of tax of $417,000. The Company does not currently anticipate additional adjustments or charges related to the adoption of SFAS No. 142. Net income for the first quarter of 2002, prior to this charge, was $663,000 or $0.18 per diluted share.

Net income for the first quarter of 2002 also included income from the discontinued operations of Business Finance Corporation (BFC) of $285,000, or $0.08 per diluted share, net of tax. Included in discontinued operations is a gain, net of tax, of $279,000 from the sale of BFC during the first quarter of 2002. The Company originally purchased BFC to diversify its business and to offer asset-based lending services to its customers. However, due to a poor return on investment, and the desire to focus resources on the core banking business, the BFC subsidiary was sold in February, 2002.

The increase in net income from continuing operations to $643,000 from $378,000 for the first quarters of 2003 and 2002, respectively, is primarily due to an increase of slightly more than $900,000 in non-interest income from the Company's mortgage segment, Bay Mortgage. Total non-interest income increased to $3.5 million for the three months ended March 31, 2003 from $2.4 million for the same period of 2002. The $1.1 million increase in non-interest income was offset by an increase of $600,000 in non-interest expenses when comparing the same periods Non-interest expense increased $585,000 at Bay Mortgage for these periods.

Financial Condition as of March 31, 2003 and December 31, 2002

At March 31, 2003, total assets were $310.7 million and total liabilities were $278.8 million. Total assets have decreased $34.5 million or 10.0% from $345.2 million at December 31, 2002 and liabilities have decreased $35.1 million or 11.2% from $313.9 million at December 31, 2002.

The decline in total assets is due to a reduction in volume of both loans and loans held-for-sale since December 31, 2002. At March 31, 2003, loans were $178.8 million compared to $194.5 million at December 31, 2002, a decline of $15.7 million or 8.1%. This reduction in loan volume is a combination of charged-off balances of approximately $700,000 and balances transferred to repossessed assets of approximately $775,000 with loan pay-downs and pay-offs accounting for the remainder. Loans held-for-sale have decreased $26.4 million or 41.5% from $63.6 million at December 31, 2002 to $37.2 million at March 31, 2003. During the first quarter of 2003 loan pay-offs were relatively high because, under the current low rate environment, many borrowers began shopping the marketplace. While the Bank makes every effort to be competitive for and retain favorable client relationships, management also sees this time as an opportunity to encourage some customers representing weaker credits to seek alternative lending relationships.

Reductions in the volumes of brokered certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB) account for the majority of the decline in total liabilities from December 31, 2002 to March 31, 2003. At March 31, 2003, the Company had $23.1 million in brokered deposits or 8.8% of the $261.7 million total deposits compared to $29.7 million at December 31, 2002. Approximately $12.8 million of these brokered deposits are scheduled to mature during the remainder of 2003. An additional $13.0 million in public fund certificates matured during the first quarter of 2003 and were not renewed. A reduction of $8.0 million in FHLB borrowings during the first quarter of 2003 has reduced the Company's long-term borrowings to $10.6 million at March 31, 2003 compared to $18.7 million at December 31, 2002. Because the reduction in loans and loans held-for-sale has generated some excess cash and liquidity, management's current practice is to not renew brokered and public funds certificates or long-term borrowings as they mature. If future circumstances change to warrant increasing liquidity or cash balances, the Company retains the ability to access these funding sources.

Back to Index

Critical Accounting Policies

The Company's most critical accounting policy is related to the allowance for loan losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date. Quantitative factors include:

    historical loss experience,
    recent delinquency and charge-off experience,
    changes in the levels of non-performing loans,
    portfolio size, and
    other known factors regarding specific loans.

Qualitative factors include assessments of the types and quality of the loans within the loan portfolio as well as current local, regional, and national economic considerations. Changes in the above factors could have a significant affect on the determination of the allowance for loan losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses."

Another critical accounting policy for the Company is that related to the carrying value of goodwill. During the first quarter of 2002, the Company recorded an impairment charge to the carrying amount of its goodwill related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge was recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The Company adopted a market valuation approach in assessing goodwill impairment and will measure the carrying value similarly at least annually under these accounting rules. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. Also as required upon adoption of SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans.  Had compensation costs for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, the Company's net income (loss) and earnings (loss) per share would have been reduced to the amounts as disclosed in the notes to the consolidated financial statements.

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

Back to Index

The following table presents interest income and expense and the resulting yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
(unaudited)	March 31,		Increase
(dollars in thousands)	2003	2002	(Decrease)	Change
Interest Income (1)	$4,660	$5,560	$(900)	-16.2%
Interest Expense	1,531	2,535	(1,004)	-39.6%
Net Interest Income	$3,129	$3,025	$104	3.4%

Average Interest Earning Assets	$304,488	$335,590	$(31,102)	-9.3%
Average Interest Bearing Liabilities	$242,167	$284,273	$(42,106)	-14.8%

Average Yields Earned (2)	6.12%	6.63%	-0.51%
Average Rates Paid (2)	2.53%	3.57%	-1.04%
Net Interest Spread (2)	3.59%	3.06%	0.53%
Net Interest Margin (2)	4.11%	3.61%	0.50%

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis
(2) Ratios for the three months ended March 31, 2003 and 2002 have been annualized

Comparing the quarter ended March 31, 2003 to the quarter ended March 31, 2002 interest income and interest expense each declined approximately $1.0 million and net interest income increased slightly to $3.1 million from $3.0 million.

The overall tax-equivalent average earning asset yield was 6.12% for the quarter ended March 31, 2003 compared to 6.63% for the quarter ended March 31, 2002. Contributing to the decline in interest rates was a 50 basis points reduction in the national federal funds rate and the Company's prime rate in November 2002. Earning assets averaged $304.5 million for the three months ended March 31, 2003 compared to $335.6 million for the same period of 2002. A change in asset mix from higher yielding loans to lower rate loans held-for-sale has also contributed to a lower overall yield comparing the periods. The average volume of loans has declined from $228.4 million during the first quarter of 2002 to $186.9 million during the first quarter of 2003 while the average volume of loans held-for-sale has increased from $18.4 million to $35.4 million under the same comparison. The average balance of other interest-earning assets has remained relatively unchanged.

The average cost of interest-bearing liabilities decreased to 2.53% for the quarter ended March 31, 2003 from 3.57% for the same period of 2002. Average interest-bearing liabilities decreased $42.1 million from $284.3 million for the three months ended March 31, 2002 to $242.2 million for the three months ended March 31, 2003. The majority of the decline in average interest-bearing liabilities is due to a reduction in brokered certificates of deposit. At March 31, 2003 the volume of brokered certificates was $23.1 million compared to $55.6 million at March 31, 2002. During the first quarter of 2003 the volume of other borrowed money decreased by $8.1 million upon the maturity of borrowings from the FHLB, but because this transaction occurred later in the quarter, the average balance of other borrowed money declined less than $3.0 million comparing the first quarter of 2003 to the first quarter of 2002.

The average interest spread for the quarter ended March 31, 2003 was over 50 basis points higher than the average interest rate spread for the quarter ended March 31, 2002. The average costs paid on interest-bearing liabilities declined more than the yield earned on interest-earning assets widening the spread. The interest margin also increased 50 basis points when comparing the two periods since net interest income was nearly unchanged, while the average volume of interest-earning assets declined over $31.1 million.

Provision for Loan Losses

The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. The quarterly provision recorded as an increase to the allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The loss amount actually realized for these loans can vary significantly from the estimated amounts. See the "Allowance for Loan Losses" disclosure for a more detailed discussion.

Back to Index

The Company's provision for loan losses was $523,000 for the quarter ended March 31, 2003 and $300,000 for the quarter ended March 31, 2002. Charge-offs, net of recoveries, were $703,000 for the three months ended March 31, 2003 compared to net charge-offs of $393,000 for the three months ended March 31, 2002 and $2.3 million for the year ended December 31, 2002. The first quarter 2003 loan loss provision includes an increase to the allowance for loan losses against the charge-off of $383,000 for a specific loan.

Future loan loss provisions will be based on Management's quarterly adequacy analysis of the allowance for loan losses. Management anticipates a possible reduction in future provisions if the economy strengthens and bolsters the Company's borrowers' ability to repay or increases underlying collateral values of the loans.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended
(unaudited)	March 31,
(dollars in thousands)	2003	2002
Service charge on deposit accounts	$246	$178
Gains on loans sold	1,749	1,174
Mortgage brokerage fees	843	605
Fiduciary income	90	71
Escrow fees	337	222
Credit Card income	153	125
ATM income	13	28
Safe deposit box fees	25	24
Gain on sale of repossessed assets	33	2
Gain on sale of available-for-sale securities	-	-
Other miscellaneous fees and income	5	9

Total non-interest income	$3,494	$2,438

Non-interest income was $3.5 million for the quarter ended March 31, 2003, an increase of $1.1 million from $2.4 million for the same period of 2002. Non-interest income generated by the mortgage banking segment continued to account for the majority of the total non-interest income for the periods. Gains on loans sold, brokerage fees, and escrow fees were $2.9 million, which accounted for 82.9% of the total non-interest income for the first quarter of 2003, and were $2.0 million or 83.3% for the same period of 2002.

Back to Index

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended
(unaudited)	March 31,
(dollars in thousands)	2003	2002
Salaries and employee benefits	$2,624	$2,414
Net occupancy and equipment	647	580
Amortization of intangible assets	66	66
Net cost of operation of other real estate owned	27	84
Business taxes	133	162
Data processing and communications	129	101
Stationary and supplies	61	71
Credit card expense	155	116
Travel and education	71	50
Loan expense	113	78
Advertising	17	39
Professional fees	467	275
Postage and freight	103	124
FDIC insurance	138	147
Other miscellaneous expenses	354	234

Total non-interest expense	$5,105	$4,541

Non-interest expenses increased $600,000 to $5.1 million for the quarter ended March 31, 2003 compared to $4.5 million for the quarter ended March 31, 2002.

Salary expenses have accounted for approximately $200,000 of the increase in total non-interest expenses. Salaries and employee benefits have increased to $2.6 million from $2.4 million comparing the first quarter 2003 to the first quarter of 2002. At March 31, 2003, the Company had 179 full-time equivalent employees compared to 195 at March 31, 2002. Although the number of employees has declined, commission expenses at Bay Mortgage have increased from period to period due to a higher volume of mortgage loans originated and sold. During the first quarter of 2003, Bay Mortgage originated $125.1 million of mortgage loans, an increase of $32.2 million from $92.9 million originated during the first quarter of 2002. The resulting increase in mortgage lending income has resulted in a higher commission expense. Also contributing to higher salaries is ordinary annual wage increases for many existing employees, generally ranging from three to six percent per year.

Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the quarter ended March 31, 2003 was $647,000 or 11.6% higher than $580,000 for the same period of 2002. Bay Mortgage has expanded into additional office space contributing to an increase of $77,000 of lease expense.

Although the FDIC insurance premium rate remains unchanged at $.17 per $100 of domestic deposits when comparing the first quarters of 2003 and 2002, the total expense has declined due to a reduction in deposit volume. The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0162 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Back to Index

Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. These expenses were $467,000 for the three months ended March 31, 2003 compared to $275,000 for the three months ended March 31, 2002. Approximately $79,000 of this $192,000 increase is due to the State of Washington examination conducted in 2002. The remaining increase is attributable to consultation to establish or improve internal controls and procedures to improve regulatory reporting, and for employee placement services.

Other miscellaneous expenses were higher during the first quarter of 2003 when compared to the first quarter of 2002 primarily due to higher temporary help costs. Contracted temporary employees have been utilized during the first quarter to assist management on various special projects and to help during the transition of new management.

Income Taxes

During the first quarter of 2003 the provision for income taxes was $351,000 compared to $243,000 for the first quarter of 2002. The effective tax rate for the first quarter of 2003 was 35.3% compared to 39.1% for the first quarter of 2002. The results from discontinued operations and the cumulative effect of a change in accounting principles disclosed on the consolidated statements of operations are net of income taxes.

Loans

Total loans outstanding were $178.8 million and $194.5 million at March 31, 2003 and December 31, 2002, respectively. Loan commitments such as home equity and other lines of credit, unused available amounts on credit cards, and letters of credit, were $34.1 million at March 31, 2003 and $39.9 million at December 31, 2002. In addition, the Company had $37.2 million of loans held-for-sale at March 31, 2003 compared to $63.6 million at December 31, 2002. During the first three months of 2003, the Company funded $125.1 million of loans to be sold into the secondary market, and delivered $153.3 million to the market. This compares to $92.9 million funded and $112.5 million delivered during the first three months of 2002.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)	March 31, 2003		December 31, 2002
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$39,976	22.28%	$42,200	21.62%
Real estate construction	30,958	17.25%	37,229	19.07%
Real estate commercial	78,225	43.61%	82,763	42.41%
Real estate mortgage	25,966	14.47%	28,370	14.53%
Consumer and other	4,292	2.39%	4,626	2.37%
	179,417	100.00%	195,188	100.00%
Deferred loan fees	(608)		(682)
Total loans	178,809		194,506
Allowance for loan losses	(5,970)		(6,150)
Total loan, net	$172,839		$188,356

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses that have occurred as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan rating categories. At a loan's inception, management evaluates the credit risk by using a grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss, and all loans rated 7-10 collectively comprise the Company's "watch list". The specific grades from 7-10 are "special mention", "substandard", "doubtful", and "loss", respectively. When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with two components, specific reserves and a general allowance.

Back to Index

Specific Reserves: Loans on the Company's watch list, as described above, are specifically reserved for by applying a separate reserve factor to the volume of loans within each risk grade. The reserve factors are determined on the basis of regulatory guidelines, industry standards, and management judgment. Management assesses each loan on the watch list, and selected additional loans, to assure the reserve factor applied to each risk grade is sufficient for each individual loan within the pool. When significant conditions or circumstances exist on an individual loan indicating greater risk, additional specific reserves may be required. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

General Allowance: Any loan that does not require a specific reserve is subject to a general reserve loss factor. Management determines this factor by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management analyzes:

  the volume and severity of non-performing loans and adversely classified credits;
  the level of net charge-offs previously experienced;
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

The quarterly analysis of specific and general loss components of the allowance is the principal method relied upon by management to ensure that changes in estimated loan loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific and the general components of the allowance, management also considers regulatory guidance in addition to the Company's own experience. There have been no changes to the Company's allowance for loan losses related to changes in methods or assumptions since December 31, 2002. Any adjustments or changes in the elements and components of the allowance since year-end are primarily the result of loan quality assessments and variations in total loan volumes.

Loans and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process.

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $6.0 million and $6.2 million at March 31, 2003 and March 31, 2002, respectively, a decline of approximately $200,000. The allowance, as a percentage of year-end total loans, increased from 3.16% at year-end 2002 and 2.48% at March 31, 2002, to 3.34% at March 31, 2003.

In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.7 million at March 31, 2003 compared to $2.0 million at December 31, 2002. The increase in the general allowance is due to a reduction in the volume of loans requiring specific reserves. As loans have been upgraded, the associated additional specific reserves on those loans are moved into the general pool.

Back to Index

At March 31, 2003, approximately $3.3 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the watch list and other specific loans, compared to $4.2 million at December 31, 2002. During the first quarter of 2003, the volume of loans on the Company's watch list requiring specific reserves has decreased by approximately $7.1 million. As conditions on specific loans have changed and the loans have been upgraded, the amount of reserves required against those loans has declined. Although the total allowance for loan losses declined only slightly during the first quarter of 2003, the upgraded loans have resulted in a shift in reserves from specific to general. Loans on the watch list are closely monitored for quality issues, including collateral adequacy and the borrower's ability to repay. Management periodically reviews these loans and assesses the adequacy of the associated allowance. At March 31, 2003, management believes that all potential losses associated with these loans are fully reserved.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

	Three Months Ended		Year Ended
(balances exclude amounts from discontinued operations)	March 31,		December 31,
(dollars in thousands) (unaudited)	2003	2002	2002
Loans outstanding at end of period, net of deferred fees (1)	$178,809	$226,101	$194,506
Average loans outstanding during the period	$186,876	$228,355	$219,231
Allowance for loan losses, beginning of period	$6,150	$5,710	$5,710
Loans charged off:
Commercial	470	391	2,111
Real Estate	180	30	415
Consumer	43	1	7
Credit Cards	18	36	83
Total loans charged-off	711	458	2,616

Recoveries:
Commercial	6	28	99
Real Estate	-	27	156
Consumer	-	1	1
Credit Cards	2	9	17
Total recoveries	8	65	273
Provision for loan losses	523	300	2,783
Allowance for loan losses, end of period	$5,970	$5,617	$6,150

Net loans charged-off during the period	703	393	2,343
Ratio of net loans charged-off to average loans outstanding	0.38%	0.17%	1.07%
Ratio of allowance for loan losses to loans at end of period	3.34%	2.48%	3.16%

(1) Excludes loans held-for-sale

Impaired Loans

The Company, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes that, after considering economic and business conditions, collection efforts, and collateral position, the borrower's financial condition indicates that collection of principal is not probable.

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

Back to Index

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

(unaudited)	March 31,	December 31,
(dollars in thousands)	2003	2002
Loans on non-accrual status	$3,268	$5,097
Loans past due greater than 90 days but not on non-accrual status	549	982
Other real estate owned	1,404	1,304
Other repossessed assets	-	4
Total non-performing assets	$5,221	$7,387

Total assets	$310,690	$345,164

Percentage of non-performing assets to total assets	1.68%	2.14%

At March 31, 2003 non-performing assets were $5.2 million or 1.68% of total assets compared to $7.4 million or 2.14% of total assets at December 31, 2002. A reduction in total non-accrual loans of $1.8 million accounts for the majority of the decrease, and is related to a real estate development company whose loans were brought current and taken off of non-accrual status. Approximately $2.8 million of the $3.3 million of non-accrual loans at March 31, 2003 are primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its routine assessment of the allowance for loan losses as discussed above.

The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. As these impaired loans are brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to continue to decrease.

Other real estate owned increased slightly to $1.4 million at March 31, 2003 compared to $1.3 million at December 31, 2002. During the first quarter of 2003, four properties with a total asset value of $674,000 were sold, while six properties were repossessed with a total asset value of $774,000.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

As of March 31, 2003, approximately $6.3 million of the securities portfolio matures within one year, and another $5.0 million is callable within one year. The maturities of mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have maturity periods ranging from 1 through 15 years and at March 31, 2003, bear interest at rates ranging from 2.63% to 8.62%. Because the Company currently has excess liquidity, during the first quarter of 2003 $8.0 million of advances matured and were not renewed. At March 31, 2003, $7.8 million in advances were outstanding from the FHLB compared to $15.8 million at December 31, 2002.

Back to Index

Currently, the primary utilization of the Company's excess liquidity is related to changes in the origination volume of loans held-for-sale. In order to take advantage of income generated from high volumes of mortgage lending during 2002 and 2001, the Company utilized the brokered certificates of deposit to help fund the mortgage lending growth. As loans held-for-sale and other loan volumes have declined, the excess funds generated have been deposited in the Company's cash account with the FHLB. To offset this increase in cash and the resulting increase in liquidity, higher rate brokered certificates of deposit are not renewed as they mature. At March 31, 2003, brokered certificates of deposit have decreased to $23.1 million or 8.8% of total deposits compared to $29.7 million or 10.2% of total deposits at December 31, 2002 and to $56.7 million or 18.0% of total deposits at December 31, 2001. An additional $13.0 million of public funds certificates matured during the first quarter of 2003, and have not been renewed. During the first quarter of 2003, total loans have decreased $15.7 million and loans held-for-sale have declined $26.4 million, offsetting the reduction in deposits and keeping the cash balance and liquidity higher.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. At March 31, 2003, the Company's Total and Tier 1 Capital ratios were 14.32% and 13.05%, respectively; and at December 31, 2002, the Company's ratios were 12.56% and 11.29%, respectively. The ratio of shareholder's equity to average assets was 9.90% and 9.03% at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the Bank's Total Capital, Tier 1 Capital, and Tier 1 leverage ratios were 15.07%, 13.80%, and 9.42%, respectively and at December 31, 2002 were 12.83%. 11.57%, and 8.28%, respectively. To be considered "well capitalized" as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At March 31, 2003 and at December 31, 2002, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations.

Regulatory Consent Order

On May 6, 2003, Cowlitz Bank entered into a stipulation which will permit the FDIC, its primary federal regulator, to issue a Consent Order requiring a series of affirmative actions to address weaknesses and deficiencies identified in an earlier examination of the Bank with respect to its condition as of September 30, 2002. Since the examination date, the Bank has taken a number of steps to address the requirements, chief among them was hiring the replacements for the recently departed President/Chief Executive Officer and Credit Administrator. Under the Order the Bank, among other things, will: refrain from paying any dividends without FDIC consent; review its strategic, profitability and liquidity plans; provide progress reports to the FDIC; maintain its well-capitalized status pursuant to a capital plan to ensure Tier 1 capital equaling or exceeding 8.0% of the Bank's total assets; establish and maintain an adequate allowance for loan and lease losses; refrain from extending credit to borrowers whose previous loans have been charged off; undertake a full internal audit of its Bay Mortgage division; retain an internal auditor and formulate and implement an effective internal audit policy; and will reduce the amount of classified assets identified in the examination to no more than 50% of Tier 1 capital plus the allowance for loan and lease losses by November 30, 2003 and will further reduce the amount to no more than 25% by December 31, 2004. If the Bank fails to adhere to the terms of the Order, the FDIC is empowered by federal statutes and regulations to assess civil monetary penalties or initiate other enforcement actions against the Bank, its management or the Board of Directors. Management believes the Bank is, or within the timelines set forth in the Order, will be, in compliance with the requirements of the Order.

From December 31, 2002 to March 31, 2003, the amount of classified assets identified in the examination had been reduced to 51.8% of Tier 1 capital plus the allowance for loan and lease losses. The objective of 50% has nearly been reached eight months prior to the November 30, 2003 target date. In addition, the strategic, profitability, and liquidity plans have been revised during the first quarter of 2003 and have been submitted to the FDIC for review.

Back to Index

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

Interest Rate Risk

The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures. As experienced in the relatively stable rate environment during 2002 and the first three months of 2003, the interest rate spread has widened as long-term certificates of deposit have matured and re-priced at the current, lower rates or not been renewed.

Item 4. Controls and Procedures

In April 2003, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Back to Index

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K
(a)    Exhibits. The following constitutes the exhibit index.
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

10.10*

Form of Stock Option Agreement.

10.11*

Cowlitz Bancorporation Employee Stock Purchase Plan.

10.12

Employment Agreement with Richard Fitzpatrick

10.13

Employment Agreement with Ernie Ballou

99.1

Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003 By:	Cowlitz Bancorporation (Registrant) /s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer
By:	/s/ Don P. Kiser
Don P. Kiser, Vice-President, Chief Financial Officer, and Secretary

Back to Index

I, Richard J. Fitzpatrick, certify that:

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

Date: May 14, 2003

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, Chief Executive Officer

Cowlitz Bancorporation

Back to Index

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

Date: May 14, 2003

/s/ Don P. Kiser
Don P. Kiser, Chief Financial Officer

Cowlitz Bancorporation

Back to Index

EXHIBIT 10.12

CONSULTING AND EXECUTIVE EMPLOYMENT AGREEMENT

          THIS AGREEMENT is made effective February 10, 2003, by and between COWLITZ BANCORPORATION and COWLITZ BANK (jointly and severally "Cowlitz") and RICHARD FITZPATRICK ("Executive").

          In consideration of the mutual covenants and conditions set forth below, the parties hereby agree as follows:

          1.    Consulting Services, Employment and Duties. Beginning February 10, 2003 (the "Commencement Date") and until the necessary regulatory approvals (or non-disapprovals) are received for Executive to take the position of President and Chief Executive Officer of both Cowlitz Bancorporation and Cowlitz Bank in accordance with the terms of this Agreement, Cowlitz will retain Executive as a consultant without any policy making authority. Cowlitz will promptly seek such regulatory approvals or non-disapprovals. Upon receipt of all such regulatory approvals or non-disapprovals, Executive shall take the position of President and Chief Executive Officer of both Cowlitz Bancorporation and Cowlitz Bank and will have all of the authority and responsibilities of that position, which includes management of Cowlitz Bancorporation and Cowlitz Bank, and the Bay Bank, Northern Bank of Commerce and Bay Mortgage Divisions, and such other duties as relate to such positions or as the Board of Directors in its discretion may from time to time assign to him and as shall be customary for a CEO of Cowlitz's peer institutions. Executive shall have lending authority of not less than three million dollars except to the extent banking regulators require a more limited authority. Executive agrees to make all reasonable efforts to diligently perform all such duties in accordance with reasonable policy directives of Cowlitz's Board of Directors.

          Upon receiving the necessary regulatory approvals or non-disapprovals referred to above, the Boards of Directors of Cowlitz Bancorporation and Cowlitz Bank shall appoint Executive to fill a vacancy on their respective boards. Executive may be removed from service on either Board pursuant to the applicable provisions governing removal of directors in the respective Articles of Incorporation or Bylaws, and his continuing service on the Cowlitz Bancorporation Board is subject to re-election at the next annual meeting and following expiration of subsequent terms of service. For so long as he continues to be employed hereunder, Cowlitz Bancorporation and Cowlitz Bank will endeavor to cause their respective Boards of Directors to nominate and re-nominate Executive to serve on such Boards. Executive shall serve as a director without additional compensation for board service.

          Executive shall devote Executive's entire working time, attention and efforts to Cowlitz's business and affairs, shall faithfully and diligently serve Cowlitz's interests and shall not engage in any business or employment activity that is not on Cowlitz's behalf (whether or not pursued for gain or profit) except for (a) activities approved in writing in advance by the Board (which will not be unreasonably withheld or delayed) and (b) passive investments that do not involve Executive providing any advice or services to the businesses in which the investments are made.

          If all or any of the regulatory approvals or non-disapprovals referred to above are not obtained within three (3) months after the Commencement Date then, except to the extent otherwise specifically agreed by Executive and Cowlitz, this Agreement shall terminate and notwithstanding anything to the contrary elsewhere in this Agreement, Executive shall be entitled to only his Base Salary and benefits for the period of time in which Executive served as a consultant and any relocation expenses incurred by Executive prior to the expiration of such period or, if earlier, the date of a regulatory disapproval.

Back to Index

          2.    Term. The term of this Agreement shall begin on the Commencement Date and shall continue through February 11, 2008; provided, however, that on the third anniversary of the Commencement Date and on each anniversary thereafter the term shall be extended for an additional period of one (1) year unless either party shall have given to the other, prior to such anniversary, written notice of non-extension; and provided, further, that the term shall end no later than the anniversary immediately following the Executive's sixty-fifth birthday or the earlier termination of this Agreement as provided herein.

          3.    Compensation. Executive shall be entitled to the following compensation:

                    (a)    Salary. For all services to be rendered by Executive, including any duties assigned to him by the Board of Directors in accordance with the terms of this Agreement, whether as consultant or as President and Chief Executive Officer, Cowlitz agrees to pay Executive an initial base salary of $237,500 per year (the "Base Salary"). The Base Salary is subject to annual review and appropriate upward adjustments. The Base Salary shall not be reduced (i) except to the extent the regulators require a reduction for the Cowlitz senior management group (Senior Vice Presidents and above) or (ii) the Board of Directors, in response to a material adverse financial condition, concludes that the salaries of the senior management group should be reduced and elects to proportionately reduce the salaries of all such executives, but in any event such reduction will not exceed 15% of the Base Salary. If there is any such reduction, Cowlitz and the Executive, when and if circumstances thereafter permit, shall negotiate for an appropriate adjustment in the compensation and benefits subsequently provided to Executive, to compensate him fairly for any such reduction.

                    (b)    Stock Options. Effective as of the Commencement Date or as soon as permissible thereafter Cowlitz will grant to Executive options to purchase at least 50,000 shares of Cowlitz Bancorporation's common stock at a cash price equal to the market price at the close of business on the date of grant. Twenty percent (20%) of the options will vest on the date on which Executive takes the position of President and Chief Executive Officer and an additional 20% will vest each anniversary of such effective date until fully vested. All unvested options will vest upon a Change in Control, as defined below in Section 5(d). To the extent not sooner exercised, all options will expire at the earlier of ten years after the date on which they are granted or 180 days after termination of employment. The options shall be non-qualified stock options. At its expense, Cowlitz Bancorporation will register these option and the shares to be issued upon exercise of the same, on a Form S-8 registration prior to issuance of the shares. Although not guaranteed, it is the parties' expectation that on or about each anniversary of the term of this Agreement, options for at least an additional 15,000 shares or more will be granted to Executive, on similar vesting terms.

                    (c)    Bonus. Executive shall be entitled to receive 30% or more of Executive's Base Salary in the form of a performance bonus if Executive meets the reasonable performance goals set on an annual basis by the Board of Directors.

                    (d)    Other Benefits. Executive shall be entitled to the following additional benefits:

(i)    Four (4) weeks of paid vacation each calendar year, to be used in accordance with policies in the employment manual (vacation to accrue at one week per quarter; any use beyond the accrual shall be reimbursed if Executive terminates employment);

(ii)    Participation in Cowlitz Bank's medical, dental, life and disability insurance made generally available to employees;

(iii)    Participation in Cowlitz Bank's 401(k) retirement programs as established from time to time by the Board of Directors;

Back to Index

(iv)    A supplemental executive retirement benefit (SERP) under a SERP Plan to be approved by the Board of Directors, which shall provide for payment to Executive of supplemental retirement benefits as follows. The supplemental retirement benefit to be paid annually until Executive's death shall be calculated by taking the average of the three highest years of Executive's combined salary and bonus (or, if the Executive's employment has not continued for at least three years, by taking his total salary and bonus compensation for the period of his employment and determining the annual average) and multiplying the result by the product of (a) 1.5% and (b) the number of whole plus fractional years of Executive's employment. Executive shall be entitled to start receiving the supplemental benefit following the Executive's sixty-fifty birthday (or permanent disability), provided however that in the event of a Change in Control, as defined below in Section 5(d), or upon termination by Cowlitz without Cause, defined below in Section 5(a), or upon his Disability, defined below in Section 5(c), Executive may make an election to start receiving the retirement benefit earlier. If Executive's employment is terminated prior to his 65th birthday, the amounts to be paid to him will be reduced to reflect the amount of the accrued SERP liability at the time of termination and the actuarially determined life payment period remaining. At Executive's election, so long as such election does not increase the costs to Cowlitz, the supplemental retirement benefit shall be provided on a joint and survivor basis for Executive and Executive's spouse, with an appropriate reduction in the annual benefit payment to compensate for the increase in the actuarial term; and

(v)    Use of automobile and reimbursement of insurance, maintenance and gasoline expenses. At Executive's option, the automobile will be purchased or leased. If purchased, the cost shall not exceed $45,000. If leased, the monthly lease payment shall not exceed $750. A new automobile will be provided not less frequently than every three (3) years.

                    (e)    Relocation Expenses. Executive shall be reimbursed, upon presentation of receipts to the chairman or vice chairman of the Board of Cowlitz Bancorporation, for the following relocation expenses:

(i)    Travel expenses incurred after Commencement Date associated with trips for the Executive to return to Vermont in connection with relocation arrangements and/or for Executive's wife and daughter to travel to the Longview area for one or more house hunting trips, so long as all trips are "coach fare" and the aggregate expense reimbursement by Cowlitz for such trips does not exceed $5,000;

(ii)    Reasonable moving expenses associated with moving Executive and Executive's family and household possessions to the Longview, Washington area;

(iii)    From the Commencement Date and until (a) 90 days after the date on which Executive becomes President and Chief Executive Officer or (b) the earlier date on which Executive has fully relocated Executive's family to the Longview area, temporary living costs for Executive consisting of reasonable housing and outside meals;

(iv)    Reimbursement of the real estate broker fee on the sale of Executive's home in Vermont; and

(v)    Reimbursement of up to two points on the mortgage loan for the purchase of Executive's home in Washington.

Back to Index

                    (f)    No Reductions. Without Executive's specific written consent, except as otherwise specifically provided in Subsection 3(a), under no circumstances shall the Base Salary or the benefits provided for in Subsection 3(d), above, be decreased, nor shall there be any material reduction in the support services and facilities available to the Executive.

                    (g)    Professional Fees in Connection with Agreement. Cowlitz will pay Executive's reasonable legal and professional fees incurred in connection with this Agreement, not to exceed a maximum of $3,000.

        4.    Termination of Employment. Executive's employment shall terminate for any of the following reasons:

                    (a)    For Cause. Upon Cowlitz's termination of Executive for Cause (as defined in Section 5(a) below) ("Termination For Cause").

                    (b)    Without Cause. Upon Cowlitz's termination of Executive without Cause, at any time at Cowlitz's sole discretion, for any reason other than for Cause or for no reason ("Termination Without Cause").

                    (c)    For Good Reason. Upon Executive's termination of the employment for Good Reason (as defined in Section 5(b) below) ("Termination For Good Reason").

                    (d)    Death or Disability. Upon Executive's death or Disability (as defined in Section 5(c) below).

                    (e)    Resignation. Upon Executive's voluntary resignation in writing, which shall be given to Cowlitz at least 60 days prior to the effective date of such resignation ("Resignation"); provided, resignation shall not be permitted if an event has occurred that would give rise to Termination for Cause.

        5.    Definitions.

                    (a)    Cause. For the purposes of this Agreement, "Cause" for Executive's termination will exist upon the occurrence of one or more of the following events:

(i)    A good faith determination by the Cowlitz Board, based on demonstrable evidence, that the Executive has committed or abetted another in the commission of: (i) any act established or recognized by law as a serious criminal act; (ii) any act established or recognized by law as an act of moral turpitude; (iii) dishonest or fraudulent conduct by Executive with respect to the performance of his duties with Cowlitz; or (iv) other egregious acts or a series of egregious acts or conduct which would be considered highly inappropriate or unprofessional for the president and chief executive officer of a bank in the Longview area community;

(ii)    Following written notice to the Executive that the Board believes that the Executive has failed to carry out and implement reasonable and proper policies of the Board that the Board has conveyed to him in writing, which notice shall state with reasonable particularity the matter(s) complained of and the step(s) necessary to cure or remedy the same, the Executive demonstrably fails to use reasonable efforts to cure or remedy the matters complained of within a reasonable period of time thereafter; or

(iii)    An order or directive from a state or federal banking regulatory agency requiring removal of Executive or a finding by any such agency that Executive's performance threatens the safety or soundness of Cowlitz Bancorporation or any of its subsidiaries;

Back to Index

                    (b)    Good Reason. For the purposes of this Agreement, "Good Reason" will exist if, without the written consent of Executive, Executive is required to move his principal place of employment more than 20 miles from Cowlitz Financial Center in Longview, Washington (other than the greater Portland, Oregon area to include Multnomah, Clackamas or Washington Counties, Oregon or Clark County, Washington), or Cowlitz breaches any obligation under this Agreement and fails to cure or remedy the same to Executive's reasonable satisfaction promptly following written notice from Executive, stating with reasonable particularity the matter(s) complained of, and the step(s) required to cure or remedy the same, or Cowlitz shall at any time decrease Executive's lending authority (except as permitted herein), or seek to require him to perform duties not reasonably customary for a President and Chief Executive Officer, or in the event of a Change of Control.

                    (c)    Disability. For purposes of this Agreement, "Disability" shall mean that Executive has been determined to be disabled, and entitled to disability benefits, by the insurance company providing disability insurance maintained by Cowlitz on the Executive, within the meaning of Cowlitz's long term/permanent disability insurance policy, so long as a physician selected by Cowlitz and its insurers and acceptable to Executive or Executive's legal representative (with such agreement on acceptability of the physician not to be unreasonably withheld), determines the incapacity to be (a) total and permanent and (b) prohibiting of Executive's ability to perform the essential functions of Executive's position with or without reasonable accommodation. In any event, should Executive receive disability benefits albeit on a short term basis, Cowlitz shall be relieved of its obligation to pay any cash compensation provided in Subsection 3 (a) and (c) herein for so long as such disability benefits are being received by Executive.

                    (d)    Change in Control. For the purposes of this Agreement, a "Change in Control" shall be deemed to have occurred when any of the following events takes place:

(i)    Any person (including any individual or entity not controlled by Cowlitz Bancorp) or persons acting in concert becomes the beneficial owner of voting shares representing thirty-four percent (34%) or more of the voting shares of Cowlitz or its parent company.

(ii)    A majority of the Board of Directors of Cowlitz Bank or its parent company is removed from office by a vote of the shareholders over the recommendation of the Board of Directors then serving, or at least a majority of new or additional directors are elected over the recommendation of the Board of Directors then serving.

(iii)    Cowlitz Bank or its parent company is a party to a plan of merger or plan of exchange and upon consummation of such plan, the shareholders of Cowlitz or its parent company immediately prior to the transaction do not own or continue to own, directly or indirectly, at least a majority of the shares of the surviving company.

Back to Index

        6.    Payment Upon Termination. Upon a Termination Without Cause or a Termination for Good Reason, Executive will continue to receive his Base Salary and all benefits provided for herein (or, to the extent any such benefits are for any reason not available, payments of comparable value to Executive after taking into account any income tax effects) for the balance of the Term; provided, however, that to the extent (if at all) the continuation of the compensation and benefits provided for herein exceeds the maximum amount Cowlitz may lawfully pay under then-applicable law and regulation, the amount to be paid hereunder shall be limited to such maximum lawful amount; provided, further, that to the extent (if at all) laws or regulations, or the application of the same to Cowlitz or its successors, thereafter allow such payments to be resumed following a suspension or discontinuation by reason of the provisions of this sentence, Cowlitz shall to the fullest extent permitted by applicable law and regulation resume such payments; and provided, finally, that if the Termination for Good Reason was on account of a Change of Control, the provisions of Section 7 shall apply. In addition, upon a Termination Without Cause or a Termination for Good Reason, the Executive shall become fully-vested in any and all retirement benefits and in any stock options (or, if such vesting is not permitted under the instruments governing such plans, Cowlitz shall provide additional compensation equal to the value of the foregone or forfeited benefits that Executive would have received if such vesting had been permitted). In the event of Termination For Cause or termination due to death or Disability, Cowlitz shall have no other obligation upon termination.

        7.    Change of Control.

                (a)    Notwithstanding anything to the contrary in Section 6, if Executive's Termination for Good Reason is on account of a Change of Control, or if there is a Termination Without Cause within twenty-four months following a Change of Control, then Executive shall be entitled to receive, in a lump sum within not more than sixty (60) days thereafter, an amount equal to three times the sum of the following: (a) the Executive's highest annual Base Salary; plus (b) the Executive's highest annual performance bonus under Section 3(c); plus (c) the value of the contributions that Cowlitz would have made to or for the credit of Executive's account if the amounts referred to in (a) and (b) had been received by Executive on a basis that made them eligible for a Cowlitz contribution to a Cowlitz-sponsored retirement plan (for purposes of making this calculation all such contributions shall be considered to have been fully-vested when made); plus (d) the value of the annual Cowlitz contributions being made to any employee welfare benefit plans, whether qualified or non-qualified, in which the Executive participated at the time of the Change in Control (including without limitation, plans for hospitalization, medical care, major medical, dental, disability, survivor benefits, and life insurance).

                (b)    In the event Executive becomes entitled to a payment or benefit pursuant to the terms of this Agreement or of any other plan, arrangement or agreement (collectively, the "Payments") of Cowlitz or its successor (or any affiliate) (collectively, the "Employer"), and the Employer's Auditor determines that the Payments result in "excess parachute payments" under section 280G of the Code, then Executive shall receive, instead of the Payments, aggregate payments equal to the Reduced Amount, if such Reduced Amount would result in net after-tax payments to Executive that are greater than the net after-tax payments he would have received without regard to this section. For purposes of this subsection 7(b), the "Reduced Amount" shall be the amount, expressed as a present value, that maximizes the aggregate present value of the payments without causing any payment to be nondeductible by the Employer under section 280G of the Code and "Employer's Auditor" shall mean the independent auditors retained most recently prior to the transaction implicating section 280G of the Code by the Employer, or, if the Employer is not the surviving entity following the Change in Control, by the Employer's successor (or any affiliate). In computing the maximum amount payable, the Employer's auditor shall take into account the independent value to the Employer of Executive's restrictive covenants for three years following a Change of Control as set forth in Sections 8, 9 and 10 of this Agreement, which value should constitute separate consideration outside of sections 280G and 4999 of the Code.

Back to Index

                (c)    If the amount of the aggregate payments to Executive must be reduced under Section 7(b), then Executive shall direct in which order the payments are to be reduced, but no change in the timing of any payment shall be made without the consent of the Employer. As a result of uncertainty in the application of sections 280G and 4999 of the Code at the time of an initial determination by the Employer's Auditor, it is possible that a payment will have been made by the Employer that should not have been made (an "Overpayment") or that an additional payment that will not have been made by the Employer could have been made (an "Underpayment"). In the event that the Employer's Auditor, based upon the assertion of a deficiency by the Internal Revenue Service against the Employer or Executive that the Employer's Auditor believes has a high probability of success, determines that an Overpayment has been made, such Overpayment shall be treated for all purposes as a bilateral error subject to adjustment which Executive shall repay to the Employer, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code. In the event that the Employer's Auditor determines that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Employer to, or for the benefit of, Executive, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code.

        8.    Noncompetition. Executive agrees that during his employment and (a) for so long as Cowlitz continues to provide compensation and benefits to him in accordance with Section 6 of this Agreement, (b) in the event of a Change of Control payment as provided in Section 7, for a period of three (3) years from the Change of Control, or (c) for twelve months following a termination for Cause or Executive's Resignation (the period ending on expiration of the continuation period specified in (a), (b) or (c) as applicable, is referred to herein as the "Non-compete Period"), he will not, without the prior written consent of Cowlitz, be associated with any other financial institution (as such term is defined in the Gramm-Leach-Bliley Act of 1999) or mortgage company or their affiliates, having branches or offices within 30 miles of any branch or office of Cowlitz, whether directly or indirectly, alone or as a member of a partnership, or as an officer, director, employee, shareholder (except as a holder of less than 1% of any company with securities registered under Section 12 of the Securities Exchange Act of 1934). Should Executive fail to honor the non-competition covenant set forth in this section or the covenants set forth in Section 9 and 10 below, Cowlitz will be relieved from its obligation to make any further payments under this Agreement, but such relief of Cowlitz's obligation shall not discharge Executive of his commitment under each of those sections.

        9.    Non-Solicitation. During the Non-compete Period, Executive shall not solicit any customer of Cowlitz or of any of its subsidiaries. For purposes of this Section, "customers" are defined as (a) all customers serviced by Cowlitz or any of Cowlitz's subsidiaries at any time within 12 months before termination of Executive's employment, (b) all customers and potential customers whom Cowlitz or any of Cowlitz's subsidiaries actively solicited at any time within 12 months before termination of Executive's employment, and (c) all successors, owners, directors, partners and management personnel of the customers just described in (a) and (b).

        10.    Nonraiding of Employees. Executive recognizes that Cowlitz's workforce is a vital part of its business; therefore, Executive agrees that during employment and the Non-compete Period, Executive shall not solicit any employee, directly or indirectly, to leave his or her employment with Cowlitz or any of Cowlitz's subsidiaries. This includes a commitment that Executive will not (a) disclose to any third party the names, backgrounds or qualifications of any Cowlitz or any of Cowlitz subsidiary's employees or otherwise identify them as potential candidates for employment, or (b) personally or through any other person approach, recruit, interview or otherwise solicit employees of Cowlitz or any of Cowlitz's subsidiaries to work for any other employer. For purposes of this Section, employees include all employees working for Cowlitz or any of Cowlitz's subsidiaries or affiliates at the time of termination of Executive's employment.

Back to Index

        11.    Non-Disclosure. Executive acknowledges that certain proprietary information, whether of a technical or non-technical nature and whether of a tangible or intangible form, including but not limited to business plans, marketing plans, customer lists, customer account information, techniques, methods, data, tables, calculations, letters or other paperwork, documents, technology and processes of Cowlitz and its affiliates, collectively referred to as "Confidential Information," were and will be prepared and developed by Cowlitz at significant expense and over extended periods of time, are secret and confidential, are unique and constitute the exclusive property and secrets of Cowlitz, and that any use or disclosure of such Confidential Information, except in accordance with and under the provisions of this or any other written agreement between the parties, would be wrongful and would cause irreparable injury to Cowlitz. Additionally, it is understood that by virtue of the employment contemplated by this Agreement, Executive may have access to information that is confidential and proprietary to Cowlitz's customers, suppliers, and other third persons, and that such information should be subject to the same restrictions against disclosure by Executive as Cowlitz's Confidential Information. Executive therefore agrees that he:

                (a)    will not, at any time, without the express written consent of Cowlitz, publish, disclose, or divulge to any person (except other Bank employees or agents who have a need to know for purposes of performing their duties), firm, or corporation any Confidential Information except in accordance with, and under the provisions of this Agreement or other written agreements between the parties;

                (b)    will not use, directly or indirectly, for Executive's own benefit or the benefit of any other person, firm, or corporation any Confidential Information except in accordance with and under the provisions of this Agreement or other written agreements between the parties;

                (c)    will treat confidentially all documents involving Confidential Information that are delivered or made available to Executive as a necessary part of Executive's responsibilities as an employee of Cowlitz, whether or not they are identified or marked by Cowlitz as proprietary or confidential documents, and will not reproduce or use such documents without appropriate authority;

                (d)    will not advise others (except other Bank employees or agents who have a need to know for purposes of performing their duties) of Confidential Information known or used by Cowlitz or others associated with Cowlitz;

                (e)    will not, following his leaving the employ of Cowlitz, accept employment where the duties under such employment would require or would pose a reasonable likelihood of requiring Executive to use or disclose Confidential Information; and

                (f)    will abide by the same restrictions set forth above in subsections (a) through (e), inclusive, as to any information that is proprietary and confidential to third persons and that was divulged to Executive by virtue of his employment with Cowlitz.

        12.     Enforcement. In the event of any breach of this Agreement by Executive or any threatened or attempted breach by Executive of the non-competition, non-solicitation, non-raiding, and non-disclosure, obligations set forth above in Sections 8, 9, 10 and 11 of this Agreement, Cowlitz will be entitled to injunctive relief against Executive and the parties hereby agree that the amount of any bond for damages to be posted by Cowlitz in seeking such injunction will be Five Hundred Dollars ($500), provided, however, that this provision will in no way limit or be evidence of the amount of damages to the enjoined party. Nothing herein will be construed as precluding or limiting any other remedies available hereunder or at law or in equity for any breach or threatened or attempted breach of this Agreement, including the recovery of damages.

Back to Index

        13.    Entire Agreement. This Agreement constitutes the sole agreement of the parties regarding the benefits in the event of termination or change in control and together with the employee manual governs the terms of Executive's employment. Where there is a conflict between the employee manual and this Agreement, the terms of this Agreement shall govern.

        14.    Modification. This Agreement may not be changed, modified, released, discharged, abandoned, or otherwise amended, in whole or in part, except by an instrument in writing, signed by Executive and the chairman of the Board acting at the direction of the Board. Executive agrees that any subsequent change or changes in his duties, salary, or compensation will not affect the validity or scope of this Agreement.

        15.    Savings Provision. If any part of this Agreement is rejected by a regulatory agency or is held by a court to be unenforceable, it shall not affect any other part. If any part of this Agreement is held to be unenforceable as written, it shall be enforced to the maximum extent allowed by applicable law. The noncompetition, non-solicitation, confidential information, and dispute resolution provisions of this Agreement shall survive after termination of this Agreement, and shall be enforceable regardless of any claim Executive may have against Cowlitz.

        16.    Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of Washington.

        17.    Attorneys' Fees. If either party institutes a proceeding to enforce its rights under, or to recover damages for breach of, this Agreement, the prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrator's fees. Nothing in the preceding sentence shall be construed to limit or modify the parties' agreement to resolve all disputes by arbitration as provided in Section 18 below. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded under this paragraph.

        18.    Final and Binding Arbitration. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Seattle, Washington. This includes not only disputes about the meaning or performance of the Agreement, but disputes about negotiation, drafting, or execution. The arbitration will be conduced by Judicial Dispute Resolution LLC with the arbitrator appointed and the arbitration conducted in accordance with Judicial Dispute Resolution rules and procedures. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for costs and expenses, and attorney fees in accordance with Section 17 of the Agreement. The arbitrator's award may be reduced to final judgment in Cowlitz County Superior Court. The complaining party shall bear the arbitration expenses and may seek their recovery if it prevails. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Cowlitz County Superior Court to preserve the status quo during the arbitration proceeding.

Back to Index

        19.    Assignment. Executive shall not assign or transfer any of Executive's rights pursuant to this Agreement, wholly or partially, to any other person or to delegate the performance of its duties under the terms of this Agreement. The rights and obligations of Cowlitz under this Agreement shall inure to the benefit of and be binding in each and every respect upon the direct and indirect successors and assigns of Cowlitz, regardless of the manner in which the successors or assigns succeed to the interests or assets of Cowlitz, provided, however, that as a condition of any such assignment Cowlitz shall require the successor or assignee to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Cowlitz would be required to perform it if such succession or assignment had not taken place, and such assumption and agreement shall expressly provide that Executive is a third party beneficiary of such undertaking, with full right to enforce the same. Failure of Cowlitz to obtain such assumption and agreement shall be deemed Good Reason under Section 5(b). This Agreement shall not be terminated by the voluntary or involuntary dissolution of Cowlitz, by any merger, consolidation or acquisition where Cowlitz is not the surviving corporation, by any transfer of all or substantially all of Cowlitz's assets, or by any other change in Cowlitz's structure or the manner in which Cowlitz's business or assets are held. In the event of any merger, consolidation or transfer of assets, this Agreement shall be binding upon and shall inure to the benefit of the surviving corporation or the corporation to which the assets are transferred.

        20.    Non-disapproval by Regulators. This Agreement is subject to the non-disapproval of the FDIC, the Federal Reserve and the State of Washington of Executive as President and Chief Executive Officer of Cowlitz and Cowlitz Bank. If any of these regulatory authorities disapproves Executive for the position of President and Chief Executive Officer, Executive's employment and this Agreement shall be terminated and Executive shall be entitled to only the compensation and benefits specifically provided for herein to the date of termination and on account of the disapproval or lack of non-disapproval.

        21.    Advice of Counsel. Executive acknowledges that, in executing this Agreement, he has had the opportunity to seek the advice of independent legal counsel, and has read and understood all of the terms and provisions of this Agreement. This Agreement shall not be construed against any party by reason of the drafting or preparation hereof.
EXECUTIVE: ____________________________________ Richard Fitzpatrick	COWLITZ BANCORP: By:__________________________________ Benjamin Namatinia, Chairman of the Board

Back to Index

EXHIBIT 10.13

EMPLOYMENT AGREEMENT

    THIS AGREEMENT is made effective January 13, 2003, by and between COWLITZ BANCORPORATION, COWLITZ BANK (the "Bank") and ERNIE BALLOU ("Employee").

    In consideration of the mutual covenants and conditions set forth below, the parties hereby agree as follows:

    1. Employment and Duties. Beginning on or before January 13, 2003, and until Employee receives the necessary regulatory approvals to take the position Chief Credit Administrator, the Bank will employ Employee as a consultant without any policy-making authority. Upon receipt of all necessary regulatory approvals or nondisapprovals, Employee shall take the position of Chief Credit Administrator of the Bank, and the Bay Bank, Northern Bank of Commerce, and Bay Mortgage Divisions and will have all of the authority and responsibilities of that position and shall perform such duties as relate to such position or as the Board in its discretion may from time to time determine and assign to him, so long as any such additional or different duties assigned by the Board shall be consistent with, and involve responsibility and authority similar to, the duties of Employee's position as Chief Credit Administrator. Employee agrees to diligently perform all such duties in accordance with lawful policy directives of the Bank's President and Board of Directors. If Employee is appointed to serve as an officer of the Bank's holding company, or as an officer or director of any subsidiary of the Bank during the Term of this Agreement, Employee will serve in such capacity without further compensation.

    Employee shall devote sufficient working time, attention and efforts to the Bank's business and affairs, such that he shall faithfully and diligently serve the Bank's interests and shall not engage in any business or employment activity that is not on the Bank's behalf (whether or not pursued for gain or profit) except for (a) activities approved in writing in advance by the Board, (b) passive investments that do not involve Employee providing any advice or services to the businesses in which the investments are made, (c) charitable and public interest or trade association activities, and (d) activities in connection with Employee's existing and ongoing teaching, as well as completion of Employee's last independent loan review engagement.

    2. Compensation. Employee shall be entitled to the following compensation:

(a)    Salary. For all services to be rendered by Employee, including any duties assigned to him by the President or the Board of Directors, the Bank agrees to pay Employee an initial base salary of $160,000 per year (the "Base Salary"). The Base Salary is subject to annual review and appropriate upward adjustments. The Base Salary shall not be reduced (i) except to the extent the regulators require a reduction for the Cowlitz senior management group (Senior Vice Presidents and above) or (ii) the Board of Directors, in response to a material adverse financial condition, concludes that the salaries of the senior management group should be reduced and elects to proportionately reduce the salaries of all such executives, but in any event such reduction will not exceed 15% of the Base Salary. If there is any such reduction, Cowlitz and the Employee, when and if circumstances thereafter permit, shall negotiate for an appropriate adjustment in the compensation and benefits subsequently provided to Employee, to compensate him fairly for any such reduction.

Back to Index

(b)    Stock Options. The Bank hereby agrees to cause Cowlitz Bancorporation to grant to Employee the option to purchase up to 30,000 shares of the Cowlitz Bancorporation's common stock at a cash price equal to the market price at the close of business on the effective date of this Agreement. Twenty percent (20%) of the options will vest upon Employee's receipt of regulatory approval or nondisapproval to take the position of Chief Credit Administrator and an additional 20% will vest each anniversary of the effective date until fully vested. The options will be nonqualified options. The Bank agrees to cause Cowlitz Bancorporation, at Cowlitz Bancorporation's expense, to register these options and the shares to be issued upon exercise of the stock options, on a Form S-8 registration prior to issuance of the shares.

(c)    Bonus. Employee shall be entitled to receive up to 25% of Employee's Base Salary in the form of a performance bonus if Employee meets certain performance goals set on an annual basis by the Board of Directors. The Board shall work with Employee to set such performance goals and shall communicate such goals for calendar 2003 to Employee no later than June 30, 2003.

(d)    Other Benefits. Employee shall be entitled to the following additional benefits:

(i)    Four (4) weeks of paid vacation each calendar year, to be used in accordance with policies in the employment manual (vacation to accrue at one week per quarter; any use beyond the accrual shall be reimbursed if Employee terminates employment);

(ii)    Participation in the Bank's medical, dental, life and disability insurance made generally available to employees;

(iii)    Participation in the Bank's 401(k) retirement programs as established from time to time by the Board of Directors; and

(iv)    Use of an automobile to be selected by Employee at a reasonable retail value not to exceed $45,000, which shall be replaced by Employer every three (3) years or every 80,000 miles, whichever occurs first, and reimbursement of insurance, maintenance and gasoline expenses;

(v)    Reimbursement of Employee's reasonable attorney fees incurred in negotiation and preparation of this Agreement, not to exceed a maximum of $1,800.

(e)    Relocation Expenses. Employee shall be reimbursed, upon presentation of receipts, for the following relocation expenses:

(i)    Reasonable moving and travel expenses associated with moving Employee and Employee's family and household possessions to the Longview, Washington area, which expenses Employee shall be entitled to recover from Employer regardless of the date on which said expenses are incurred by Employee; and

Back to Index

(ii)    After the effective date and until the earlier of 90 days after this Agreement is actually executed by the parties or the date on which Employee has fully relocated Employee's family to the Longview area, temporary housing costs for Employee and Employee's family.

     3. Termination of Employment. Employee's employment shall terminate for any of the following reasons:

(a)    For Cause. Upon the Bank's termination of Employee for Cause (as defined in Section 4(a) below) ("Termination for Cause").

(b)    Without Cause. Upon the Bank's termination of Employee without Cause, at any time at the Bank's sole discretion, for any reason other than for Cause or for no reason ("Termination Without Cause").

(c)    For Good Reason. Upon Employee's termination of the employment for Good Reason (as defined in Section 4(b) below) ("Termination for Good Reason").

(d)    Death or Disability. Upon Employee's death or Disability (as defined in Section 4(c) below).

(e)    Resignation. Upon Employee's voluntary resignation in writing, which shall be given to the Bank at least 60 days prior to the effective date of such resignation ("Resignation"); provided, resignation shall not be permitted if an event has occurred that would give rise to Termination for Cause.

     4. Definitions.

(a)    Cause. For the purposes of this Agreement, "Cause" for Employee's termination will exist upon the occurrence of one or more of the following events:

(i) Dishonest or fraudulent conduct by Employee with respect to the performance of his duties with the Bank;

(ii) Criminal conduct by Employee that materially discredits the Bank or is materially detrimental to the Bank's reputation;

(iii) Employee's willful misconduct or gross negligence in performance of his duties under this Agreement, including but not limited to Employee's refusal to comply in any material respect with the lawful directives of the Board of Directors or the President of the Bank;

(iv) An order or directive from a state or federal banking regulatory agency requesting or requiring removal of Employee or a finding by any such agency that Employee's performance threatens the safety or soundness of the Bank or any of its subsidiaries;

Back to Index

(v) Employee's failure to materially perform the duties set forth in Section 1 of this Agreement if such failure has not been remedied or is not being remedied to the Board's reasonable satisfaction within thirty (30) days after written notice, including a detailed description of the failure, has been delivered by the Board to Employee, provided, however that a good faith mistake in the normal course of business shall not be deemed Cause under this Agreement; or

(vi) Material breach of Employee's fiduciary duties to the Bank, provided, however, that a breach of the duty of care resulting from a good faith mistake in the normal course of business shall not be deemed Cause under this Agreement.

(b)    Good Reason. For the purposes of this Agreement, "Good Reason" will exist if Employee has given written notice of his intention to resign for one of the below listed reasons, which he describes in reasonable detail, and the Bank fails to remedy the circumstances within (30) days after receipt of the written notice. The reasons include: (i) without the written consent of Employee, Employee is required to move his principle place of employment more than 20 miles from the Cowlitz Financial Center in Longview, Washington or from the city limits of Vancouver, Washington or Portland, Oregon, (ii) there is a material diminution in Employee's authority or responsibility including a material adverse change in Employee's compensation (except as provided by Section 2 (a)), level of support services or direct report to the Bank's Chief Executive Officer, or (iii) the Bank breaches any of its obligations under this Agreement including a reduction in his lending authority. Good Reason for termination after the announcement of a proposed Change in Control or within the first six (6) months following the effective date of a Change in Control is specifically and separately provided for in Section 7 below.

(c)    Disability. For purposes of this Agreement, "Disability" shall mean that (i) Employee has been unable to perform Employee's duties under this Agreement as a result of Employee's incapacity due to physical or mental illness for at least 90 consecutive calendar days or 150 calendar days during any consecutive 12 month period and (ii) a physician selected by the Bank and its insurers and acceptable to Employee or Employee's legal representative (with such agreement on acceptability of the physician not to be unreasonably withheld), determines the incapacity to be (a) total and permanent and (b) prohibiting of Employee's ability to perform the essential functions of Employee's position with or without reasonable accommodation. During any period when Employee may be unable to perform the essential functions of Employee's position with or without reasonable accommodation, the Bank shall continue to pay Employee's Base Salary and provide the other benefits set forth in Section 2 (d) until such time as he is receiving appropriate benefits under the disability insurance policy provided to Employee by the Bank.

(d)    Change in Control. For the purposes of this Agreement, a Change in Control shall be deemed to have occurred when any of the following events takes place:

(i) Any person (including any individual or entity not controlled by Cowlitz Bancorp) or persons acting in concert becomes the beneficial owner of voting shares representing fifty percent (50%) or more of the voting shares of the Bank or its parent company.

Back to Index

(ii) A majority of the Board of Directors of the Bank or its parent company is removed from office by a vote of the shareholders over the recommendation of the Board of Directors then serving.

(iii) The Bank or its parent company is a party to a plan of merger or plan of exchange and upon consummation of such plan, the shareholders of the Bank or its parent company immediately prior to the transaction do not own or continue to own, directly or indirectly, at least a majority of the shares of the surviving company.

     5.    Payment Upon Termination. Upon termination of Employee's employment for any of the reasons set forth in Section 3 above, Employee will receive payment for all Base Salary and benefits accrued as of the date of Employee's termination. In the event of termination due to death or disability, Employee or his estate shall also be entitled to a bonus based upon Employee's prior year bonus, pro rated for the number of months elapsed in the current year prior to the effective date of termination. In the event of Termination for Cause or voluntary termination, the Bank shall have no other obligation upon termination. In the event of Termination without Cause or for Good Reason, Employee shall be entitled to the benefits set forth in Section 6 or Section 7 below, as applicable.

     6.    Severance Benefit. In the event of Termination without Cause or Termination for Good Reason, other than for a period following the announcement of a proposed Change in Control until one year after the Effective Date of any Change in Control, the following benefits shall be paid to Employee ("Severance Benefit"):

(a)    If termination is within the first year of employment, Employee shall receive nine (9) months Base Salary based on Employee's Base Salary just prior to termination;

(b)    If termination is after the first anniversary of the effective date, Employee shall receive six (6) months Base Salary based upon Employee's Base Salary just prior to termination;

(c)    For the shorter of (i) the period of time in which Employee continues to receive his Base Salary, as set forth in this Section 6, or (ii) the full COBRA period, the Bank will continue to provide insurance benefits as set forth in Section 2(d)(ii); and

(d)    Continued use of the Bank's automobile and reimbursement of insurance for the period of time he receives his salary continuation.

The Severance Benefit shall be paid in equal installments over the number of months of Base Salary to which Employee is entitled, starting on the next regular pay day following termination. Receipt of the Severance Benefit is conditioned on Employee not being in violation of any material term of this Agreement.

Back to Index

     7.    Change in Control Benefit.

(a)    After announcement of a proposed Change in Control and for a period continuing for two years following a Change in Control, in the event of Termination Without Cause or Termination for Good Reason, instead of receiving the Severance Benefit set forth in Section 6 above, Employee shall receive (i) 24 months of Base Salary, based on Employee's highest Base Salary in the two years preceding termination, (ii) two times the amount of Employee's highest bonus paid in the two years preceding termination, and (iii) continuing insurance benefits as set forth in Section 2(d)(ii) above for the shorter of 24 months or the full COBRA period, (collectively the "Change in Control Benefit"). Further, all outstanding unvested stock options held by Employee will fully vest. The cash Change in Control Benefit shall be paid in a lump sum within 60 days of the termination.. Receipt of the Change in Control Benefit is conditioned on Employee not being in violation of any material term of this Agreement.

(b)    In the event Employee becomes entitled to a payment or benefit pursuant to the terms of this Agreement or of any other plan, arrangement or agreement (collectively, the "Payments") of Cowlitz or its successor (or any affiliate) (collectively, the "Employer"), and the Employer's Auditor determines that the Payments result in "excess parachute payments" under section 280G of the Code, then Employee shall receive, instead of the Payments, aggregate payments equal to the Reduced Amount, if such Reduced Amount would result in net after-tax payments to Employee that are greater than the net after-tax payments he would have received without regard to this section. For purposes of this subsection 7(b), the "Reduced Amount" shall be the amount, expressed as a present value, that maximizes the aggregate present value of the payments without causing any payment to be nondeductible by the Employer under section 280G of the Code and "Employer's Auditor" shall mean the independent auditors retained most recently prior to the transaction implicating section 280G of the Code by the Employer, or, if the Employer is not the surviving entity following the Change in Control, by the Employer's successor (or any affiliate). In computing the maximum amount payable, the Employer's auditor shall take into account the independent value to the Employer of Employee's restrictive covenants following a Change of Control as set forth in Sections 9, 10 and 11 of this Agreement, which value should constitute separate consideration outside of sections 280G and 4999 of the Code.

(c)    If the amount of the aggregate payments to Employee must be reduced under Section 7(b), then Employee shall direct in which order the payments are to be reduced, but no change in the timing of any payment shall be made without the consent of the Employer. As a result of uncertainty in the application of sections 280G and 4999 of the Code at the time of an initial determination by the Employer's Auditor, it is possible that a payment will have been made by the Employer that should not have been made (an "Overpayment") or that an additional payment that will not have been made by the Employer could have been made (an "Underpayment"). In the event that the Employer's Auditor, based upon the assertion of a deficiency by the Internal Revenue Service against the Employer or Employee that the Employer's Auditor believes has a high probability of success, determines that an Overpayment has been made, such Overpayment shall be treated for all purposes as a bilateral error subject to adjustment which Employee shall repay to the Employer, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code. In the event that the Employer's Auditor determines that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Employer to, or for the benefit of, Employee, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code.

Back to Index

     8.    Walk-Away Right. Following a Change in Control, if Employee remains employed with the Bank for six months, Employee may resign for any reason or no reason and will be entitled to (i) 18 months of Base Salary based upon the highest Base Salary in the two years preceding termination, (ii) 1.5 times the amount of Employee's highest bonus paid in the two years preceding termination and (iii) continuing insurance benefits as set forth in Section 2(d)(ii) above for the shorter of 18 months or the full COBRA period, (collectively the "Walk-Away Right Benefit"). Further, all unvested stock options held by Employee will fully vest. The cash Walk-Away Right Benefit shall be paid in a lump sum within 60 days of Employee's termination. Receipt of the cash Walk-Away Right Benefit is conditioned on Employee not being in violation of any material term of this Agreement.

     9.    Noncompetition. Except for those permitted activities set forth in Section 1 above, and except for Employee's right to engage in an independent business involving teaching and credit training, Employee's right to accept independent loan review engagements and to consult in the areas of credit policy and procedure, including for clients that may be competitors of Employer, Employee agrees that during his employment and for a period of nine (9) months (if termination is within the first year of employment) or six (6) months (if termination is after the first anniversary of the effective date of this Agreement) following termination of employment (the "Noncompete Period"), he will not, without the prior written consent of the Bank, be associated with any other financial institution (as such term is defined in the Gramm-Leach-Bliley Act of 1999) or mortgage company or their affiliates, having branches or offices within 30 miles of any branch or office of the Bank, whether directly or indirectly, alone or as a member of a partnership, or as an officer, director, employee, shareholder (except as a holder of less than 1% of any company with securities registered under Section 12 of the Securities Exchange Act of 1934). If Employee is entitled to a Change in Control Benefit under Section 7 or a Walk-Away Right Benefit under Section 8 above, the Noncompete Period shall be extended to 24 months after termination with respect to a Change in Control or 18 months following commencement of the Walk-Away Benefit, respectively. Should Employee fail to honor the noncompetition covenant set forth in this section, the Bank will be relieved from its obligation to make any further payments under this Agreement but such relief of the Bank's obligation shall not discharge Employee of his commitment under this section. In the event that the Bank fails to honor its obligations with regard to Severance Benefits, Employee is relieved from his obligations under this Section.

     10.    Nonsolicitation. Following termination of employment, Employee shall not solicit any customer of the Bank or of any of its subsidiaries for the same time periods set forth in Section 9 with respect to the Noncompete Period. For purposes of this Section, "customers" are defined as all customers serviced by the Bank or any of the Bank's subsidiaries at the time of Termination.

     11.    Nonraiding of Employees. Employee recognizes that the Bank's workforce is a vital part of its business; therefore, Employee agrees that during employment and for one (1) year following termination, Employee shall not solicit any employee, directly or indirectly, to leave his or her employment with the Bank or any of the Bank's subsidiaries. This includes a commitment that Employee will not (a) disclose to any third party the names, backgrounds or qualifications of any the Bank or any of the Bank subsidiary's employees or otherwise identify them as potential candidates for employment, or (b) personally or through any other person approach, recruit, interview for employment or otherwise solicit employees of the Bank or any of the Bank's subsidiaries to work for any other employer. For purposes of this Section, employees include all employees working for the Bank or any of the Bank's subsidiaries or affiliates at the time of termination of Employee's employment.

Back to Index

     12.    Nondisclosure. Employee acknowledges that certain proprietary information, whether of a technical or nontechnical nature and whether of a tangible or intangible form, including but not limited to business plans, marketing plans, customer lists, customer account information, techniques, methods, data, tables, calculations, letters or other paperwork, documents, technology and processes of the Bank and its affiliates, collectively referred to as "Confidential Information," were and will be prepared and developed by the Bank at significant expense and over extended periods of time, are secret and confidential, are unique and constitute the exclusive property and secrets of the Bank, and that any use or disclosure of such Confidential Information, except in accordance with and under the provisions of this or any other written agreement between the parties, would be wrongful and would cause irreparable injury to the Bank. Additionally, it is understood that by virtue of the employment contemplated by this Agreement, Employee may have access to information that is confidential and proprietary to the Bank's customers, suppliers, and other third persons, and that such information should be subject to the same restrictions against disclosure by Employee as the Bank's Confidential Information. Notwithstanding the foregoing, Employee and the Bank acknowledge and agree that Employee's personal experience, expertise, "know how" and abilities in the field of banking in general, and credit and loan review and credit policy and procedure, in particular, shall not be deemed Confidential Information subject to the restrictions in this Agreement. Employee therefore agrees that he:

(a)    will not, at any time, without the express written consent of the Bank, publish, disclose, or divulge to any person (except other Bank employees or agents who have a need to know for purposes of performing their duties), firm, or corporation any Confidential Information except in accordance with, and under the provisions of this Agreement or other written agreements between the parties;

(b)    will not use, directly or indirectly, for Employee's own benefit or the benefit of any other person, firm, or corporation any Confidential Information except in accordance with and under the provisions of this Agreement or other written agreements between the parties;

(c)    will treat confidentially all documents involving Confidential Information that are delivered or made available to Employee as a necessary part of Employee's responsibilities as an employee of the Bank, whether or not they are identified or marked by the Bank as proprietary or confidential documents, and will not reproduce or use such documents without appropriate authority;

(d)    will not advise others (except other Bank employees or agents who have a need to know for purposes of performing their duties) of Confidential Information known or used by the Bank or others associated with the Bank; and

(e)    will abide by the same restrictions set forth above in subsections (a) through (d), inclusive, as to any information that is proprietary and confidential to third persons and that was divulged to Employee by virtue of his employment with the Bank.

Back to Index

     13.    Enforcement. In the event of any breach of this Agreement by Employee or any threatened or attempted breach by Employee of the noncompetition, nonsolicitation, nonraiding, and nondisclosure, obligations set forth above in Sections 9, 10, 11 and 12 of this Agreement, the Bank will be entitled to injunctive relief against Employee, and the parties hereby agree that the amount of any bond for damages to be posted by the Bank in seeking such injunction will be Five Hundred Dollars ($500) provided, however, that this provision will in no way limit or be evidence of the amount of damages to the enjoined party. Nothing herein will be construed as precluding or limiting any other remedies available hereunder or at law or in equity for any breach or threatened or attempted breach of this Agreement, including the recovery of damages.

     14.    Entire Agreement. This Agreement constitutes the sole agreement of the parties regarding the benefits in the event of termination or change in control and together with the employee manual governs the terms of Employee's employment. Where there is a conflict between the employee manual and this Agreement, the terms of this Agreement shall govern.

      15.    Modification. This Agreement may not be changed, modified, released, discharged, abandoned, or otherwise amended, in whole or in part, except by an instrument in writing, signed by Employee and an authorized officer of the Bank. Employee agrees that any subsequent change or changes in his duties, salary, or compensation will not affect the validity or scope of this Agreement.

     16.    Savings Provision. If any part of this Agreement is rejected by a regulatory agency or is held by a court to be unenforceable, it shall not affect any other part. If any part of this Agreement is held to be unenforceable as written, it shall be enforced to the maximum extent allowed by applicable law. The noncompetition, nonsolicitation, nonraiding, nondisclosure, and dispute resolution provisions of this Agreement shall survive after termination of this Agreement in accordance with their specific terms, and shall be enforceable regardless of any claim Employee may have against the Bank.

     17.    Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of Washington.

     18.    Attorneys' Fees. If either party institutes a proceeding to enforce its rights under, or to recover damages for breach of, this Agreement, the prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrator's fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the prevailing party and the amount of costs and expenses to be awarded under this paragraph.

     19.    Final and Binding Arbitration. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Seattle, Washington. This includes not only disputes about the meaning or performance of the Agreement, but disputes about negotiation, drafting, or execution. The arbitration will be conduced by Judicial Dispute Resolution LLC with the arbitrator appointed and the arbitration conducted in accordance with Judicial Dispute Resolution rules and procedures. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for costs and expenses, and attorney fees in accordance with Section 18 of the Agreement. The arbitrator's award may be reduced to final judgment in Cowlitz County Superior Court. The complaining party shall bear the arbitration expenses and may seek their recovery if it prevails. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Cowlitz County Superior Court to preserve the status quo during the arbitration proceeding.

Back to Index

     20.    Assignment. Employee shall not assign or transfer any of Employee's rights pursuant to this Agreement, wholly or partially, to any other person or to delegate the performance of his duties under the terms of this Agreement. The rights and obligations of the Bank under this Agreement shall inure to the benefit of and be binding in each and every respect upon the direct and indirect successors and assigns of the Bank, regardless of the manner in which the successors or assigns succeed to the interests or assets of the Bank, provided that any such successor or assignee expressly assumes in writing the Bank's obligations to Employee. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Bank, by any merger, consolidation or acquisition where the Bank is not the surviving corporation, by any transfer of all or substantially all of the Bank's assets, or by any other change in the Bank's structure or the manner in which the Bank's business or assets are held. In the event of any merger, consolidation or transfer of assets, this Agreement shall be binding upon and shall inure to the benefit of the surviving corporation or the corporation to which the assets are transferred, provided that the surviving corporation or the corporation to which the assets are transferred expressly assumes in writing the Bank's obligations to Employee.

     21.    Nondisapproval by Regulators. This Agreement is subject to the nondisapproval of the FDIC, the Federal Reserve and the State of Washington of Employee as Chief Credit Administrator of Cowlitz Bank. If any of these regulatory authorities disapproves Employee for the position of Chief Credit Administrator, Employee's employment and this Agreement shall terminate and Employee shall be entitled to only his Base Salary on a prorated basis for the period of time in which Employee served as a consultant and any relocation expenses incurred by Employee prior to the date of the disapproval. Should such regulatory authorities withdraw any approvals subsequent to giving such approvals, Employee's entitlement to a Severance Benefit under Section 6 above.

     22.    Advice of Counsel. Employee acknowledges that, in executing this Agreement, he has had the opportunity to seek the advice of independent legal counsel, and has read and understood all of the terms and provisions of this Agreement. This Agreement shall not be construed against any party by reason of the drafting or preparation hereof.
EMPLOYEE: Ernie Ballou	COWLITZ BANCORPORATION: By: Benjamin Namatinia, Chairman of the Board
COWLITZ BANK: By: Its:

Back to Index

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

May 14, 2003