Form 10-Q
period 2003-06-30
COWLITZ BANCORPORATION
filed 2003-08-14
CIK 894267

Go to Table of Contents

        U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q
[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the quarter ended June 30, 2003
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from ________ to ________

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)
Washington Sate or other jurisdiction of incorporation or organization	91-1529841 (IRS Employer Identification No.)

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

Common Stock, no par value on July 31, 2003:   3,868,432 shares

COWLITZ BANCORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

Forward-Looking Statements

Management's discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: changes in general economic conditions, competition for financial services in the market area of the Company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)
	(unaudited)	(audited)
	June 30,	December 31,
ASSETS	2003	2002
Cash and cash equivalents	$ 62,403	$ 43,691
Investment securities:
Investments available-for-sale (at fair value, cost of $28,451 and
$32,759 at June 30, 2003 and December 31, 2002, respectively)	28,845	33,276
Investments held-to-maturity (at amortized cost, fair value of $1,042 and
$362 at June 30, 2003 and December 31, 2002, respectively)	1,026	357
Total investment securities	29,871	33,633

Federal Home Loan Bank stock, at cost	2,314	2,346

Loans held-for-sale	27,017	63,645

Loans, net of deferred loan fees	168,948	194,506
Allowance for loan losses	(5,867)	(6,150)
Total loans, net	163,081	188,356
Premises and equipment, net of accumulated depreciation of $4,850 and
$4,586 at June 30, 2003 and December 31, 2002, respectively	4,289	4,377
Goodwill	2,352	2,352
Intangible assets, net of accumulated amortization of $1,601 and
$1,468 at June 30, 2003 and December 31, 2002, respectively	369	502
Accrued interest receivable and other assets	6,588	6,262
TOTAL ASSETS	$ 298,284	$ 345,164

LIABILITIES
Deposits:
Non-interest-bearing demand	$ 44,584	$ 46,539
Savings and interest-bearing demand	109,421	108,961
Certificates of deposit	99,343	134,620
Total deposits	253,348	290,120

Short-term borrowings	1,975	2,525
Long-term borrowings	8,549	18,706
Accrued interest payable and other liabilities	2,048	2,550
TOTAL LIABILITIES	265,920	313,901

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, no shares
issued and outstanding at June 30, 2003 and December 31, 2002	-	-
Common stock, no par value; 25,000,000 shares authorized with
3,861,432 and 3,818,272 shares issued and outstanding at
June 30, 2003 and December 31, 2002, respectively	17,746	17,491
Additional paid-in capital	1,538	1,538
Retained earnings	12,822	11,894
Accumulated other comprehensive income, net of taxes	258	340
TOTAL SHAREHOLDERS' EQUITY	32,364	31,263

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 298,284	$ 345,164

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
					Year Ended
	Three Months Ended		Six Months Ended		December 31
	June 30,		June 30,		2002
(unaudited)	2003	2002	2003	2002	(audited)
INTEREST INCOME
Interest and fees on loans	$ 3,779	$ 4,891	$ 8,012	$ 9,821	$ 19,725
Interest on taxable investment securities	204	516	454	883	1,604
Interest on non-taxable investment securities	6	5	9	7	15
Other interest and dividend income	162	148	335	408	695
Total interest income	4,151	5,560	8,810	11,119	22,039

INTEREST EXPENSE
Savings and interest-bearing demand	315	441	639	837	1,714
Certificates of deposit	861	1,543	1,864	3,435	5,920
Short-term borrowings	5	14	12	24	44
Long-term borrowings	172	234	369	471	933
Total interest expense	1,353	2,232	2,884	4,767	8,611

Net interest income before provision for loan losses	2,798	3,328	5,926	6,352	13,428

PROVISION FOR LOAN LOSSES	43	355	566	655	2,783
Net interest income after provision for loan losses	2,755	2,973	5,360	5,697	10,645

NON-INTEREST INCOME
Gains on loans sold	1,247	998	2,996	2,172	5,655
Mortgage brokerage fees	651	706	1,494	1,311	3,221
Escrow fees	324	193	661	415	1,140
Service charges on deposit accounts	238	171	484	349	752
Credit card income	143	132	296	257	547
Fiduciary income	80	71	170	142	275
Net gains on sales of investment securities available-for-sale	-	39	-	39	183
Gain on sale of repossessed assets	4	19	37	21	(113)
Other income	23	45	66	106	233
Total non-interest income	2,710	2,374	6,204	4,812	11,893

NON-INTEREST EXPENSE
Salaries and employee benefits	2,465	2,604	5,089	5,018	10,722
Net occupancy and equipment expense	565	588	1,212	1,168	2,260
Professional fees	479	261	946	536	1,491
Business taxes	98	137	231	299	606
FDIC assessment	133	143	271	290	557
Credit card expense	151	131	306	247	527
Data processing and communications	108	152	237	253	512
Loan expense	240	130	353	208	503
Postage and freight	128	116	231	240	484
Travel and education	66	36	137	86	401
Stationery and supplies	54	92	115	163	337
Amortization of intangible assets	67	67	133	133	265
Cost relating to other real estate owned	74	47	101	131	260
Other expenses	391	311	762	584	1,272
Total non-interest expense	5,019	4,815	10,124	9,356	20,197
Income from continuing operations before provision for income taxes	446	532	1,440	1,153	2,341
PROVISION FOR INCOME TAXES	161	(184)	512	59	339
Income from continuing operations	285	716	928	1,094	2,002
DISCONTINUED OPERATIONS:
INCOME FROM OPERATIONS, NET OF TAX	-	-	-	6	6
GAIN ON DISPOSAL, NET OF TAX	-	-	-	279	279
Income from discontinued operations	-	-	-	285	285
Income before cumulative effect of a change in accounting principle	285	716	928	1,379	2,287
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX	-	-	-	(791)	(791)
Net income	$ 285	$ 716	$ 928	$ 588	$ 1,496

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$ 0.07	$ 0.19	$ 0.24	$ 0.29	$ 0.53
Discontinued operations	-	-	-	0.08	0.08
Cumulative effect of a change in accounting principle	-	-	-	(0.21)	(0.21)
Net income per basic share of common stock	$ 0.07	$ 0.19	$ 0.24	$ 0.16	$ 0.40

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$ 0.07	$ 0.19	$ 0.24	$ 0.28	$ 0.53
Discontinued operations	-	-	-	0.08	0.07
Cumulative effect of a change in accounting principle	-	-	-	(0.21)	(0.21)
Net income per diluted share of common stock	$ 0.07	$ 0.19	$ 0.24	$ 0.15	$ 0.39

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC	3,835,261	3,738,245	3,827,386	3,718,989	3,757,608
WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED	3,959,677	3,855,688	3,936,297	3,794,697	3,851,196

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

BALANCE, December 31, 2001	3,692,560	$ 16,802	$ 1,538	$ 10,398	$ 10	$ 28,748
Comprehensive income:
Net income	-	-	-	1,496	-	1,496	$ 1,496
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $176	-	-	-	-	330	330	330
Comprehensive income							$ 1,826
Proceeds from the exercise of
stock options	87,600	479	-	-	-	479
Issuance of common stock in
connection with acquisition	38,112	210	-	-	-	210

BALANCE, December 31, 2002	3,818,272	17,491	1,538	11,894	340	31,263
Comprehensive income:
Net income	-	-	-	928	-	928	$ 928
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(82)	(82)	(82)
Comprehensive income							$ 846
Proceeds from the exercise of
stock options	43,160	255	-	-	-	255

BALANCE, June 30, 2003	3,861,432	$ 17,746	$ 1,538	$ 12,822	$ 258	$ 32,364
(unaudited)
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended
	June 30,
	2003	2002
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations, net of a change in accounting principle in 2001	$ 928	$ 303
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred tax provision (benefit)	52	(348)
Depreciation and amortization	416	475
Impairment of goodwill	-	1,208
Provision for loan losses	566	655
Net amortization of investment security premiums and accretion of discounts	116	146
Federal Home Loan Bank stock dividends	(68)	(119)
Net gain on sales of repossessed assets	(37)	(21)
Gain on the sale of investment securities available-for-sale	-	(39)
Loss on the sale of premises and equipment	10	8
Gains on loans sold	(2,996)	(2,172)
Origination of loans held-for-sale	(238,339)	(178,406)
Proceeds from loan sales	277,963	197,341
Decrease (increase) in accrued interest receivable and other assets	376	(67)
Decrease in accrued interest payable and other liabilities	(502)	(2,361)
Net cash from continuing operations	38,485	16,603

Net income from discontinued operations	-	285
Adjustments to reconcile net income from discontinued operations to net cash from operating activities:
Gain on sale of discontinued operations	-	(423)
Increase in accrued interest receivable and other assets	-	(16)
Increase in accrued interest payable and other liabilities	-	120
Net cash from discontinued operations	-	(34)
Net cash from operating activities	38,485	16,569

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of foreclosed assets	872	320
Proceeds from maturities of investment securities held-to-maturity	-	2,599
Proceeds from maturities and sales of investment securities available-for-sale	12,309	14,678
Purchases of investment securities:
Held-to-maturity	(671)	(559)
Available-for-sale	(8,117)	(34,893)
Proceeds from redemption of Federal Home Loan Bank stock	100	-
Net decrease in loans - continuing operations	23,164	4,269
Purchases of premises and equipment	(210)	(24)
Proceeds from the sale of premise and equipment	4	13
Net proceeds from the sale of discontinued operations	-	3,345
Net cash from investment activities	27,451	(10,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand, savings, and interest-bearing demand deposits	(1,495)	8,484
Net decrease in certificates of deposit	(35,277)	(43,852)
Net (decrease) increase in short-term borrowings	(550)	1,350
Repayment of long-term borrowings	(10,157)	(150)
Proceeds from the exercise of stock options	255	320
Net cash from financing activities	(47,224)	(33,848)

Net increase (decrease) in cash and cash equivalents	18,712	(27,531)
CASH AND CASH EQUIVALENTS, beginning of period	43,691	50,177
CASH AND CASH EQUIVALENTS, end of period	$ 62,403	$ 22,646
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Nature of Operations

  Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Company operates as a community bank under the names Cowlitz Bank with four branches in Cowlitz County and southwest Washington; Northern Bank of Commerce ("NBOC") in Portland, Oregon with one full service and one limited service branch; and Bay Bank operating one branch in Bellevue, Washington and a loan production office in Vancouver, Washington, which opened in May of 2003. Cowlitz Bank also provides mortgage banking services through its Bay Mortgage and Bay Escrow divisions with offices in Seattle, Bellevue, Longview, and Vancouver, Washington.

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

  The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003.

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

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Earnings Per Share

  The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended
	June 30,
	2003	2002
Weighted-average shares - basic	3,835,261	3,738,245
Effect of assumed conversion of stock options	124,416	117,443

Weighted-average shares - diluted	3,959,677	3,855,688

	Six Months Ended
	June 30,
	2003	2002
Weighted-average shares - basic	3,827,386	3,718,989
Effect of assumed conversion of stock options	108,911	75,708

Weighted-average shares - diluted	3,936,297	3,794,697

  Options to purchase 276,066 shares of common stock with exercise prices ranging from $7.50 to $12.00, with an average price of $11.07, were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2008-2012.

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

  In June 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

  Stock-Based Compensation

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of income if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
	As	Pro	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma

Net income	$ 285	$ 225	$ 716	$ 647	$ 928	$ 718	$ 588	$ 462

Basic earnings (loss) per share:
Continuing operations	$ 0.07	$ 0.06	$ 0.19	$ 0.17	$ 0.24	$ 0.19	$ 0.29	$ 0.25
Discontinued operations	-	-	-	-	-	-	0.08	0.08
Cumulative effect of a change
in accounting principle	-	-	-	-	-	-	(0.21)	(0.21)

	$ 0.07	$ 0.06	$ 0.19	$ 0.17	$ 0.24	$ 0.19	$ 0.16	$ 0.12

Diluted earnings (loss) per share:
Continuing operations	$ 0.07	$ 0.06	$ 0.19	$ 0.17	$ 0.24	$ 0.18	$ 0.28	$ 0.25
Discontinued operations	-	-	-	-	-	-	0.08	0.08
Cumulative effect of a change
in accounting principle	-	-	-	-	-	-	(0.21)	(0.21)

	$ 0.07	$ 0.06	$ 0.19	$ 0.17	$ 0.24	$ 0.18	$ 0.15	$ 0.12

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	4.17	4.17	4.17	4.17
Expected volatility	52.11%	52.02%	52.11%	52.02%
Risk-free rate	2.98%	4.25%	2.98%	4.25%

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Comprehensive Income

  For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

  The components of comprehensive income (loss) for the three months and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

(unaudited)
Unrealized gain (loss) arising during the period, net of tax	$ (7)	$ 458	$ (82)	$ 330
Less reclassification adjustment for net realized losses
on securities available-for-sale included in net
income during the period, net of tax	-	26	-	26

Net unrealized gain (loss) included in
other comprehensive income	$ (7)	$ 432	$ (82)	$ 304

  Segments of an Enterprise and Related Information:

  The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. The mortgage banking segment, Bay Mortgage, specializes in all facets of residential lending including FHA and VA loans, construction loans and bridge loans. Prior to the sale of Business Finance Corporation in the first quarter of 2002, the Company provided asset-based financing to companies throughout the western United States.

  The community banking and mortgage banking activities are monitored and reported by Company management as separate operating segments. The asset-based financing activity, conducted through Business Finance Corporation, was previously considered to be an additional segment of business. However, in the following table for the six months ended June 30, 2002, this former segment of business is reported as discontinued operations.

  The accounting policies for the Company's segment information provided in the following tables are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2002 annual report, except that some operating expenses and the results of discontinued operations are not allocated to segments.

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the three months and six months ended June 30, 2003 and 2002, concerning the Company's reportable segments is shown in the following tables:

	Three Months Ended June 30, 2003
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$ 3,796	$ 752	$ 7	$ (404)	$ 4,151
Interest expense	1,334	366	57	(404)	1,353

Net interest income	2,462	386	(50)	-	2,798

Provision for loan losses	100	-	(57)	-	43
Non-interest income	495	2,215	-	-	2,710
Non-interest expense	2,759	2,126	134	-	5,019

Income (loss) before provision
(benefit) for income taxes	98	475	(127)	-	446

Provision (benefit) for income taxes	38	164	(41)	-	161

Net income (loss)	$ 60	$ 311	$ (86)	$ -	$ 285

Depreciation and amortization	$ 173	$ 27	$ -	$ -	$ 200

	Three Months Ended June 30, 2002
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$ 5,176	$ 699	$ 3	$ (318)	$ 5,560
Interest expense	2,204	288	58	(318)	2,232

Net interest income	2,972	411	(55)	-	3,328

Provision for loan losses	400	-	(45)	-	355
Non-interest income	451	1,923	-	-	2,374
Non-interest expense	2,765	1,977	73	-	4,815

Income (loss) before provision
(benefit) for income taxes	258	357	(83)	-	532

Provision (benefit) for income taxes	99	123	(406)	-	(184)

Net income	$ 159	$ 234	$ 323	$ -	$ 716

Depreciation and amortization	$ 197	$ 28	$ -	$ -	$ 225

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2003
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$ 8,078	$ 1,696	$ 15	$ (979)	$ 8,810
Interest expense	2,859	891	113	(979)	2,884

Net interest income	5,219	805	(98)	-	5,926

Provision for loan losses	(651)	-	1,217	-	566
Non-interest income	1,060	5,144	-	-	6,204
Non-interest expense	5,494	4,433	197	-	10,124

Income (loss) before provision
(benefit) for income taxes	1,436	1,516	(1,512)	-	1,440

Provision (benefit) for income taxes	506	523	(517)	-	512

Net income (loss)	$ 930	$ 993	$ (995)	$ -	$ 928

Depreciation and amortization	$ 361	$ 55	$ -	$ -	$ 416

Total assets	$ 293,673	$ 41,864	$ 35,168	$ (72,421)	$ 298,284

The segment information for the six months ended June 30, 2003 includes a reclassification between the Banking and Holding Company segments of $901,000 for the provision for loan losses. This reclassification does not affect the consolidated results of operation or earnings per share, but has resulted in a benefit to the Banking segment presentation for the six months ended June 30, 2003.

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2002
		Mortgage Banking	Holding Company	Intersegment	Consolidated
	Banking
(unaudited)
Interest income	$ 10,476	$ 1,443	$ 6	$ (806)	$ 11,119
Interest expense	4,719	713	117	(782)	4,767

Net interest income	5,757	730	(111)	(24)	6,352

Provision for loan losses	700	-	(45)	-	655
Non-interest income	852	3,960	-	-	4,812
Non-interest expense	5,399	3,699	258	-	9,356

Income (loss) before provision
(benefit) for income taxes	510	991	(324)	(24)	1,153

Provision (benefit) for income taxes	197	342	(480)	-	59

Net income (loss) from continuing operations
before cumulative effect of a change
in accounting principle	313	649	156	(24)	1,094

Cumulative effect of a change in
accounting principle	-	(791)	-	-	(791)

Net income (loss) from continuing
operations	$ 313	$ (142)	$ 156	$ (24)	303

Net income from discontinued
operations					285

Net income					$ 588

Depreciation and amortization	$ 418	$ 57	$ -	$ -	$ 475

Total assets	$ 331,272	$ 40,299	$ 32,901	$ (69,222)	$ 335,250

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Business Acquisitions and Sales:

In February 2002, the Company sold substantially all assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000, or $279,000 after tax. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the six months ended June 30, 2002. The following table summarizes the sale transaction:

Net finance receivables sold	$ 2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$ 2,630

Loan payable to Company	$ 2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities assumed	$ 3,053

Pre-tax gain on sale	$ 423

During December 2002 and January 2003, the Bank closed 11 limited service branches in the greater Portland, Oregon market that were doing business as Northern Bank of Commerce. This decision was partially due to relatively high interest rates paid on low deposit volumes at these branches. At June 30, 2003, the deposit volume associated with these former locations was $12.7 million of which $9.4 million consisted of certificates of deposit. This compares to $15.2 million of total deposits and $11.1 million in certificates at March 31, 2003. At December 31, 2002, these locations had an aggregate deposit balance of $17.3 million of which $11.9 million were certificates of deposit. Although the Bank will attempt to retain the lower cost deposits by moving the deposit relationships to the main NBOC branch in Portland, management expects additional deposit accounts to be withdrawn and closed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2003 and 2002

During the second quarter of 2003 the Company had net income of $285,000, or $0.07 per diluted share, compared to net income of $716,000, or $0.19 per diluted share, in the second quarter of 2002. Income from continuing operations before the provision for income taxes reported for the second quarter 2003 was $86,000 lower than the amount reported for the second quarter 2002. The primary reason for the higher net income during the second quarter 2002 was an income tax benefit of $375,000 recognized during that period. The tax benefit resulted from a reduction in the Company's deferred tax valuation allowance, which was recorded in the first quarter of 2002 in connection with the sale of BFC.

Comparing the quarter ended June 30, 2003 to the quarter ended June 30, 2002, the provision for loan losses was $312,000 lower and non-interest income was $336,000 higher. These bolstered net income, but were offset by a reduction of net interest income of $530,000 and an increase of $204,000 in non-interest expenses.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

During the six months ended June 30, 2003, the Company recorded net income of $928,000, or $0.24 per diluted share, compared to net income of $588,000, or $0.15 per diluted share, for the comparable period of 2002. Net income from continuing operations prior to a change in accounting principle and net income from discontinued operations (both discussed below) for the first two quarters of 2002 was $1.1 million or $0.28 per diluted share. For the first half of 2003, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $12.1 million, an increase of $900,000 from revenues of $11.2 million during the same period in 2002. Non-interest expenses were $10.1 million for the six months ended June 30, 2003 compared to $9.4 million for the six months ended June 30, 2002.

During the first quarter of 2002, the Company recorded an impairment charge to the carrying amount of its goodwill from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge was recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The charge totaled $791,000 or $0.21 per diluted share, net of tax of $417,000. The Company does not currently anticipate additional adjustments or charges related to SFAS No. 142. Net income from continuing and discontinued operations for the first six months of 2002, prior to this charge, was $1.4 million or $0.36 per diluted share.

Net income for the first half of 2002 also included income from the discontinued operations of Business Finance Corporation (BFC) of $285,000, or $0.08 per diluted share, net of tax. Included in discontinued operations is a gain, net of tax, of $279,000 from the sale of BFC during the first quarter of 2002. The Company originally purchased BFC to diversify its business and to offer asset-based lending services to its customers. However, due to a poor return on investment, and the desire to focus resources on the core banking business, the BFC subsidiary was sold in February 2002.

Net income for the six months ended June 30, 2002 also includes an income tax benefit of $375,000 or $0.10 per diluted share. The deferred tax benefit resulted from a reduction in the Company's valuation allowance held against certain deferred tax assets, which were recorded in the first quarter of 2002 in connection with the sale of BFC. Income from continuing operations before provision for income taxes was $1.4 million and $1.2 million for the first six months of 2003 and 2002, respectively. The increase from period to period is primarily due to an increase in mortgage lending activity and the associated non-interest income generated. Non-interest income was $1.4 million higher during the first half of 2003 compared to the first half of 2002. This increase in non-interest income was offset by a decrease of $337,000 in net interest income after the provision for loan losses and an increase of $768,000 in non-interest expenses when comparing the six-month periods of 2003 and 2002.

Financial Condition as of June 30, 2003 and December 31, 2002

At June 30, 2003, total assets were $298.3 million and total liabilities were $265.9 million. Total assets have decreased $46.9 million or 13.6% from $345.2 million at December 31, 2002 and liabilities have decreased $48.0 million or 15.3% from $313.9 million at December 31, 2002.

The decline in total assets is due to a reduction in volume of both loans and loans held-for-sale since December 31, 2002. At June 30, 2003, loans were $168.9 million compared to $194.5 million at December 31, 2002, a decline of $25.6 million or 13.2%. This reduction in loan volume is a combination of charged-off balances of approximately $900,000 and balances transferred to repossessed assets of approximately $1.5 million with loan pay-downs and pay-offs accounting for the remaining decline. Loans held-for-sale have decreased $36.6 million or 57.5% from $63.6 million at December 31, 2002 to $27.0 million at June 30, 2003. During the first half of 2003 loan pay-offs were relatively high because, under the current low rate environment, many borrowers sought to renew their loans at lower rates. While the Bank makes every effort to be competitive for and retain favorable client relationships, management also sees this time as an opportunity to encourage some customers representing weaker credits to seek alternative lending relationships. In other circumstances, the Bank decided not to match rates on loans that management deemed unprofitable.

Reductions in the volumes of brokered and other higher rate certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB) account for the majority of the decline in total liabilities from December 31, 2002 to June 30, 2003. At June 30, 2003, the Company had $19.9 million in brokered deposits or 7.9% of the $253.3 million total deposits compared to $29.7 million or 10.2% of $290.1 million of total deposits at December 31, 2002. Approximately $9.7 million of these brokered deposits are scheduled to mature during the remainder of 2003. Approximately $13.0 million in public fund certificates matured during the first six months of 2003 and were not renewed and an additional $5.8 million is expected to mature during July 2003. A reduction of $10.1 million in FHLB borrowings during the first two quarters of 2003 has reduced the Company's long-term borrowings to $8.5 million at June 30, 2003 compared to $18.7 million at December 31, 2002. Because the reduction in loans and loans held-for-sale has generated some excess cash and liquidity, management's current practice is to not renew brokered and public fund certificates or long-term borrowings as they mature. If future circumstances change to warrant increasing liquidity or cash balances, the Company retains the ability to access these funding sources.

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

Three months ended June 30, 2003 and 2002

The following table presents interest income and expense and the resulting yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
(unaudited)	June 30,		Increase
(dollars in thousands)	2003	2002	(Decrease)	Change
Interest Income (1)	$ 4,153	$ 5,562	$ (1,409)	-25.3%
Interest Expense	1,353	2,232	(879)	-39.4%
Net Interest Income	$ 2,800	$ 3,330	$ (530)	-15.9%

Average Interest-Earning Assets	$ 279,600	$ 318,741	$ (39,141)	-12.3%
Average Interest-Bearing Liabilities	$ 218,511	$ 266,848	$ (48,337)	-18.1%

Average Yields Earned (2)	5.94%	6.98%	-1.04%
Average Rates Paid (2)	2.48%	3.35%	-0.87%
Net Interest Spread (2)	3.46%	3.63%	-0.17%
Net Interest Margin (2)	4.01%	4.18%	-0.17%

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis
(2) Ratios for the three months ended June 30, 2003 and 2002 have been annualized

Comparing the quarter ended June 30, 2003 to the quarter ended June 30, 2002, interest income declined $1.4 million, interest expense declined $879,000, and net interest income decreased $530,000. Because yields earned declined more than rates paid, both the net interest spread and the net interest margin for the quarter ended June 30, 2003 were slightly lower than during the quarter ended June 30, 2002.

The overall tax-equivalent average earning asset yield was 5.94% for the quarter ended June 30, 2003 compared to 6.98% for the quarter ended June 30, 2002. Contributing to the decline in interest rates was a 50 basis points reduction in the national federal funds rate and the Company's prime rate in November 2002. These interest rates declined another 25 basis points in June 2003. Earning assets averaged $279.6 million for the three months ended June 30, 2003, a decline of $39.1 million compared to $318.7 million for the same period of 2002. A change in asset mix from loans, loans held-for-sale, and investment securities to lower rate interest-earning deposits has also contributed to a lower overall yield comparing the periods. During the three months ended June 30, 2002, average loans and loans held-for-sale were 75.2% of total average interest-earning assets, and average interest-earning deposits was 6.1% of the total. During the same period of 2003, average loans and loans held-for-sale declined to 71.6% of average interest-earning assets, while average interest-earning deposits increased to 14.2% of the total. Total average investment securities, including both available-for-sale and held-to-maturity, have also declined contributing to the increase in interest-earning deposits. Average investment securities declined from 16.5% to 11.8% of the total average interest-earning assets for the three months ended June 30, 2003 and 2002, respectively.

The average cost of interest-bearing liabilities decreased to 2.48% for the quarter ended June 30, 2003 from 3.35% for the same period of 2002. Average interest-bearing liabilities decreased $48.3 million from $266.8 million for the three months ended June 30, 2002 to $218.5 million for the three months ended June 30, 2003. The majority of the decline in average interest-bearing liabilities is due to a reduction in brokered and public fund certificates of deposit, and FHLB borrowings. At June 30, 2003 the volume of brokered certificates was $19.9 million compared to $32.2 million at June 30, 2002. In addition, public fund certificates of deposit declined by $12.0 million comparing the two quarters. During the second quarter of 2003 the average volume of other borrowed money decreased to $9.6 million from $18.9 million during the second quarter of 2002.

Six months ended June 30, 2003 and 2002

The following table presents interest income and expense and the resulting yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Six Months Ended
(unaudited)	June 30,		Increase
(dollars in thousands)	2003	2002	(Decrease)	Change
Interest Income (1)	$ 8,813	$ 11,251	$ (2,438)	-21.7%
Interest Expense	2,884	4,767	(1,883)	-39.5%
Net Interest Income	$ 5,929	$ 6,484	$ (555)	-8.6%

Average Interest-Earning Assets	$ 291,975	$ 327,977	$ (36,002)	-11.0%
Average Interest-Bearing Liabilities	$ 230,274	$ 275,512	$ (45,238)	-16.4%

Average Yields Earned (2)	6.04%	6.86%	-0.82%
Average Rates Paid (2)	2.50%	3.46%	-0.96%
Net Interest Spread (2)	3.54%	3.40%	0.14%
Net Interest Margin (2)	4.06%	3.95%	0.11%

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis
(2) Ratios for the six months ended June 30, 2003 and 2002 have been annualized

Comparing the six months ended June 30, 2003 to the six months ended June 30, 2002, interest income declined $2.4 million, interest expense declined $1.9 million, and net interest income decreased $555,000. The average yields earned and average rates paid both declined nearly the same amount, keeping the net interest spread and net interest margin relatively unchanged when comparing the six-month periods.

The overall tax-equivalent average earning asset yield was 6.04% for the first six months of 2003 compared to 6.86% for the same period of 2002. Contributing to the decline in interest rates was a 50 basis points reduction in the national federal funds rate and the Company's prime rate in November 2002. These interest rates declined another 25 basis points in June 2003. Earning assets averaged $292.0 million for the six months ended June 30, 2003, a decline of $36.0 million compared to $328.0 million for the same period of 2002. A change in asset mix from loans, loans held-for-sale, and investment securities to lower rate interest-earning deposits has also contributed to a lower overall yield comparing the periods. During the six months ended June 30, 2002, average loans, loans held-for-sale, and securities were 87.7% of total average interest-earning assets, and average interest-earning deposits was 10.5% of the total. During the same period of 2003, average loans, loans held-for-sale, and investment securities declined to 83.7% of average interest-earning assets, while average interest-earning deposits increased to 13.9% of the total.

The average cost of interest-bearing liabilities decreased to 2.50% for the six months ended June 30, 2003 from 3.46% for the same period of 2002. Average interest-bearing liabilities decreased $45.2 million from $275.5 million for the first half of 2002 to $230.3 million for the first half of 2003. The majority of the decline in average interest-bearing liabilities is due to a reduction in brokered and public fund certificates of deposit, and FHLB borrowings as discussed above. During the six months ended June 30, 2003, the average volume of other borrowed money decreased to $12.8 million from $18.9 million during the same period of 2002.

Provision for Loan Losses

The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. The quarterly provision recorded as an increase to the allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The loss amount actually realized for these loans can vary significantly from the estimated amounts. See the "Allowance for Loan Losses" discussion for additional detail.

Three months ended June 30, 2003 and 2002

The Company's provision for loan losses was $43,000 for the quarter ended June 30, 2003 and $355,000 for the quarter ended June 30, 2002. Charge-offs, net of recoveries, were $146,000 for the three months ended June 30, 2003 compared to net charge-offs of $447,000 for the three months ended June 31, 2002 and $2.3 million for the year ended December 31, 2002. The provision for the quarter ended June 30, 2003 includes $100,000 of expense recorded at the Banking segment, and a recovery of $57,000 received on a charged-off loan at the Holding Company. Because the Holding Company has no loans to reserve against, any recovery of previously charged-off loans is credited to the allowance, but immediately reversed against the provision for loan losses.

Six months ended June 30, 2003 and 2002

The Company's provision for loan losses was $566,000 for the six months ended June 30, 2003 and $655,000 for the six months ended June 30, 2002. Charge-offs, net of recoveries, were $849,000 for the first half of 2003 compared to net charge-offs of $838,000 for the same period of 2002 and $2.3 million for the year ended December 31, 2002.

Future loan loss provisions will be based on Management's quarterly adequacy analysis of the allowance for loan losses. Management anticipates a possible reduction in future provisions if the economy strengthens and bolsters the Company's borrowers' ability to repay or increases underlying collateral values of the loans.

Non-Interest Income

Three and six months ended June 30, 2003 and 2002

Non-interest income consists of the following components:

	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,
(dollars in thousands)	2003	2002	2003	2002
Service charge on deposit accounts	$ 238	$ 171	$ 484	$ 349
Gains on loans sold	1,247	998	2,996	2,172
Mortgage brokerage fees	651	706	1,494	1,311
Fiduciary income	80	71	170	142
Escrow fees	324	193	661	415
Credit Card income	143	132	296	257
ATM income	13	37	26	65
Safe deposit box fees	2	3	27	27
Gain on sale of repossessed assets	4	19	37	21
Gain on sale of available-for-sale securities	-	39	-	39
Other miscellaneous fees and income	8	5	13	14

Total non-interest income	$ 2,710	$ 2,374	$ 6,204	$ 4,812

Non-interest income was $2.7 million for the quarter ended June 30, 2003, an increase of $336,000 from $2.4 million for the same period of 2002. For the six-month periods ended June 30 2003 and 2002, non-interest income was $6.2 million and $4.8 million, respectively, an increase of $1.4 million. Non-interest income generated by the mortgage banking segment continued to account for the majority of the total non-interest income for the periods. Gains on loans sold, mortgage brokerage fees, and escrow fees were $2.2 million, which accounted for 81.5% of the total non-interest income for the second quarter of 2003, and were $1.9 million or 79.2% for the same period of 2002. These income categories were $5.2 million, or 83.9% of the total non-interest income for the first two quarters of 2003, and were $3.9 million or 81.3% of the total non-interest income for the same period of 2002.

Non-Interest Expense

Three and six months ended June 30, 2003 and 2002

Non-interest expense consists of the following components:

	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,
(dollars in thousands)	2003	2002	2003	2002
Salaries and employee benefits	$ 2,465	$ 2,604	$ 5,089	$ 5,018
Net occupancy and equipment	565	588	1,212	1,168
Amortization of intangible assets	67	67	133	133
Net cost of operation of other real estate owned	74	47	101	131
Business taxes	98	137	231	299
Data processing and communications	108	152	237	253
Stationery and supplies	54	92	115	163
Credit card expense	151	131	306	247
Travel and education	66	36	137	86
Loan expense	240	130	353	208
Advertising	39	43	56	82
Professional fees	479	261	946	536
Postage and freight	128	116	231	240
FDIC insurance	133	143	271	290
Other miscellaneous expenses	352	268	706	502

Total non-interest expense	$ 5,019	$ 4,815	$ 10,124	$ 9,356

Total non-interest expenses increased $204,000 to $5.0 million for the quarter ended June 30, 2003 compared to $4.8 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, total non-interest expenses increased $768,000 to $10.1 million compared to $9.4 million for the same period of 2002.

Salary expenses have declined by $139,000 comparing the second quarter of 2003 to the second quarter of 2002. Salary expenses have increased slightly comparing the first six months of 2003 to the first six months of 2002. At June 30, 2003, the Company had 170 full-time equivalent employees compared to 195 at June 30, 2002. Although the number of employees has declined significantly, commission expenses at Bay Mortgage have increased from period to period due to a higher volume of mortgage loans originated and sold, keeping the total salary expenses relatively high. During the second quarter of 2003, Bay Mortgage originated $113.3 million of mortgage loans, an increase of $27.8 million from $85.5 million originated during the second quarter of 2002. During the first six months of 2003, Bay Mortgage originated $238.3 million of mortgage loans, an increase of $59.9 million from $178.4 million originated during the first six months of 2002. Also contributing to keeping the salary expense relatively higher is ordinary annual wage increases for many existing employees, generally ranging from three to six percent per year.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense for the quarter ended June 30, 2003 was $565,000 or 3.9% lower than $588,000 for the same period of 2002. The lease cost savings related to a closure of a branch of Bay Mortgage early in 2003 contributed to lower overall occupancy expenses when comparing the quarters. The Company's net occupancy expense for the six months ended June 30, 2003 was $1.2 million, which is unchanged from the same period of 2002.

Although the FDIC insurance premium rate remains unchanged at $.17 per $100 of domestic deposits when comparing the quarters and six months periods ended June 30, 2003 and 2002, the total expense has declined due to a reduction in deposit volume. The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0162 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Professional fees include exam and audit expenses, consulting and legal fees, and other professional fees. These expenses were $479,000 for the three months ended June 30, 2003 compared to $261,000 for the three months ended June 30, 2002. These expenses were $946,000 for the six months ended June 30, 2003 compared to $536,000 for the six months ended June 30, 2002 Approximately $150,000 of the $218,000 increase comparing the three month periods and $128,000 of the $409,000 increase comparing the six month periods, is legal expenditures for advice and opinions related to contracts, regulatory documentation, and various other administrative issues, and collection and repossession of loans. Another $117,000 and $362,000 of the remaining increases for the three and six month periods, respectively, are attributable to consultation to establish or improve internal controls and procedures to improve regulatory reporting, and for employee placement services. Declines in accounting expenses of $74,000 and $100,000 comparing the three and six month periods, respectively have somewhat offset the increases in legal and consulting expenses.

Loan expenses for both the three and six month periods ended June 30, 2003 include approximately $130,000 resulting from the write-off of prepaid mortgage loan expenses. These expenses, including appraisals and credit reports, were prepaid on behalf of potential borrowers when they applied for a mortgage loan. In some cases, these expenses were not collected from the borrower at the close of the loan, or the loan never closed. A recent review of prepaid mortgage expenses indicated these items should be charged to expense.

Other miscellaneous expenses were higher during the three and six month periods ended June 30, 2003 when compared to the same periods of 2002 primarily due to higher temporary help costs. Contracted temporary employees have been utilized during 2003 to assist management on various special projects and to help during the transition of new management. The Company expects to see a reduction in these expenses during the remainder of 2003.

Income Taxes

Three months ended June 30, 20003 and 2002

During the second quarter of 2003 the provision for income taxes was $161,000 compared to an income tax benefit of $184,000 for the second quarter of 2002. The second quarter of 2002 includes a $375,000 tax benefit related to the reversal of a deferred tax valuation allowance resulting from the sale of BFC in the first quarter of 2002. The sale of BFC generated a capital loss for tax purposes and a deferred tax asset on the Company's books, which was fully reserved as of the end of the first quarter of 2002. During the second quarter of 2002, the Company identified certain strategies for federal income tax purposes that resulted in the reversal of the valuation allowance with a corresponding income tax benefit of $375,000 for the period. The effective tax rate for the second quarter of 2002, excluding the $375,000 benefit, was 35.9% compared to 36.1% for the three months ended June 30 2003.

Six months ended June 30, 2003 and 2002

During the first two quarters of 2003 the provision for income taxes was $512,000 compared to $59,000 for the first two quarters of 2002. These provisions resulted in an effective tax rate of 35.6% and 5.1% for the same periods of 2003 and 2002, respectively. The effective tax rate for the year to date 2002, excluding the $375,000 tax benefit discussed above, was 37.6%. The results from discontinued operations and the cumulative effect of a change in accounting principles disclosed on the consolidated statements of income are net of income taxes.

Loans

Total loans outstanding were $168.9 million and $194.5 million at June 30, 2003 and December 31, 2002, respectively. Loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $31.4 million at June 30, 2003 and $39.9 million at December 31, 2002. In addition, the Company had $27.0 million of loans held-for-sale at June 30, 2003 compared to $63.6 million at December 31, 2002. During the first six months of 2003, the Company funded $238.3 million of loans to be sold into the secondary market, and delivered $278.0 million to the market. This compares to $178.4 million funded and $197.3 million delivered during the first six months of 2002.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)	June 30, 2003		December 31, 2002
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$ 36,565	21.57%	$ 42,200	21.62%
Real estate construction	26,306	15.52%	37,229	19.07%
Real estate commercial	76,615	45.19%	82,763	42.41%
Real estate mortgage	25,631	15.12%	28,370	14.53%
Consumer and other	4,410	2.60%	4,626	2.37%
	169,527	100.00%	195,188	100.00%
Deferred loan fees	(579)		(682)
Total loans	168,948		194,506
Allowance for loan losses	(5,867)		(6,150)
Total loan, net	$ 163,081		$ 188,356

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of potential losses that have occurred as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan rating categories. At a loan's inception, management evaluates the credit risk by using a grading system. This grading system currently includes ten levels of risk. Risk gradings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss, and all loans rated 7-10 collectively comprise the Company's "watch list". The specific grades from 7-10 are "special mention", "substandard", "doubtful", and "loss", respectively. When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with four components, specific reserves, a general allowance, special reserves, and unallocated reserves.

  Specific. Specific reserves may be assigned to loans graded substandard or worse to cover the amount of exposure the bank has calculated for each loan, in accordance with FASB 114. In some cases a specific reserve may be assigned to better graded credits for specific reasons. Depending on the circumstances of a particular loan, specific reserves may be higher or lower than the general reserve percentage applied to the pool of loans within that loan grade.
  General. For all loans, the bank uses estimates based on its previous experience for each grade of loan to calculate the appropriate loan loss reserve. Loans with specific reserves are excluded from the calculation of general reserves.
  Special. From time to time, special reserves will be established to facilitate a change in bank strategy. This happens only when the bank intentionally embarks on a strategy that has more than a normal amount of credit risk associated with it. Special allocations are also made to cover suspected valuation shortfalls in loans potentially suffering repossession, to establish a reserve for concentrations of credit, or for some other special loan categories.

  Unallocated. The Bank may from time to time increase the loan loss allowance by adding an unallocated reserve to the allowance. Unallocated reserves are used to offset possible increased credit risk in the loan portfolio due to adverse local, regional, and/or national economic conditions, or possible increased risk due to other factors identified by Management.

Management establishes the allowance for loan losses by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management analyzes:

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

The quarterly analysis of all components of the allowance is the principal method relied upon by management to ensure that changes in estimated loan loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific and the general components of the allowance, management also considers regulatory guidance in addition to the Company's own experience. There have been no changes to the Company's allowance for loan losses related to changes in methods or assumptions since December 31, 2002. Any adjustments or changes in the elements and components of the allowance since year-end are primarily the result of loan quality assessments and variations in total loan volumes.

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

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $5.9 million and $6.2 million at June 30, 2003 and December 31, 2002, respectively, a decline of approximately $300,000. The allowance, as a percentage of total loans, increased from 3.2% at year-end 2002 to 3.5% at June 30, 2003. Management believes the allowance for loan losses at both June 30, 2003 and December 31, 2002 is adequate to absorb potential losses.

In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $3.4 million at June 30, 2003 compared to $4.1 million at December 31, 2002. The general allowance has decreased from period to period as the volume of total loans has declined, and as loans on the Company's watch list requiring a higher reserve allocation have been upgraded to levels requiring a smaller reserve percentage. During the first six months of 2003, the volume of loans on the Company's watch list has decreased by approximately $10.1 million.

At June 30, 2003, approximately $1.6 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific loans, unchanged from $1.6 million at December 31, 2002.

The combined special and unallocated allowance was $1.1 million and $460,000 at June 30, 2003 and December 31, 2002, respectively. Although the volume of loans requiring specific or general reserves has declined, the combined special and unallocated allowance has increased to reflect imprecision in the valuation process and the continuing weakness in local economies.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

(unaudited)	Six Months Ended		Year Ended
(balances exclude amounts from discontinued operations)	June 30,		December 31,
(dollars in thousands)	2003	2002	2002
Loans outstanding at end of period, net of deferred fees (1)	$ 168,948	$ 226,441	$ 194,506
Average loans outstanding during the period	$ 180,352	$ 227,051	$ 219,231
Allowance for loan losses, beginning of period	$ 6,150	$ 5,710	$ 5,710
Loans charged off:
Commercial	644	842	2,111
Real Estate	201	128	415
Consumer	71	2	7
Credit Cards	24	75	83
Total loans charged-off	940	1,047	2,616

Recoveries:
Commercial	65	75	99
Real Estate	20	116	156
Consumer	3	1	1
Credit Cards	3	15	17
Total recoveries	91	207	273
Provision for loan losses	566	655	2,783
Allowance for loan losses, end of period	$ 5,867	$ 5,525	$ 6,150

Net loans charged-off during the period	849	840	2,343
Ratio of net loans charged-off to average loans outstanding	0.47%	0.37%	1.07%
Ratio of allowance for loan losses to loans at end of period	3.47%	2.44%	3.16%

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

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

(unaudited)	June 30,	December 31,
(dollars in thousands)	2003	2002
Loans on non-accrual status	$ 3,616	$ 5,097
Loans past due greater than 90 days but not on non-accrual status	149	982
Other real estate owned	2,016	1,304
Other repossessed assets	2	4
Total non-performing assets	$ 5,783	$ 7,387

Total assets	$ 298,284	$ 345,164

Percentage of non-performing assets to total assets	1.94%	2.14%

At June 30, 2003 non-performing assets were $5.8 million or 1.94% of total assets compared to $7.4 million or 2.14% of total assets at December 31, 2002. A reduction in total non-accrual loans of $1.5 million accounts for the majority of the decrease, and is related to loans for $1.8 million to a real estate development company whose loans were brought current and taken off of non-accrual status. Approximately $2.8 million of the $3.6 million of non-accrual loans at June 30, 2003 are primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its routine assessment of the allowance for loan losses as discussed above.

The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. As these impaired loans are brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to decrease.

Other real estate owned increased to $2.0 million at June 30, 2003 compared to $1.3 million at December 31, 2002. During the first six months of 2003, six properties with a total cost basis of $822,000 were sold, while nine properties were repossessed with a total asset value of $1.5 million.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

As of June 30, 2003, approximately $13.1 million of the securities portfolio is scheduled to mature within one year, and another $4.0 million is callable within one year. The maturities of mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. Currently, the Company is permitted to borrow, for periods of up to one year, amounts equal to a discounted value of assets, including certain loans and securities, physically delivered to the FHLB. The Company's current advances from the FHLB have original maturities ranging from 4 through 15 years and at June 30, 2003, bear interest at rates ranging from 6.11% to 8.62%. The remaining maturities of the Company's FHLB advances range from 9 months through 6 1/2 years. Because the Company currently has excess liquidity, during the first six months of 2003, $10.1 million of advances matured and were not renewed. At June 30, 2003, $5.7 million in advances were outstanding from the FHLB compared to $15.8 million at December 31, 2002.

Currently, the Company's excess liquidity is related to changes in the origination volume of loans held-for-sale. In order to take advantage of income generated from high volumes of mortgage lending during 2002 and 2001, the Company utilized brokered certificates of deposit to help fund the mortgage lending growth. As loans held-for-sale and other loan volumes have declined, the excess funds generated have been deposited in the Company's cash account with the FHLB. To offset this increase in cash and the resulting increase in liquidity, high rate brokered certificates of deposit have not been renewed as they mature. At June 30, 2003, brokered certificates of deposit have decreased to $19.9 million or 7.9% of total deposits compared to $29.7 million or 10.2% of total deposits at December 31, 2002 and to $56.7 million or 18.0% of total deposits at December 31, 2001. An additional $13.0 million of public funds certificates of deposit matured during the first quarter of 2003, and have not been renewed. During the first six months 2003, total loans have decreased $25.6 million and loans held-for-sale have declined $36.6 million, offsetting the reduction in deposits and keeping the cash balance and liquidity higher.

Regulatory Capital

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

The following table presents selected capital information for the Company and the Bank as of June 30, 2003 and December 31, 2002:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2003
Total risk-based capital:
Consolidated	$ 31,613	15.56%	$ 16,255	>8.00%	$ 20,319	>10.00%
Bank	$ 33,000	16.26%	$ 16,240	>8.00%	$ 20,300	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 29,032	14.29%	$ 8,127	>4.00%	$ 12,191	>6.00%
Bank	$ 30,421	14.99%	$ 8,120	>4.00%	$ 12,180	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 29,032	9.87%	$ 11,765	>4.00%	N/A	N/A
Bank	$ 30,421	10.37%	$ 11,740	>4.00%	$ 14,674	>5.00%

December 31, 2002
Total risk-based capital:
Consolidated	$ 30,732	12.56%	$ 19,582	>8.00%	$ 24,477	>10.00%
Bank	$ 31,380	12.83%	$ 19,564	>8.00%	$ 24,455	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 27,634	11.29%	$ 9,791	>4.00%	$ 14,686	>6.00%
Bank	$ 28,285	11.57%	$ 9,782	>4.00%	$ 14,673	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 27,634	8.05%	$ 13,728	>4.00%	N/A	N/A
Bank	$ 28,285	8.28%	$ 13,668	>4.00%	$ 17,085	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). Currently, under a regulatory consent order issued by the FDIC, Cowlitz Bank is required to maintain a Tier 1 leverage capital ratio of at least 8%. Management believes that as of June 30, 2003 and December 31, 2002, Cowlitz Bancorporation and Cowlitz Bank met or exceeded all relevant capital adequacy requirements.

Regulatory Consent Order

On May 15, 2003, effective May 25, the FDIC, Cowlitz Bank's primary federal regulator, issued a Consent Order requiring a series of affirmative actions to address weaknesses and deficiencies identified in an earlier examination of the Bank with respect to its condition as of September 30, 2002. Since the examination date, the Bank has taken a number of steps to address the requirements, chief among them was hiring the replacements for the previous President/Chief Executive Officer and Credit Administrator. Under the Order, the Bank, among other things, will: refrain from paying any dividends without FDIC consent; review its strategic, profitability and liquidity plans; provide progress reports to the FDIC; maintain its well-capitalized status pursuant to a capital plan to ensure Tier 1 capital equaling or exceeding 8.0% of the Bank's total assets; establish and maintain an adequate allowance for loan and lease losses; refrain from extending credit to borrowers whose previous loans have been charged off; undertake a full internal audit of its Bay Mortgage division; retain an internal auditor and formulate and implement an effective internal audit policy; and will reduce the amount of classified assets identified in the examination to no more than 50% of Tier 1 capital plus the allowance for loan and lease losses by November 30, 2003 and will further reduce the amount to no more than 25% by December 31, 2004. If the Bank fails to adhere to the terms of the Order, the FDIC is empowered by federal statutes and regulations to assess civil monetary penalties or initiate other enforcement actions against the Bank, its management or the Board of Directors. Management believes the Bank is, or within the timelines set forth in the Order, will be, in compliance with the requirements of the Order.

Specifically, the Bank has not paid any dividends, has revised its strategic, profitability, and liquidity plans, which have been submitted to the FDIC for review, and has provided progress reports as required by the Order. The Company's current Tier 1 leverage ratio is 10.37%, exceeding the requirement to maintain Tier 1 capital at 8% of the Bank's total assets. Management believes that it has followed the provisions of the Order that require the Bank to establish and maintain and adequate allowance for loan losses and to refrain from extending credit to borrowers as outlined in the Order. The Bank's previously engaged internal audit firm has undertaken a full audit of the Bay Mortgage division. An internal auditor has been hired and will work with the Bank's current internal audit firm to formulate and implement an effective internal audit policy. From December 31, 2002 to June 30, 2003, the amount of classified assets identified in the examination had been reduced to 44.7% of Tier 1 capital plus the allowance for loan and lease losses. The objective of no more than 50% has been reached five months prior to the November 30, 2003 target date.

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

Interest Rate Risk

The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures. As experienced in the relatively stable rate environment during 2002 and the first six months of 2003, the interest rate spread has widened as long-term certificates of deposit have matured and re-priced at the current, lower rates or not been renewed.

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

Item 1. Legal Proceedings

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

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

    (a)    Exhibits. The following constitutes the exhibit index.

3.1*	Restated and Amended Articles of Incorporation of Registrant
3.2*	Bylaws of Registrant
10.1	Cowlitz Bancorporation 2003 Stock Incentive Plan (incorporated by reference to appendix B to the Company's proxy statement for the 2003 annual meeting of shareholders filed April 15th, 2003.
10.2	Cowlitz Bancorporation Employee Stock Purchase Plan (incorporated by reference to appendix A to the Company's proxy statement for the 2003 annual meeting of shareholders filed April 15th, 2003.
31.1	Certification of Chief Executive Officer
31.2	Certification Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

            * Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

    (b)    The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003
Cowlitz Bancorporation (Registrant) By: /s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Donna P. Gardner Donna P. Gardner, Vice-President, Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard J. Fitzpatrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cowlitz Bancorporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

Date: August 13, 2003

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, Chief Executive Officer
Cowlitz Bancorporation

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Donna P. Gardner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cowlitz Bancorporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

Date: August 13, 2003

/s/ Donna P. Gardner
Donna P. Gardner, Chief Financial Officer
Cowlitz Bancorporation

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick
Chief Executive Officer
Cowlitz Bancorporation

/s/ Donna P. Gardner
Donna P. Gardner
Chief Financial Officer
Cowlitz Bancorporation

August 13, 2003