Form 10-Q
period 2003-09-30
COWLITZ BANCORPORATION
filed 2003-11-13
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

Form 10-Q

[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the quarter ended September 30, 2003
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from ________ to ________

Commission file number 0-23881

COWLITZ BANCORPORATION
 (Exact name of registrant as specified in its charter)

Washington Sate or other jurisdiction of incorporation or organization	91-1529841 (IRS Employer Identification No.)

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

Common Stock, no par value on October 31, 2003: 3,885,652 shares

COWLITZ BANCORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition - September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Income - Three months and nine months ended September 30, 2003 and September 30, 2002	4
	Consolidated Statements of Changes in Shareholders' Equity - Year ended December 31, 2002 and nine months ended September 30, 2003	5
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and September 30, 2002	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	14-25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
	Signatures	28
	Certification of Chief Executive Officer and Chief Financial Officer	29-31

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)
	(unaudited)	(audited)
	September 30,	December 31,
ASSETS	2003	2002
Cash and cash equivalents	$35,290	$43,691
Investment securities:
Investments available-for-sale (at fair value, cost of $37,279 and
$32,759 at September 30, 2003 and December 31, 2002, respectively)	37,649	33,276
Investments held-to-maturity (at amortized cost, fair value of $5,346 and
$362 at September 30, 2003 and December 31, 2002, respectively)	5,319	357
Total investment securities	42,968	33,633

Federal Home Loan Bank stock, at cost	2,013	2,346

Loans held-for-sale	11,221	63,645

Loans, net of deferred loan fees	167,307	194,506
Allowance for loan losses	(5,621)	(6,150)
Total loans, net	161,686	188,356
Premises and equipment, net of accumulated depreciation of $4,870 and
$4,586 at September 30, 2003 and December 31, 2002, respectively	4,289	4,377
Cash surrender value of bank owned life insurance	8,074	-
Goodwill	2,323	2,352
Intangible assets, net of accumulated amortization of $1,668 and
$1,468 at September 30, 2003 and December 31, 2002, respectively	302	502
Accrued interest receivable and other assets	5,408	6,262
TOTAL ASSETS	$273,574	$345,164

LIABILITIES
Deposits:
Non-interest-bearing demand	$51,381	$46,539
Savings and interest-bearing demand	99,091	108,961
Certificates of deposit	79,054	134,620
Total deposits	229,526	290,120

Short-term borrowings	1,000	2,525
Long-term borrowings	8,471	18,706
Accrued interest payable and other liabilities	1,773	2,550
TOTAL LIABILITIES	240,770	313,901

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized, no shares
issued and outstanding at September 30, 2003 and December 31, 2002	-	-
Common stock, no par value; 25,000,000 shares authorized with
3,884,232 and 3,818,272 shares issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	17,880	17,491
Additional paid-in capital	1,538	1,538
Retained earnings	13,142	11,894
Accumulated other comprehensive income, net of taxes	244	340
TOTAL SHAREHOLDERS' EQUITY	32,804	31,263

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$273,574	$345,164

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,439	$4,830	$11,451	$14,651
Interest on taxable investment securities	205	441	659	1,324
Interest on non-taxable investment securities	27	4	36	11
Other interest and dividend income	115	155	450	563
Total interest income	3,786	5,430	12,596	16,549

INTEREST EXPENSE
Savings and interest-bearing demand	276	475	915	1,312
Certificates of deposit	682	1,320	2,546	4,755
Short-term borrowings	3	12	15	36
Long-term borrowings	164	235	533	706
Total interest expense	1,125	2,042	4,009	6,809

Net interest income before provision for loan losses	2,661	3,388	8,587	9,740

PROVISION (BENEFIT) FOR LOAN LOSSES	(36)	352	530	1,007
Net interest income after provision for loan losses	2,697	3,036	8,057	8,733

NON-INTEREST INCOME
Gains on loans sold	1,110	1,323	4,106	3,495
Other mortgage and escrow fees	580	1,169	2,735	2,895
Service charges on deposit accounts	211	191	695	540
Credit card income	175	142	471	399
Increase in cash surrender value of bank-owned life insurance	74	-	74	-
Net gains on sales of investment securities available-for-sale	-	49	-	88
Loss on sale of repossessed assets	(87)	(42)	(50)	(21)
Fees for fiduciary and other customer services	112	141	348	389
Total non-interest income	2,175	2,973	8,379	7,785

NON-INTEREST EXPENSE
Salaries and employee benefits	2,208	2,897	7,297	7,915
Net occupancy and equipment expense	566	572	1,778	1,740
Accounting, legal and other professional services	329	326	1,275	862
Credit card expense	163	135	469	382
FDIC deposit insurance	119	140	390	430
Cost relating to other real estate owned	46	78	147	209
Other non-interest expenses	974	1,060	3,173	3,026
Total non-interest expense	4,405	5,208	14,529	14,564
Income from continuing operations before provision for income taxes	467	801	1,907	1,954
PROVISION FOR INCOME TAXES	147	287	659	346
Income from continuing operations	320	514	1,248	1,608
DISCONTINUED OPERATIONS:
INCOME FROM OPERATIONS, NET OF TAX	-	-	-	6
GAIN ON DISPOSAL, NET OF TAX	-	-	-	279
Income from discontinued operations	-	-	-	285
Income before cumulative effect of a change in accounting principle	320	514	1,248	1,893
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX	-	-	-	(791)
Net income	$320	$514	$1,248	$1,102

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.08	$0.14	$0.32	$0.42
Discontinued operations	-	-	-	0.08
Cumulative effect of a change in accounting principle	-	-	-	(0.21)
Net income per basic share of common stock	$0.08	$0.14	$0.32	$0.29

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.08	$0.13	$0.31	$0.42
Discontinued operations	-	-	-	0.08
Cumulative effect of a change in accounting principle	-	-	-	(0.21)
Net income per diluted share of common stock	$0.08	$0.13	$0.31	$0.29

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC	3,872,052	3,779,679	3,842,438	3,739,441
WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED	4,037,631	3,892,895	3,967,981	3,824,697
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

BALANCE, December 31, 2001	3,692,560	$16,802	$1,538	$10,398	$10	$28,748
Comprehensive income:
Net income	-	-	-	1,496	-	1,496	$1,496
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $176	-	-	-	-	330	330	330
Comprehensive income							$1,826
Proceeds from the exercise of
stock options	87,600	479	-	-	-	479
Issuance of common stock in
connection with acquisition	38,112	210	-	-	-	210

BALANCE, December 31, 2002	3,818,272	17,491	1,538	11,894	340	31,263
Comprehensive income:
Net income	-	-	-	1,248	-	1,248	$1,248
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(96)	(96)	(96)
Comprehensive income							$1,152
Proceeds from the exercise of
stock options	65,960	389	-	-	-	389

BALANCE, September 30, 2003	3,884,232	$17,880	$1,538	$13,142	$244	$32,804
(unaudited)
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Nine Months Ended
	September 30,
	2003	2002
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations, net of a change in accounting principle in 2002	$1,248	$817
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred tax provision (benefit)	52	(348)
Depreciation and amortization	604	671
Impairment of goodwill	-	1,208
Provision for loan losses	530	1,007
Increase in cash surrender value of bank owned life insurance	(74)	-
Net amortization of investment security premiums and accretion of discounts	101	251
Federal Home Loan Bank stock dividends	(95)	(174)
Net loss on sales of repossessed assets	50	21
Gain on the sale of investment securities available-for-sale	-	(88)
Loss on the disposal of premises and equipment	11	20
Gains on loans sold	(4,106)	(3,495)
Origination of loans held-for-sale	(334,781)	(312,354)
Proceeds from loan sales	391,311	304,025
Decrease (increase) in accrued interest receivable and other assets	811	(387)
Decrease in accrued interest payable and other liabilities	(777)	(1,333)
Net cash from continuing operations	54,885	(10,159)

Net income from discontinued operations	-	285
Adjustments to reconcile net income from discontinued operations to net cash from operating activities:
Gain on sale of discontinued operations	-	(423)
Increase in accrued interest receivable and other assets	-	(16)
Increase in accrued interest payable and other liabilities	-	120
Net cash from discontinued operations	-	(34)
Net cash from operating activities	54,885	(10,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of bank owned life insurance	(8,000)	-
Proceeds from sale of foreclosed assets	1,634	529
Proceeds from maturities of investment securities held-to-maturity	-	2,599
Proceeds from maturities and sales of investment securities available-for-sale	17,967	26,866
Purchases of investment securities:
Held-to-maturity	(4,965)	(559)
Available-for-sale	(22,586)	(36,356)
Proceeds from redemption of Federal Home Loan Bank stock	428	1,391
Net decrease in loans	24,529	15,206
Purchases of premises and equipment	(331)	(58)
Proceeds from the sale of premise and equipment	3	318
Net proceeds from the sale of discontinued operations	-	3,345
Net cash from investment activities	8,679	13,281

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand, savings, and interest-bearing demand deposits	(5,028)	33,494
Net decrease in certificates of deposit	(55,566)	(42,962)
Net decrease in short-term borrowings	(1,525)	-
Repayment of long-term borrowings	(10,235)	(227)
Proceeds from the exercise of stock options	389	623
Net cash from financing activities	(71,965)	(9,072)

Net decrease in cash and cash equivalents	(8,401)	(5,984)
CASH AND CASH EQUIVALENTS, beginning of period	43,691	50,177
CASH AND CASH EQUIVALENTS, end of period	$35,290	$44,193
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Nature of Operations

  Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Company operates as a community bank under the names Cowlitz Bank with four branches in Cowlitz County and southwest Washington and Bay Bank operating full service branches in Bellevue, Washington, and Portland, Oregon, a limited service branch in Wilsonville, Oregon and a loan production office in Vancouver, Washington. Effective November 1, 2003, the branches in Oregon that had been doing business as Northern Bank of Commerce, have been changed to Bay Bank branches. Cowlitz Bank also provides mortgage banking services through its Bay Mortgage and Bay Escrow divisions with offices in Seattle, Bellevue, Longview, and Vancouver, Washington.

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

  The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003.

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

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Earnings Per Share

  The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30,
	2003	2002
Weighted-average shares - basic	3,872,052	3,779,679
Effect of assumed conversion of stock options	165,579	113,216

Weighted-average shares - diluted	4,037,631	3,892,895

	Nine Months Ended
	September 30,
	2003	2002
Weighted-average shares - basic	3,842,438	3,739,441
Effect of assumed conversion of stock options	125,543	85,256

Weighted-average shares - diluted	3,967,981	3,824,697

Options to purchase 275,066 shares of common stock with exercise prices ranging from $7.91 to $12.00, with an average price of $11.09, were outstanding at September 30, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2008-2013.

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

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002
	As	Pro	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma

(unaudited)
Net income (loss)	$320	$258	$514	$442	$1,248	$977	$1,102	$904

Basic earnings (loss) per share:
Continuing operations	$0.08	$0.07	$0.14	$0.12	$0.32	$0.25	$0.42	$0.37
Discontinued operations	-	-	-	-	-	-	0.08	0.08
Cumulative effect of a change
in accounting principle	-	-	-	-	-	-	(0.21)	(0.21)

	$0.08	$0.07	$0.14	$0.12	$0.32	$0.25	$0.29	$0.24

Diluted earnings (loss) per share:
Continuing operations	$0.08	$0.06	$0.13	$0.11	$0.31	$0.25	$0.42	$0.37
Discontinued operations	-	-	-	-	-	-	0.08	0.08
Cumulative effect of a change
in accounting principle	-	-	-	-	-	-	(0.21)	(0.21)

	$0.08	$0.06	$0.13	$0.11	$0.31	$0.25	$0.29	$0.24

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	4.17	4.17	4.17	4.17
Expected volatility	49.39%	52.02%	51.85%	52.02%
Risk-free rate	2.87%	4.25%	2.97%	4.25%

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Comprehensive Income

  For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

  The components of comprehensive income (loss) for the three months and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

(unaudited)
Unrealized gain (loss) arising during the period, net of tax	$(14)	$77	$(96)	$407
Less reclassification adjustment for net realized losses
on securities available-for-sale included in net
income during the period, net of tax	-	32	-	58

Net unrealized gain (loss) included in
other comprehensive income	$(14)	$45	$(96)	$349

  Segments of an Enterprise and Related Information

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

  The community banking and mortgage banking activities are monitored and reported by Company management as separate operating segments. The asset-based financing activity, conducted through Business Finance Corporation, was previously considered to be an additional segment of business. However, in the following table for the nine months ended September 30, 2002, this former segment of business is reported as discontinued operations.

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

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the three months and nine months ended September 30, 2003 and 2002, concerning the Company's reportable segments is shown in the following tables:

	Three Months Ended September 30, 2003
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$3,594	$543	$3	$(354)	$3,786
Interest expense	1,110	313	56	(354)	1,125

Net interest income	2,484	230	(53)	-	2,661

Provision (benefit) for loan losses	126	-	(162)	-	(36)
Non-interest income	473	1,696	6	-	2,175
Non-interest expense	2,709	1,635	61	-	4,405

Income before provision
for income taxes	122	291	54	-	467

Provision for income taxes	27	100	20	-	147

Net income	$95	$191	$34	$-	$320

Depreciation and amortization	$158	$29	$-	$-	$187

	Three Months Ended September 30, 2002
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$4,916	$872	$4	$(362)	$5,430
Interest expense	2,036	309	59	(362)	2,042

Net interest income	2,880	563	(55)	-	3,388

Provision for loan losses	355	-	(3)	-	352
Non-interest income	430	2,543	-	-	2,973
Non-interest expense	2,793	2,335	80	-	5,208

Income (loss) before provision
(benefit) for income taxes	162	771	(132)	-	801

Provision (benefit) for income taxes	67	266	(46)	-	287

Net income (loss)	$95	$505	$(86)	$-	$514

Depreciation and amortization	$170	$27	$-	$-	$197

The segment information for the three months ended September 30, 2003 includes a credit to the provision for loan losses for the Holding Company segment, generated from the recovery of a previously charged-off loan.

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2003
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$11,672	$2,239	$18	$(1,333)	$12,596
Interest expense	3,969	1,204	169	(1,333)	4,009

Net interest income	7,703	1,035	(151)	-	8,587

Provision for loan losses	(526)	-	1,056	-	530
Non-interest income	1,533	6,840	6	-	8,379
Non-interest expense	8,203	6,068	258	-	14,529

Income (loss) before provision
(benefit) for income taxes	1,559	1,807	(1,459)	-	1,907

Provision (benefit) for income taxes	533	623	(497)	-	659

Net income (loss)	$1,026	$1,184	$(962)	$-	$1,248

Depreciation and amortization	$520	$84	$-	$-	$604

Total assets	$269,432	$22,457	$35,568	$(53,883)	$273,574

The segment information for the nine months ended September 30, 2003 includes a reclassification between the Banking and Holding Company segments of $901,000 for the provision for loan losses. This reclassification does not affect the consolidated results of operation or earnings per share, but has resulted in a benefit to the Banking segment presentation for the nine months ended September 30, 2003.

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2002
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated
(unaudited)
Interest income	$15,392	$2,315	$10	$(1,168)	$16,549
Interest expense	6,755	1,022	176	(1,144)	6,809

Net interest income	8,637	1,293	(166)	(24)	9,740

Provision for loan losses	1,055	-	(48)	-	1,007
Non-interest income	1,282	6,503	-	-	7,785
Non-interest expense	8,192	6,034	338	-	14,564

Income (loss) before provision
(benefit) for income taxes	672	1,762	(456)	(24)	1,954

Provision (benefit) for income taxes	264	608	(526)	-	346

Net income (loss) from continuing operations
before cumulative effect of a change in
in accounting principle and
discontinued operations	408	1,154	70	(24)	1,608

Cumulative effect of a change in
accounting principle, net of tax	-	(791)	-	-	(791)

Net income (loss) from continuing
operations	$408	$363	$70	$(24)	817

Income from discontinued
operations, net of tax					285

Net income					$1,102

Depreciation and amortization	$584	$84	$-	$-	$668

Total assets	$356,207	$69,504	$33,748	$(97,846)	$361,613

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

  Business Acquisitions and Sales:

In February 2002, the Company sold substantially all assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000, or $279,000 after tax. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the nine months ended September 30, 2002. The following table summarizes the sale transaction:

Net finance receivables sold	$2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$2,630

Loan payable to Company	$2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities assumed	$3,053

Pre-tax gain on sale	$423

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2003 and 2002

During the third quarter of 2003 the Company's net income was $320,000, or $0.08 per diluted share, compared to net income of $514,000, or $0.13 per diluted share, in the third quarter of 2002. Net interest income was $727,000 lower for the three months ended September 30, 2003 when compared to the same period of 2002, but the Company benefited from a reduction in the provision for loan losses of $388,000. The third quarter of 2003 includes a credit to the provision for loan losses of $36,000, the result of a $162,000 recovery at the Holding Company of a previously charged-off loan. Both non-interest income and non-interest expenses are approximately $800,000 lower during the third quarter of 2003 when compared to the third quarter of 2002.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

During the nine months ended September 30, 2003, the Company recorded net income of $1.2 million, or $0.31 per diluted share, compared to net income of $1.1 million, or $0.29 per diluted share, for the comparable period of 2002. Net income from continuing operations prior to a change in accounting principle and discontinued operations (both discussed below) for the first nine months of 2002 was $1.6 million or $0.42 per diluted share. For the first three quarters of 2003, the Company's revenues (net interest income before provision for loan losses plus non-interest income) were $17.0 million, compared to revenues of $17.5 million during the same period in 2002. Non-interest expenses were $14.5 million for the nine months ended September 30, 2003 compared to $14.6 million for the nine months ended September 30, 2002.

During the first quarter of 2002, the Company recorded an impairment charge to the carrying amount of its goodwill from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The impairment charge was recognized as a result of a transitional goodwill impairment test required by SFAS No. 142. The charge totaled $791,000 or $0.21 per diluted share, net of tax of $417,000. The Company does not currently anticipate additional adjustments or charges related to SFAS No. 142. Net income from continuing and discontinued operations for the first nine months of 2002, prior to this charge, was $1.9 million or $0.50 per diluted share.

Net income for the nine months ended September 30, 2002 also included income from the discontinued operations of Business Finance Corporation (BFC) of $285,000, or $0.08 per diluted share, net of tax. Included in discontinued operations is a gain, net of tax, of $279,000 from the sale of BFC during the first quarter of 2002. The Company originally purchased BFC to diversify its business and to offer asset-based lending services to its customers. However, due to a poor return on investment and the desire to focus resources on the core banking business, the BFC subsidiary was sold in February 2002.

Net income for the nine months ended September 30, 2002 also includes an income tax benefit of $375,000 or $0.10 per diluted share. The deferred tax benefit resulted from a reduction in the Company's valuation allowance held against certain deferred tax assets, which were recorded in the first quarter of 2002 in connection with the sale of BFC. Income from continuing operations before provision for income taxes was $1.9 million and $2.0 million for the first nine months of 2003 and 2002, respectively.

Financial Condition as of September 30, 2003 and December 31, 2002

At September 30, 2003, total assets were $273.6 million and total liabilities were $240.8 million. Total assets have decreased $71.6 million or 20.7% from $345.2 million at December 31, 2002 and liabilities have decreased $73.1 million or 23.3% from $313.9 million at December 31, 2002.

The decline in total assets is due to a reduction of both loans and loans held-for-sale since December 31, 2002. At September 30, 2003, loans were $167.3 million compared to $194.5 million at December 31, 2002, a decline of $27.2 million or 14.0%. This reduction in loans is from a combination of charged-off balances of approximately $1.4 million and balances transferred to repossessed assets of approximately $1.6 million with loan pay-downs and pay-offs accounting for the remaining decline. The rate of decline in loans has slowed during the third quarter of 2003. At June 30, 2003, loans were $168.9 million. During the first six months of 2003 loan pay-offs were relatively high because during that time, many borrowers sought to renew their loans at lower rates. While the Bank makes every effort to be competitive for and retain favorable client relationships, management also used this time as an opportunity to encourage some customers representing weaker credits to seek alternative lending relationships. In other circumstances, the Bank decided not to match rates on loans that management deemed unprofitable.

Loans held-for-sale have decreased $52.4 million or 82.4% from $63.6 million at December 31, 2002 to $11.2 million at September 30, 2003. Although the prime and federal funds rates have declined 25 basis points during the first nine months of 2003, interest rates on mortgage loans have increased in the third quarter. The volumes of loans originated though the Company's mortgage segment has rapidly declined during the third quarter. An average of $119.2 million of residential mortgage loans were originated during each of the first two quarters of 2003, but only $96.4 million were originated during the quarter ended September 30, 2003.

A portion of the cash flows associated with the reductions in loans and loans held-for-sale have been reinvested in the Company's securities portfolio. Total securities are $9.4 million higher at September 30, 2003 than at December 31, 2002. In addition, an investment of $8.0 million was made in bank owned life insurance (BOLI) during the third quarter of 2003. The remaining cash was used to reduce the Company's brokered and out of area certificates of deposit and long-term borrowings as discussed below.

At September 30, 2003, the carrying value of the Company's goodwill is $29,000 lower than the balance at December 31, 2002. During 2001, an estimate of the final earn-out payment related to the purchase of Bay Mortgage of Bellevue, Washington was recognized and resulted in an increase to goodwill of $772,000. After all final adjustments to the earn-out calculation had been recorded and final payments had been made, a balance of $29,000 remained in the payable. During the third quarter of 2003, this balance was reversed against goodwill, resulting in the decline.

Reductions in the volumes of brokered and other higher rate certificates of deposit and borrowings from the Federal Home Loan Bank (FHLB) account for the majority of the decline in total liabilities from December 31, 2002 to September 30, 2003. The Company had $14.6 million in brokered deposits at September 30, 2003, or 6.4% of the $229.5 million total deposits compared to $29.7 million or 10.2% of $290.1 million of total deposits at December 31, 2002. Approximately $4.3 million of these brokered deposits are scheduled to mature during the remainder of 2003. Approximately $18.8 million in public fund certificates matured during the first nine months of 2003 and were not renewed. A reduction of $10.1 million in FHLB borrowings during the first two quarters of 2003 has reduced the Company's long-term borrowings to $8.5 million at September 30, 2003 compared to $18.7 million at December 31, 2002. Because the reduction in loans and loans held-for-sale has generated some excess cash and liquidity, management's current practice is to not renew brokered and public fund certificates or long-term borrowings as they mature. If future circumstances change to warrant increasing liquidity or cash balances, the Company retains the ability to access these funding sources.

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

Qualitative factors include assessments of the types of loans within the loan portfolio as well as current local, regional, and national economic considerations. Changes in the above factors could have a significant affect on the determination of the allowance for loan losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses."

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

Three months ended September 30, 2003 and 2002

The following table presents interest income and expense and the resulting yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
(unaudited)	September 30,		Increase
(dollars in thousands)	2003	2002	(Decrease)	Change
Interest Income (1)	$3,806	$5,431	$(1,625)	-29.9%
Interest Expense	1,125	2,042	(917)	-44.9%
Net Interest Income	$2,681	$3,389	$(708)	-20.9%

Average Interest-Earning Assets	$262,643	$318,431	$(55,788)	-17.5%
Average Interest-Bearing Liabilities	$199,714	$262,140	$(62,426)	-23.8%

Average Yields Earned (2)	5.80%	6.82%	-1.02%
Average Rates Paid (2)	2.25%	3.12%	-0.87%
Net Interest Spread (2)	3.55%	3.70%	-0.15%
Net Interest Margin (2)	4.08%	4.26%	-0.18%

(1) Interest earned on non-taxable securities and loans has been computed on a 34% tax equivalent basis
(2) Ratios for the three months ended September 30, 2003 and 2002 have been annualized

Comparing the quarter ended September 30, 2003 to the quarter ended September 30, 2002, interest income declined $1.6 million, interest expense declined $917,000, and tax effected net interest income decreased $708,000. Because yields earned declined more than rates paid, both the net interest spread and the net interest margin for the quarter ended September 30, 2003 were lower than during the quarter ended September 30, 2002.

The overall tax-equivalent average earning asset yield was 5.80% for the quarter ended September 30, 2003 compared to 6.82% for the quarter ended September 30, 2002. Contributing to the decline in interest rates was a 50 basis points reduction in the national federal funds rate and the Company's prime rate in November 2002. These interest rates declined another 25 basis points in June 2003. Earning assets averaged $262.6 million for the three months ended September 30, 2003, a decline of $55.8 million compared to $318.4 million for the same period of 2002. A change in asset mix from loans, loans held-for-sale, and investment securities to lower rate interest-earning deposits has also contributed to a lower overall yield comparing the periods. During the three months ended September 30, 2002, average loans and loans held-for-sale were 76.6% of total average interest-earning assets, and average interest-earning deposits were 5.8% of the total. During the same period of 2003, average loans and loans held-for-sale declined to 73.4% of average interest-earning assets, while average interest-earning deposits increased to 11.0% of the total. Total average investment securities, including both available-for-sale and held-to-maturity, have also declined contributing to the increase in interest-earning deposits. Average investment securities declined from 15.2% to 12.6% of the total average interest-earning assets for the three months ended September 30, 2003 and 2002, respectively.

The average cost of interest-bearing liabilities decreased to 2.25% for the quarter ended September 30, 2003 from 3.12% for the same period of 2002. Average interest-bearing liabilities decreased $62.4 million from $262.1 million for the three months ended September 30, 2002 to $199.7 million for the three months ended September 30, 2003. The majority of the decline in average interest-bearing liabilities is due to a reduction in brokered and public fund certificates of deposit, and FHLB borrowings. At September 30, 2003 the volume of brokered certificates was $14.6 million compared to $28.5 million at September 30, 2002. In addition, public fund certificates of deposit declined by $18.8 million comparing the two quarters. During the third quarter of 2003 the average volume of other borrowed money decreased to $8.5 million from $18.8 million during the third quarter of 2002.

Nine months ended September 30, 2003 and 2002

The following table presents interest income and expense and the resulting yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Nine Months Ended
(unaudited)	September 30,		Increase
(dollars in thousands)	2003	2002	(Decrease)	Change
Interest Income (1)	$12,636	$16,553	$(3,917)	-23.7%
Interest Expense	4,009	6,809	(2,800)	-41.1%
Net Interest Income	$8,627	$9,744	$(1,117)	-11.5%

Average Interest-Earning Assets	$282,090	$324,190	$(42,100)	-13.0%
Average Interest-Bearing Liabilities	$219,975	$270,815	$(50,840)	-18.8%

Average Yields Earned (2)	5.97%	6.81%	-0.84%
Average Rates Paid (2)	2.43%	3.35%	-0.92%
Net Interest Spread (2)	3.54%	3.46%	0.08%
Net Interest Margin (2)	4.08%	4.01%	0.07%

(1) Interest earned on non-taxable securities and loans has been computed on a 34% tax equivalent basis
(2) Ratios for the nine months ended September 30, 2003 and 2002 have been annualized

Comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002, interest income declined $3.9 million, interest expense declined $2.8 million, and tax effected net interest income decreased $1.1 million. The average rates paid declined slightly more than the average yields earned resulting in a modest increase in both the net interest spread and net interest margin when comparing the nine-month periods.

The overall tax-equivalent average earning asset yield was 5.97% for the first nine months of 2003 compared to 6.81% for the same period of 2002. Contributing to the decline in interest rates was a 50 basis points reduction in the national federal funds rate and the Company's prime rate in November 2002. These interest rates declined another 25 basis points in June 2003. Earning assets averaged $282.1 million for the nine months ended September 30, 2003, a decline of $42.1 million compared to $324.2 million for the same period of 2002. A change in asset mix from loans, loans held-for-sale, and investment securities to lower rate interest-earning deposits has also contributed to a lower overall yield comparing the periods. During the nine months ended September 30, 2002, average loans, loans held-for-sale, and securities were 89.1% of total average interest-earning assets, and average interest-earning deposits were 8.9% of the total. During the same period of 2003, average loans, loans held-for-sale, and investment securities declined to 84.4% of average interest-earning assets, while average interest-earning deposits increased to 13.0% of the total.

The average cost of interest-bearing liabilities decreased to 2.43% for the nine months ended September 30, 2003 from 3.35% for the same period of 2002. Average interest-bearing liabilities decreased $50.8 million from $270.8 million for the first three quarters of 2002 to $220.0 million for the same period of 2003. The majority of the decline in average interest-bearing liabilities is due to a reduction in brokered and public fund certificates of deposit and FHLB borrowings as discussed above. During the nine months ended September 30, 2003, the average volume of other borrowed money decreased to $11.4 million from $18.9 million during the same period of 2002.

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

Three months ended September 30, 2003 and 2002

The Company's provision for loan losses was a credit of $36,000 for the quarter ended September 30, 2003 compared to $352,000 for the same period of 2002. During the third quarter of 2003, the Banking segment added $126,000 to its provision for loan losses, while the Holding Company recovered $162,000 of a loan previously charged-off. Because the Holding Company does not currently have any loans or an allowance for loan losses, any recovery of previously charged-off amounts flow through the income statement as a credit to the provision expense. For the three months ended September 30, 2003, charge-offs, net of recoveries, were $210,000 compared to net charge-offs of $114,000 for the three months ended September 30, 2002 and $2.3 million for the year ended December 31, 2002.

Nine months ended September 30, 2003 and 2002

The Company's provision for loan losses was $530,000 for the nine months ended September 30, 2003 and $1.0 million for the nine months ended September 30, 2002. Charge-offs, net of recoveries, were $1.1 million for the first nine months of 2003 compared to net charge-offs of $954,000 for the same period of 2002 and $2.3 million for the year ended December 31, 2002.

Future loan loss provisions will be based on Management's quarterly adequacy analysis of the allowance for loan losses. Management anticipates a possible further reduction in future provisions if the economy strengthens and bolsters the Company's borrowers' ability to repay or increases underlying collateral values of the loans.

Non-Interest Income

Three and nine months ended September 30, 2003 and 2002

Non-interest income consists of the following components:

	Three Months Ended		Nine Months Ended
(unaudited)	September 30,		September 30,
(dollars in thousands)	2003	2002	2003	2002
Service charge on deposit accounts	$211	$191	$695	$540
Gains on loans sold	1,110	1,323	4,106	3,495
Mortgage brokerage fees	336	858	1,830	2,169
Fiduciary income	70	63	240	205
Escrow fees	244	311	905	726
Credit Card income	175	142	471	399
ATM income	13	4	39	69
Safe deposit box fees	-	1	27	28
Increase in cash surrender value of BOLI	74	-	74	-
Loss on sale of repossessed assets	(87)	(42)	(50)	(21)
Gain on sale of available-for-sale securities	-	49	-	88
Other miscellaneous fees and income	29	73	42	87

Total non-interest income	$2,175	$2,973	$8,379	$7,785

Non-interest income was $2.2 million for the quarter ended September 30, 2003, a decline of $798,000 from $3.0 million for the same period of 2002. For the nine-month periods ended September 30, 2003 and 2002, non-interest income was $8.4 million and $7.8 million, respectively, an increase of $594,000. Non-interest income generated by the mortgage banking segment continued to account for the majority of the total non-interest income for the periods. Gains on loans sold, mortgage brokerage fees, and escrow fees were $1.7 million, which accounted for 77.3% of the total non-interest income for the third quarter of 2003, and were $2.5 million or 83.3% for the same period of 2002. These income categories were $6.8 million, or 81.0% of the total non-interest income for the first three quarters of 2003, and were $6.4 million or 82.1% of the total non-interest income for the same period of 2002. The non-interest income generated by the mortgage banking segment is expected to continue to decrease as the volume of mortgage loans originated are declining. An investment of $8.0 million in bank owned life insurance (BOLI) during the third quarter of 2003 has generated $74,000 of non-interest income. Write-downs of the carrying value of certain repossessed assets generated a loss of $87,000 during the period.

Non-Interest Expense

Three and nine months ended September 30, 2003 and 2002

Non-interest expense consists of the following components:

	Three Months Ended		Nine Months Ended
(unaudited)	September 30,		September 30,
(dollars in thousands)	2003	2002	2003	2002
Salaries and employee benefits	$2,208	$2,897	$7,297	$7,915
Net occupancy and equipment	566	572	1,778	1,740
Amortization of intangible assets	66	66	199	199
Net cost of operation of other real estate owned	46	78	147	209
Business taxes	79	139	310	438
Data processing and communications	126	129	363	382
Stationery and supplies	54	68	169	231
Credit card expense	163	135	469	382
Travel and education	65	61	202	147
Loan expense	268	187	469	395
Advertising	47	53	103	135
Professional fees	329	326	1,275	862
Postage and freight	104	131	335	371
Contracted temporary employees	45	20	338	71
FDIC insurance	119	140	390	430
Other miscellaneous expenses	120	206	685	657

Total non-interest expense	$4,405	$5,208	$14,529	$14,564

Total non-interest expenses declined $803,000 to $4.4 million for the quarter ended September 30, 2003 compared to $5.2 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, total non-interest expenses of $14.5 million were relatively unchanged from $14.6 million for the same period of 2002.

Salary expenses have declined when comparing both the three and nine months ended September 30, 2003 to the same periods of 2002. At September 30, 2003, the Company had 172 full-time equivalent employees compared to 198 at September 30, 2002. During the third quarter of 2003, the volume of mortgage loans originated declined, contributing to a lower commission expense when compared to the third quarter of 2002. During the third quarter of 2003, Bay Mortgage originated $96.4 million of mortgage loans, down $37.5 million from $133.9 million originated during the third quarter of 2002. Also included in salary expenses are ordinary annual wage increases for many existing employees.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense was relatively steady when comparing the three and nine month periods ended September 30, 2003 to the corresponding periods of 2002.

Although the FDIC insurance premium rate remains unchanged at $.17 per $100 of domestic deposits when comparing the quarters and nine month periods ended September 30, 2003 and 2002, the total expense has declined due to a reduction in deposit volume. The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0162 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Professional fees include exam and audit expenses, accounting, consulting and legal fees, and other professional fees. These expenses were unchanged from quarter to quarter, but have increased to $1.3 million for the nine months ended September 30, 2003 compared to $862,000 for the nine months ended September 30, 2002 Approximately $63,000 of the $413,000 increase comparing the nine month periods is legal expenditures for advice and opinions related to contracts, regulatory documentation, collection and repossession of loans, and various other administrative issues. Another $287,000 of the remaining increase comparing the nine month periods is attributable to consultation to establish or improve internal controls and procedures to improve regulatory reporting, and for employee placement services.

Loan expenses for the nine month period ended September 30, 2003 include approximately $100,000 resulting from the write-off of prepaid mortgage loan expenses. These expenses, including appraisals and credit reports, were prepaid on behalf of potential borrowers when they applied for a mortgage loan. In some cases, these expenses were not collected from the borrower at the close of the loan, or the loan never closed. A recent review of prepaid mortgage expenses indicated these items should be charged to expense.

Contracted temporary employees have been utilized during 2003 to assist management on various special projects and to help during the transition of new management. The third quarter saw a reduction in the number and cost of these temporary employees, a trend Management expects to continue for the remainder of 2003. Business taxes are based on adjusted revenues, and the expense has declined when comparing the periods of 2003 to the periods of 2002 as overall revenues have declined. Although credit card expenses have increased during the three and nine months ended September 30, 2003 when compared to the same periods of 2002, an increase to the non-interest income associated with credit card fees has offset the higher expenses.

Income Taxes

Three months ended September 30, 20003 and 2002

During the third quarter of 2003 the provision for income taxes was $147,000 compared to $287,000 for the third quarter of 2002. These provisions resulted in an effective tax rate of 31.5% and 35.8% for the quarters ended September 30, 2003 and 2002, respectively.

Nine months ended September 30, 2003 and 2002

During the first three quarters of 2003 the provision for income taxes was $659,000 compared to $346,000 for the first three quarters of 2002. These provisions resulted in an effective tax rate of 34.6% and 17.7% for the same periods of 2003 and 2002, respectively. The second quarter of 2002 includes a $375,000 tax benefit related to the reversal of a deferred tax valuation allowance resulting from the sale of BFC in the first quarter of 2002. The sale of BFC generated a capital loss for tax purposes and a deferred tax asset on the Company's books, which was fully reserved as of the end of the first quarter of 2002. During the second quarter of 2002, the Company identified certain strategies for federal income tax purposes that resulted in the reversal of the valuation allowance with a corresponding income tax benefit of $375,000 for the period. The effective tax rate for the third quarter of 2002, excluding the $375,000 benefit, was 36.9%. The results from discontinued operations and the cumulative effect of a change in accounting principles disclosed on the consolidated statements of income are net of income taxes.

Loans

Total loans outstanding were $167.3 million and $194.5 million at September 30, 2003 and December 31, 2002, respectively. Loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $41.2 million at September 30, 2003 and $39.9 million at December 31, 2002. In addition, the Company had $11.2 million of loans held-for-sale at September 30, 2003 compared to $63.6 million at December 31, 2002. During the first nine months of 2003, the Company funded $334.8 million of loans to be sold into the secondary market, and delivered $391.3 million to the market. This compares to $312.4 million funded and $304.0 million delivered during the first nine months of 2002.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)	September 30, 2003		December 31, 2002
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$37,585	22.39%	$42,200	21.62%
Real estate construction	19,976	11.90%	37,229	19.07%
Real estate commercial	78,915	47.00%	82,763	42.41%
Real estate mortgage	27,534	16.40%	28,370	14.53%
Consumer and other	3,886	2.31%	4,626	2.37%
	167,896	100.00%	195,188	100.00%
Deferred loan fees	(589)		(682)
Total loans	167,307		194,506
Allowance for loan losses	(5,621)		(6,150)
Total loan, net	$161,686		$188,356

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

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $5.6 million and $6.2 million at September 30, 2003 and December 31, 2002, respectively, a decline of approximately $600,000. The allowance, as a percentage of total loans, increased from 3.2% at year-end 2002 to 3.4% at September 30, 2003. Management believes the allowance for loan losses at both September 30, 2003 and December 31, 2002 is adequate to absorb potential losses.

In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.6 million at September 30, 2003 compared to $4.1 million at December 31, 2002. The general allowance has decreased from period to period as the volume of total loans has declined, and as loans on the Company's watch list requiring a higher reserve allocation have been upgraded to levels requiring a smaller reserve percentage. During the first nine months of 2003, the volume of loans on the Company's watch list has decreased by approximately $9.3 million.

At September 30, 2003, approximately $2.1 million of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific loans, an increase from $1.6 million at December 31, 2002.

The combined special and unallocated allowance was $876,000 and $460,000 at September 30, 2003 and December 31, 2002, respectively. Although the volume of loans requiring specific or general reserves has declined, the combined special and unallocated allowance has increased to reflect imprecision in the valuation process and the continuing weakness in local economies.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

(unaudited)	Nine Months Ended		Year Ended
(balances exclude amounts from discontinued operations)	September 30,		December 31,
(dollars in thousands)	2003	2002	2002
Loans outstanding at end of period, net of deferred fees (1)	$167,307	$215,266	$194,506
Average loans outstanding during the period	$176,470	$224,155	$219,231
Allowance for loan losses, beginning of period	$6,150	$5,710	$5,710
Loans charged off:
Commercial	818	925	2,111
Real Estate	488	164	415
Consumer	71	7	7
Credit Cards	30	79	83
Total loans charged-off	1,407	1,175	2,616

Recoveries:
Commercial	84	78	99
Real Estate	205	126	156
Consumer	52	1	1
Credit Cards	7	16	17
Total recoveries	348	221	273
Provision for loan losses	530	1,007	2,783
Allowance for loan losses, end of period	$5,621	$5,763	$6,150

Net loans charged-off during the period	1,059	954	2,343
Ratio of net loans charged-off to average loans outstanding	0.60%	0.43%	1.07%
Ratio of allowance for loan losses to loans at end of period	3.36%	2.68%	3.16%

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

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

(unaudited)	September 30,	December 31,
(dollars in thousands)	2003	2002
Loans on non-accrual status	$5,481	$5,097
Loans past due greater than 90 days but not on non-accrual status	15	982
Other real estate owned	1,233	1,304
Other repossessed assets	2	4
Total non-performing assets	$6,731	$7,387

Total assets	$273,574	$345,164

Percentage of non-performing assets to total assets	2.46%	2.14%

At September 30, 2003 non-performing assets were $6.7 million or 2.46% of total assets compared to $7.4 million or 2.14% of total assets at December 31, 2002. Comparing the balances at December 31, 2002 to the balances at September 30, 2003, an increase of $384,000 in total non-accrual loans has been offset by a decrease of $967,000 in loans over 90 days past due but still accruing, and a decline of $71,000 in the balance of other real estate owned. Approximately $4.5 million of the $5.5 million of non-accrual loans at September 30, 2003 are primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its routine assessment of the allowance for loan losses as discussed above.

Other real estate owned was $1.2 million at September 30, 2003, a slight decrease compared to $1.3 million at December 31, 2002. During the first nine months of 2003, multiple properties were sold or had a reduction in their carrying value resulting in a $1.7 million decline in the balance of other real estate owned. During the same time period of 2003, $1.6 million of properties were repossessed and added to the carrying value of other real estate owned.

The Company is actively working on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. As these impaired loans are brought current, charged-off, or the repossessed collateral sold, the level of non-performing assets is expected to decrease.

Consistent with the Company's strategy to reduce the level of non-performing assets, subsequent to September 30, 2003, $5.3 million of commercial and real estate loans were sold to investors at an average of 76% of loan balance at the time of sale, net of selling costs. Approximately $4.3 million of these loans were reported on non-accrual status at September 30, 2003. The difference between the sales price and the loan balance was charged against the allowance for loan losses, resulting in a reduction to the allowance of approximately $1.3 million.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

As of September 30, 2003, approximately $10.8 million of the securities portfolio is scheduled to mature within one year, and another $2.3 million is callable within one year. The maturities of mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the current expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. Currently, the Company is permitted to borrow, for periods of up to one year, amounts equal to a discounted value of assets, including certain loans and securities, physically delivered to the FHLB. The Company's current advances from the FHLB have original maturities ranging from 4 through 15 years and at September 30, 2003, bear interest at rates ranging from 6.11% to 8.62%. The remaining maturities of the Company's FHLB advances range from 6 months through 6 years. Because the Company had excess cash on hand during the first nine months of 2003, $10.1 million of advances matured and were not renewed. At September 30, 2003, $5.7 million in advances were outstanding from the FHLB compared to $15.8 million at December 31, 2002.

Currently, the Company's relatively high liquidity is related to changes in the origination volume of loans held-for-sale. In order to take advantage of income generated from high volumes of mortgage lending during 2002 and 2001, the Company utilized brokered certificates of deposit to help fund the mortgage lending growth. As loans held-for-sale and other loan volumes have declined, the excess funds generated have been deposited in the Company's cash account with the FHLB. To offset this increase in cash and the resulting increase in liquidity, high rate brokered certificates of deposit have not been renewed as they mature. At September 30, 2003, brokered certificates of deposit have decreased to $14.6 million or 6.4% of total deposits compared to $29.7 million or 10.2% of total deposits at December 31, 2002 and to $56.7 million or 18.0% of total deposits at December 31, 2001. An additional $18.8 million of public funds certificates of deposit matured during the first three quarters of 2003, and have not been renewed. During the first nine months 2003, total loans have decreased $27.2 million and loans held-for-sale have declined $52.4 million, offsetting the reduction in deposits and FHLB borrowings.

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

The following table presents selected capital information for the Company and the Bank as of September 30, 2003 and December 31, 2002:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2003
Total risk-based capital:
Consolidated	$32,143	16.02%	$16,049	>8.00%	$20,062	>10.00%
Bank	$33,363	16.64%	$16,037	>8.00%	$20,047	>10.00%
Tier 1 risk-based capital:
Consolidated	$29,596	14.75%	$8,025	>4.00%	$12,037	>6.00%
Bank	$30,819	15.37%	$8,019	>4.00%	$12,028	>6.00%
Tier 1 (leverage) capital:
Consolidated	$29,596	10.47%	$11,303	>4.00%	N/A	N/A
Bank	$30,819	10.91%	$11,296	>4.00%	$14,120	>5.00%

December 31, 2002
Total risk-based capital:
Consolidated	$30,732	12.56%	$19,582	>8.00%	$24,477	>10.00%
Bank	$31,380	12.83%	$19,564	>8.00%	$24,455	>10.00%
Tier 1 risk-based capital:
Consolidated	$27,634	11.29%	$9,791	>4.00%	$14,686	>6.00%
Bank	$28,285	11.57%	$9,782	>4.00%	$14,673	>6.00%
Tier 1 (leverage) capital:
Consolidated	$27,634	8.05%	$13,728	>4.00%	N/A	N/A
Bank	$28,285	8.28%	$13,668	>4.00%	$17,085	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). Currently, under a regulatory consent order issued by the FDIC, Cowlitz Bank is required to maintain a Tier 1 leverage capital ratio of at least 8%. Management believes that as of September 30, 2003 and December 31, 2002, Cowlitz Bancorporation and Cowlitz Bank met or exceeded all relevant capital adequacy requirements.

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

Specifically, the Bank has not paid any dividends, has revised its strategic, profitability, and liquidity plans, which have been submitted to the FDIC for review, and has provided progress reports as required by the Order. The Bank's current Tier 1 leverage ratio is 10.91%, exceeding the requirement to maintain Tier 1 capital at 8% of the Bank's total assets. Management believes that it has followed the provisions of the Order that require the Bank to establish and maintain an adequate allowance for loan losses and to refrain from extending credit to borrowers as outlined in the Order. The Bank's previously engaged internal audit firm has undertaken a full audit of the Bay Mortgage division. An internal auditor has been hired and will work with the Bank's current internal audit firm to formulate and implement an effective internal audit policy. From December 31, 2002 to September 30, 2003, the amount of classified assets identified in the examination had been reduced to 35.5% of Tier 1 capital plus the allowance for loan and lease losses. The objective of no more than 50% has been reached prior to the November 30, 2003 target date. Subsequent to the sale of non-performing assets during October 2003 as discussed under the "non-performing assets" header, this ratio has declined to 22.9% at October 31, 2003, below the December 31, 2004 requirement of no more than 25%.

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

Item 4. Controls and Procedures

In July 2003, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

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

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

            b.    The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003
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

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003

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

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003

/s/ Donna P. Gardner
 Donna P. Gardner, Chief Financial Officer
Cowlitz Bancorporation

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

November 12, 2003