Form 10-K
period 2003-12-31
COWLITZ BANCORPORATION
filed 2004-03-30
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

Securities and Exchange act of 1934
For the fiscal year ended December 31, 2003
Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1529841
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes[ ] No [X]

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2003, was $26,093,000.

Common Stock, no par value, outstanding as of February 29, 2004: 3,907,352

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrants proxy statement for the 2004 annual meeting of shareholders are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Securities Holders	12
PART II
Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	14-36
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	37-39
Item 8.	Financial Statements and Supplementary Data	40-69
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9a.	Controls and Procedures	70
PART III
Item 10.	Directors and Executive Officers of the Registrant	70
Item 11.	Executive Compensation	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item 13.	Certain Relationships and Related Transactions	70
Item 14.	Principal Accounting Fees and Services	70
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	70
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

PART I

Item 1. Business

Introduction

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. Cowlitz Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Oregon branches of Bay Bank were previously operated under the name Northern Bank of Commerce (NBOC). Cowlitz Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington. During much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003.

The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, and trust services. The Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation ("BFC"), from 1998 until its sale in February 2002. The Company's goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service.

During 2003, the Company recorded net income of $117,000 or $0.03 per diluted share. At December 31, 2003, the Company had total assets of $268.8 million, total liabilities of $237.0 million, and total shareholders' equity of $31.8 million. At December 31, 2003, total loans, net of deferred fees, were $163.5 million and total deposits were $226.5 million.

Products and Services

The Company offers a broad portfolio of products and services tailored to meet the financial needs of individuals and small business customers in its market areas. It believes this portfolio is generally competitive with the products and services of its competitors, including major regional and national banks. These products and services include:

Deposit Products. The Company offers non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or alter maturities of deposit liabilities. During times of asset growth, or as liquidity needs arise, the Company utilizes brokered deposits as a source of funding. The Company strives to establish customer relationships to attract core deposits in non-interest-bearing transactional accounts to reduce its cost of funds.

Loan Products. The Company offers a broad range of loan products to retail and business customers. The Company maintains loan underwriting standards with written loan policies and individual and branch lending limits. All new loans and renewals are reported monthly to the Company's Board of Directors. Particularly large loan commitments or participations are approved by the loan committee of the Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and an appropriate mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

Commercial Loans. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include operating lines of credit that support accounts receivables and inventory, as well as secured term loans for financing machinery and equipment. For reporting purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages or trust deeds on real property, although the loans may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and inventory or other working capital needs. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the value of collateral. In most cases, the Company requires personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by its single borrower lending limits imposed by law.

Real Estate Loans. Real estate loans are available for construction, purchase, or refinancing of residential owner-occupied or rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property. The Company provides customers access to long-term residential real estate loans through Bay Mortgage and its branch network, focusing on all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction and bridge loans.

Consumer Loans. The Company provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity, personal lines of credit and motor vehicle loans. Consumer loans can carry significantly greater risks than other loan products, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles or equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are dependent on borrowers' continuing financial stability, and are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following conservative credit guidelines and underwriting practices. The Company also offers Visa credit cards to its customers.

Trust Services. Cowlitz Bank is the only bank in Cowlitz County to offer complete in-house trust services. The trust department, located in the offices of the Main Branch in Longview, Washington, focuses on the needs of the customer, providing trust services to individuals, partnerships, corporations and institutions and acts as fiduciary of living trusts, estates and conservatorships. The trust department also acts as trustee under wills, trusts, and other plans. The Company believes these services add to the value of Cowlitz Bank as a community bank by providing local access to services that have been previously provided by out of the area financial institutions.

Internet Banking. Internet banking and cash management systems are available to both business and individual customers providing secure access to information and services from the Company's website. Business clients can avail themselves of a comprehensive cash management program which allows them to easily and securely move money between accounts, wire funds, receive funds, pay bills, and generally manage their financial resources. Retail customers have the ability to access account information, pay bills, and manage their accounts by way of the internet. The Company's website address is www.cowlitzbancorp.com. The contents of this website are not incorporated into this document or into the Company's other filings with the SEC.

Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a debit card program, automated teller machines at four branches and one off-site location and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company provides drive-through facilities at three of its branches. The Company does not currently charge fees for any of these services, with the exception of a charge to non-Bank customers for ATM usage.

Sale of Business Segment

In February 2002, the Company sold substantially all of the net assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the year ended December 31, 2002. The following table summarizes the sale transaction:

(dollars in thousands)
Net finance receivables sold	$2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$2,630
Loan payable to Company	$2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities assumed	$3,053

Pre-tax gain on sale	$423

Market areas

The Company's primary market areas in which it accepts deposits and makes loans are Cowlitz County, in southwest Washington, King County, Washington, the Portland metropolitan area in Oregon, and the surrounding counties in Washington and northwest Oregon. As a community bank, Cowlitz Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. Bay Mortgage is concentrated in southwestern Washington and northwest Oregon.

Employees

As of December 31, 2003, the Company employed a total of 131 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

Risk Factors

Exposure to Regional Economy. The Company is extremely sensitive to the economy of Cowlitz County, which is firmly dependent on manufacturing industries, including pulp and paper and wood products. These industries have been in a state of decline for the past 15 years, and Cowlitz County felt the impact particularly in 2001 and 2002. The permanent loss of at least 800 manufacturing jobs during 2001, double-digit unemployment, two contentious strikes, and increasing power rates are factors that have severely dampened the local economy. The county's unemployment rate has been 25% or more than the state of Washington average in all but one of the past 23 years. Although there have been some signs of potential improvement during 2003 including a slightly lower jobless rate and strong residential housing sales and increased values, recovery is expected to be slow. The Company's expansion into the Seattle, Washington, and Portland, Oregon markets has greatly reduced its dependence on the economy of Cowlitz County. However, the Company is still dependent on the economy in the Pacific Northwest region, which has experienced similar challenges in unemployment, increased utility costs, and general economic weakness in the Portland and Seattle metropolitan areas. In the recent past, the unemployment rates of both Washington and Oregon have exceeded national levels, and growth rates for jobs, wages, and commodity prices has been slow. The Pacific Northwest has a higher concentration of technology and aerospace companies than the balance of the nation, and these industries, have been impacted greatly during the recent economic weakness. As with Cowlitz County, there have been some positive trends, but the Pacific Northwest will most likely lag behind any national economic recovery.

Credit Risk. The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and most loans are secured by collateral, continued economic weakness or a rapid increase in interest rates could have a negative effect on collateral values or borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals, and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk. The Company's earnings are largely derived from net interest income, which includes interest income, fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company's primary objective in managing interest rate risk is to moderate the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only reprice as the liability matures.

Competition. The banking industry in the market areas in which the Company operates is generally characterized by well established, large banks based outside of the region. In addition, thrift institutions, other community banks, and credit unions compete for deposits and consumer loans. Non-traditional banking entities such as investment banking firms, insurance companies, payday loan offices, and related industries offering bank-like products, have also increased competition for deposits and loans.

The major competition for commercial and mortgage banking services in Cowlitz County comes from U.S. Bank, Key Bank, Bank of America and Columbia State Bank. None of these competitors are headquartered in Cowlitz County and many have relocated key functions (such as loan decisions) to regional offices outside of the area. Three community banks located in Longview, Hometown National Bank, Riverview Community Bank and Twin City Bank, also compete with the Company and offer community based decision-making and the personal service associated with community banking. The Bay Bank branches in Bellevue, Washington and in the Portland area are faced with a large number of competitors.

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

Regulation and Supervision

The Company and the Bank are subject to extensive federal and state regulations that significantly affect the respective activities of the Company and the Bank and the competitive environment in which they operate. These laws and regulations are intended primarily to protect depositors and the deposit insurance fund, rather than shareholders.

The description of the laws and regulations applicable to the Company and the Bank is not complete description of the laws and regulations mentioned herein or of all such laws and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank. The operations of the Company and the Bank may be affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings.

Cowlitz Bank is a state chartered commercial bank, which is not a member of the Federal Reserve System, and is subject to primary regulation and supervision by the Director of Financial Institutions of the State of Washington (the "Washington Director") and by the Federal Deposit Insurance Corporation (the "FDIC"), which also insures bank deposits. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

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

Regulatory Consent Order. On March 17, 2004, the Company received notification from the FDIC, the Bank's primary federal regulator, that the Consent Order (the "Order") issued on May 15, 2003, effective May 25, had been terminated on March 12, 2004. The Order required a series of affirmative actions to address weaknesses and deficiencies identified in an earlier examination of the Bank with respect to its condition as of September 30, 2002. Under the Order, the Bank, among other things, was required to: have and maintain qualified management as defined in the Order; refrain from paying any dividends without FDIC consent; review its strategic, profitability and liquidity plans; provide progress reports to the FDIC; maintain its well-capitalized status pursuant to a capital plan to ensure Tier 1 capital equaling or exceeding 8.0% of the Bank's total assets; establish and maintain an adequate allowance for loan and lease losses; refrain from extending credit to borrowers whose previous loans have been charged off; undertake a full internal audit of its Bay Mortgage division; retain an internal auditor and formulate and implement an effective internal audit policy; and reduce the amount of classified assets identified in the examination to no more than 50% of Tier 1 capital plus the allowance for loan and lease losses by November 30, 2003 and further reduce the amount to no more than 25% by December 31, 2004. If the Bank failed to adhere to the terms of the Order, the FDIC could have assessed civil monetary penalties or initiate other enforcement actions against the Bank, its management or the Board of Directors.

During a recent examination conducted by the FDIC and the State of Washington, the Bank's condition as of September 30, 2003 and compliance with the Order were reviewed. The regulators found evidence that the Bank was in compliance with all aspects of the Order, and authorized it to be terminated. Specifically, the Bank had: hired and maintained an effective management team; not paid any dividends; adequately revised its strategic, profitability, and liquidity plans; and provided progress reports as required by the Order. The Bank's Tier 1 leverage ratio at December 31, 2003 is 11.75%, exceeding the requirement to maintain Tier 1 capital at 8% of the Bank's total assets. The Bank has established and maintained an adequate allowance for loan losses and has refrained from extending credit to borrowers as outlined in the Order. During 2003, the Bank conducted a full internal audit of its mortgage division and hired an internal auditor who has begun to formulate and implement an effective internal audit policy. At December 31, 2003, the amount of classified assets identified in the examination had been reduced to 16.03% of Tier 1 capital plus the allowance for loan and lease losses. The objectives of no more than 50% at November 30, 2003, and 25% at December 31, 2004 were exceeded well ahead of schedule.

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

FDICIA. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total, risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Federal Reserve Board classifies a bank holding company as "well capitalized" if it has a total, risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater. The Company and the Bank are both "well-capitalized."

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

At December 31, 2003, the regulatory capital ratios for the Company and the Bank were:

	Company	Bank

Total risk-based capital to risk-weighted assets	16.38%	16.85%
Tier 1 Capital to risk-weighted assets	15.12%	15.59%
Tier 1 leverage ratio	11.39%	11.75%

Dividends. The principal source of the Company's cash revenues is dividends from Cowlitz Bank. Under Washington law, Cowlitz Bank may not pay dividends in an amount greater than its retained earnings as determined by generally accepted accounting principles. In addition, the DFI has the authority to require a state-chartered bank to suspend the payment of dividends. The FDIC has the authority to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank or if it would cause a bank to become undercapitalized. Under the terms of the Consent Order, the FDIC had required the Bank to gain permission prior to paying dividends to the Company. However, because the Consent Order was terminated on March 12, 2004, this requirement is no longer in effect.

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

The Bank is subject to provisions of the Federal Reserve Act that restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund (BIF). As an institution whose deposits are insured by BIF, Cowlitz Bank is required to pay deposit insurance premiums to BIF. FDIC regulations set deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no premium for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During 2003, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0154 per $100 of deposits per year. Any increase in deposit insurance or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law, which significantly reformed various aspects of the financial services business. Among the provisions in the GLB Act are those which:

  establish a new framework under which bank holding companies and banks can own securities firms, insurance companies and other financial companies;
  provide consumers with new protections regarding the transfer and use of their non-public personal information by financial institutions; and
  change the Federal Home Loan Bank ("FHLB") system in numerous ways including the manner of calculating the Resolution Funding Corporation obligations payable by the FHLB and a broadening of the purposes for which FHLB advances may be used.

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

Sarbanes-Oxley Act of 2002. Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 addresses public company corporate governance, auditing, accounting, executive compensation, and enhanced and timely disclosure of corporate information.

The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act provides for, among other matters:

  a prohibition on personal loans by Cowlitz to its directors and executive officers except loans in the ordinary course of business made by Cowlitz Bank;
  independence requirements for Board audit committee members and our auditors;
  certification of Exchange Act reports by the chief executive officer and the chief financial officer;
  disclosure of off-balance sheet transactions;
  expedited reporting of stock transactions by insiders; and
  increased criminal penalties for violations of securities laws.

Provisions of the Sarbanes-Oxley Act become effective at various times during the 18 months beginning July 30, 2002. The SEC has been delegated the task of adopting rules to implement various provisions, including disclosure in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, the NASD adopted new standards for listed companies. While management believes the Sarbanes-Oxley Act will increase the Company's reporting expenses, management does not believe that the Act will have a material adverse effect on the Company's business and operations.

Additional Matters. The Company and the Bank are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

The earnings of financial institutions, including the Company and the Bank, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Washington Legislature and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and the Bank in particular would be affected.

Item 2. Properties

The Company owns its main office space in Longview, Washington, occupying approximately 27,500 square feet. The Company owns branches in Kelso and Kalama, Washington, and leases facilities for banking branches in Castle Rock, and Bellevue, Washington. Four of these banking offices have automated teller machines and three provide drive-up services. Space is also leased in Vancouver, Washington for a Bay Bank loan production office and a Bay Mortgage office. In Portland, Oregon the Company leases downtown office space for a Bay Bank office and operates a limited service branch in a retirement center in Wilsonville, Oregon. Until their closure in the fourth quarter of 2003, the Company operated mortgage branches and secondary market loan sales operations in Bellevue and Seattle, Washington. During 2002 and January of 2003, the Company closed 11 of its retirement center branches located in the greater Portland area, and its Silverdale, Washington mortgage office. Business Finance Corporation leased its facilities in Bellevue, Washington, until it was sold in the first quarter of 2002. The following are all of the Company's locations.

Cowlitz Bancorporation
Cowlitz Bank Main Office
Bay Mortgage - Longview	Cowlitz Bank - Kalama	Bay Bank - Portland
927 Commerce Avenue	195 N. 1st Street	1001 SW 5th Ave., Suite 250
Longview, WA 98632	Kalama, WA 98625	Portland, OR 97204
(360) 423-9800	(360) 673-2226	(503) 222-9164

Bay Bank
Retirement Center Branch
Cowlitz Bank - Kelso	Bay Bank - Bellevue	Springridge at Charbonneau
1000 South 13th	10500 NE 8th St., Suite 1750	32200 SW French Prarie Rd
Kelso, WA 98626	Bellevue, WA 98004	Wilsonville, OR 97070
(360) 423-7800	(425) 452-1543	(503) 694-6950

Bay Mortgage - Vancouver
Cowlitz Bank - Castle Rock	Bay Bank - Vancouver
202 Cowlitz St. W.	201 NE Park Plaza Dr., Suite 296
Castle Rock, WA 98611	Vancouver, WA 98684
(360) 274-6685	(360) 944-9431

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

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were presented for a vote of the Company's shareholders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Cowlitz Bancorporation stock trades on the Nasdaq National Market under the symbol "CWLZ".

	2003			2002
	Market Price		Cash Dividend	Market Price		Cash Dividend
	High	Low	Declared	High	Low	Declared
1st Quarter	$7.59	$6.10	$-	$6.10	$5.20	$-
2nd Quarter	$8.15	$6.87	$-	$7.25	$5.60	$-
3rd Quarter	$8.90	$7.81	$-	$7.33	$6.11	$-
4th Quarter	$11.94	$8.60	$-	$7.89	$7.07	$-

During 2003 and 2002, the Company neither declared nor paid any dividends to its stockholders. As of February 29, 2004 there were 3,907,352 shares of common stock outstanding and 261 shareholders of record, which excludes shares held in street name.

(in thousands)	As of and For the Year Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data
Interest income	$16,282	$22,039	$26,104	$21,320	$13,794
Interest expense	4,962	8,611	13,382	9,940	5,248

Net interest income	11,320	13,428	12,722	11,380	8,546
Provision for loan losses	237	2,783	3,492	1,012	971

Net interest income after provision
for loan losses	11,083	10,645	9,230	10,368	7,575
Non-interest income	9,406	11,893	9,591	5,219	3,191
Non-interest expense	20,410	20,197	17,544	14,737	9,991

Income from continuing operations
before income tax (benefit) provision	79	2,341	1,277	850	775
Income tax (benefit) provision	(38)	339	669	494	375

Income from continuing operations	117	2,002	608	356	400
Income (loss) from discontinued operations,
net of tax	-	285	(2,058)	513	256

Income (loss) before cumulative effect
of a change in accounting principle	117	2,287	(1,450)	869	656
Cumulative effect of a change in
accounting principle, net of tax	-	(791)	-	-	-

Net income (loss)	$117	$1,496	$(1,450)	$869	$656

Dividends
Cash	$-	$-	$200	$281	$281
Ratio of dividends to net income	N/A	N/A	N/A	32.3%	42.8%
Per Common Share Data
Earnings per diluted share from:
Continuing operations	$0.03	$0.53	$0.16	$0.09	$0.10
Discontinued operations	-	0.07	(0.55)	0.13	0.06
Change in accounting principles	-	(0.21)	-	-	-

Total earnings per share	$0.03	$0.39	$(0.39)	$0.22	$0.16

Cash dividends paid per share	$-	$-	$0.05	$0.07	$0.07
Weighted average diluted shares outstanding	4,004,502	3,851,196	3,731,319	3,900,765	4,097,248
Balance Sheet Data (at period end)
Loans, net of deferred fees	$163,490	$194,506	$232,156	$228,994	$144,310
Allowance for loan losses	$3,968	$6,150	$5,710	$4,432	$2,225
Total assets from:
Continuing operations	$268,799	$345,164	$367,868	$290,998	$191,918
Discontinued operations	-	-	2,792	5,900	6,577

Total assets	$268,799	$345,164	$370,660	$296,898	$198,495

Total deposits	$226,480	$290,120	$315,490	$241,216	$137,607
Total liabilities from:
Continuing operations	$236,997	$313,901	$341,599	$265,873	$166,573
Discontinued operations	-	-	313	616	432

Total liabilities	$236,997	$313,901	$341,912	$266,489	$167,005

Total shareholders' equity	$31,802	$31,263	$28,748	$30,409	$31,490

Balance Sheet Data (average for period)
Average loans, net	$173,966	$219,231	$235,165	$197,081	$130,681
Average interest-earning assets	$271,771	$325,063	$324,289	$229,152	$155,606
Average total assets	$292,520	$346,345	$353,164	$254,829	$177,657
Average shareholders' equity	$32,660	$30,193	$30,701	$30,782	$31,420
Non-performing assets from:
Continuing operations	$3,225	$7,387	$7,271	$7,178	$2,791
Discontinued operations	-	-	217	661	176

Total non-performing assets (1)	$3,225	$7,387	$7,488	$7,839	$2,967

Selected Ratios
Return on average total assets	0.04%	0.43%	-0.41%	0.34%	0.37%
Return on average shareholders' equity	0.36%	4.95%	-4.72%	2.82%	2.09%
Net interest margin	4.17%	4.13%	3.92%	4.97%	5.49%
Efficiency ratio (2)	98.48%	79.76%	78.63%	88.78%	85.12%
Asset Quality Ratios
Allowance for loan losses to:
Ending total loans	2.43%	3.16%	2.46%	1.94%	1.54%
Non-performing assets from continuing
operations	123.04%	83.25%	78.53%	61.74%	79.72%
Non-performing assets to ending total assets for:
Continuing operations	1.20%	2.14%	1.98%	2.47%	1.45%
Discontinued operations	-	-	7.77%	11.20%	2.68%

Total non-performing assets to total assets	1.20%	2.14%	2.02%	2.64%	1.49%

Net loans charged-off during period	$2,419	$2,343	$2,214	$793	$515
Net loans charged-off to average loans	1.39%	1.07%	0.94%	0.40%	0.39%
Capital Ratios
Shareholders' equity to average assets	10.87%	9.03%	8.14%	11.93%	17.73%
Tier 1 capital ratio (3)	15.12%	11.29%	8.84%	9.74%	17.51%
Total risk-based capital ratio (4)	16.38%	12.56%	10.10%	10.99%	18.76%
(1) Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, and repossessed assets
(2) Non-interest expense divided by the sum of net interest income plus non-interest income
(3) Tier 1 capital divided by risk-weighted assets
(4) Total risk-based capital divided by risk-weighted assets

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

Results of Operations for the Year Ended December 31, 2003

For the twelve months ended December 31, 2003, Cowlitz Bancorporation (the "Company") recorded net income of $117,000 or $0.03 per diluted share of common stock ("per share"). This compares to net income of $1.5 million or $0.39 per share and a net loss of $1.5 million or $(0.39) per share for the corresponding periods ended December 31, 2002, and 2001, respectively. Net income for 2003 was hampered by reduced net interest income and non-interest income, without a reduction in non-interest expense. However, a relatively low provision for loan losses helped offset the higher non-interest expense.

During 2003, management devoted considerable effort to reducing the level of non-performing assets. Through charge-offs, pay-downs, foreclosures, re-negotiations with borrowers, and sales of loans and foreclosed assets, non-performing assets, which include non-accrual loans, loans past due 90 days or more, and foreclosed assets, declined 56.8% during 2003. Non-performing assets at December 31, 2002, 2001 and 2000 averaged over $7.5 million, but declined $4.2 million from $7.4 million at December 31, 2002 to $3.2 million at December 31, 2003.

During the fourth quarter of 2003, in an effort to refocus resources on its core commercial banking business and reduce earnings reliance on the cyclical mortgage lending industry, the Company's subsidiary, Cowlitz Bank (also the "Company" or the "Bank") decided to close its Bay Escrow operations and its Bay Mortgage offices and secondary market operations in Bellevue and Seattle, Washington. The Bank will no longer originate mortgage loans for sale into the secondary market, unless Management and the Board of Directors decide at some future time to recommence that form of operation. During the fourth quarter of 2003, the Company recorded non-interest expenses of approximately $1.8 million for goodwill impairment, staffing reductions, termination of building and equipment leases, and other charges related to the office closures. A substantial reduction of both non-interest income and expense is expected, as is a lessened reliance on earnings from the cyclical mortgage industry. Because the Company continues with a mortgage operation in other locations, closing the Bellevue and Seattle offices is not considered a discontinued operation for financial reporting purposes.

The Company's results of operation for the year ended December 31, 2003 were further characterized by reductions in impaired and non-performing assets, lower average interest rates on both assets and liabilities, continued maturity of higher rate certificates of deposit, and increased investment in securities and other earning assets. Interest rates were stable throughout 2003, with no significant changes to short term interest rates or to the Company's prime rate.

Just as in 2002, the Bank experienced a significant decline in loan volumes during 2003. Under the current low rate environment, many borrowers sought lower rates. While the Bank makes every effort to be competitive for and retain favorable client relationships, management also sees this time as an opportunity to encourage some customers representing weaker credits to seek alternative lending relationships. Excluding loans held-for-sale, loan volumes declined $31.0 million to $163.5 million at December 31, 2003 from $194.5 million at December 31, 2002. Under the same comparison, mortgage loans held-for-sale declined $55.2 million, a direct result of the Company's decision to cease its mortgage secondary market operations. The average balance of loans and loans held-for-sale were $197.4 million during 2003 compared with an average balance of $248.0 during 2002. Primarily because of the decline in loan and loans held-for-sale volumes, total interest income was $5.7 million lower during 2003 than during 2002.

Interest-bearing liabilities and the associated interest expense experienced similar declines during 2003 when compared to the levels of 2002. Certificates of deposits and borrowings from the Federal Home Loan Bank (FHLB) declined significantly. Certificates of deposit were $79.5 million at December 31, 2003, $55.1 million lower than $134.6 million at December 31, 2002, while the average balance was reduced to $99.7 million during 2003 from $146.6 million during 2002. Much of the reduction in certificates of deposit is due to the maturity of out-of-area and brokered certificates. FHLB borrowings were paid down $10.1 million from December 31, 2002 to December 31, 2003 and the average balance declined $8.1 million when comparing 2003 to 2002. As a result, interest expense was reduced to $5.0 million during 2003 compared to $8.6 million during 2002.

The provision for loan losses recorded during 2003 was much lower than during 2002 and 2001. Overall reductions in loan volumes from year to year have reduced the level of allowance for loan loss necessary to absorb potential losses, and required lower provision charges to support anticipated losses. As discussed above, reductions in non-performing assets have further reduced the allowance requirements as the loans remaining in the portfolio are, on average, of better quality than in the past two years. In addition, $663,000 in recoveries of previously charged-off loans recognized by Cowlitz Bancorporation were recorded as a reduction of the provision expense. These loans were associated with the Company's previously owned subsidiary, Business Finance Corporation. Normally, a recovery is recorded as an increase to the allowance for loan losses, but because there is no longer an allowance for BFC loans, these recoveries reduced the Company's overall provision.

Non-interest income was lower during 2003 when compared to 2002 and 2001 primarily due to reduced volumes of mortgage loans originated and sold into the secondary market. The majority of non-interest income for the years ended December 31, 2003, 2002, and 2001 resulted from the mortgage secondary market operations. The Bank will continue to offer mortgage lending products, but on a much smaller scale than in the recent past. Non-interest income from these activities will continue to decline in 2004.

Non-interest expense for 2003 was relatively unchanged when compared to 2002, primarily because of expenses related to the closure of Bay Escrow and the Bay Mortgage offices in Bellevue and Seattle. Because of the closure, the Bank recorded goodwill impairment of $1.5 million, the remaining value of goodwill associated with the original purchase of Bay Mortgage and Bay Escrow in 1999. In addition, expenses to terminate building and equipment leases, reduce staffing at those offices, and other related charges were recorded during 2003, further increasing non-interest expenses.

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

Another critical accounting policy of the Company is that related to the carrying value of goodwill. During the fourth quarter of 2003, the Company recorded an impairment charge to the carrying amount of its goodwill due to the Bay Escrow and Bay Mortgage office closures and cessation of the related secondary market operations. The Company still carries goodwill associated with the purchase of Northern Bank of Commerce ("NBOC"), now Bay Bank, during 2000. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company will measure, the carrying value at least annually. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. Also as required upon adoption of SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting periods of the options, the Company's net income (loss) and earnings (loss) per share would have been reduced, or losses increased, to the following pro forma amounts:

	2003		2002		2001
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	(dollars in thousands, except for share amounts)

Net income (loss)	$117	$(506)	$1,496	$1,180	$(1,450)	$(1,639)

Basic earnings (loss) per share:
Continuing operations	$0.03	$(0.13)	$0.53	$0.44	$0.16	$0.11
Discontinued operations	-	-	0.08	0.08	(0.55)	(0.55)
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	-	-

	$0.03	$(0.13)	$0.40	$0.31	$(0.39)	$(0.44)

Diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.13)	$0.53	$0.44	$0.16	$0.11
Discontinued operations	-	-	0.07	0.07	(0.55)	(0.55)
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	-	-

	$0.03	$(0.13)	$0.39	$0.30	$(0.39)	$(0.44)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for December 31, 2003, 2002, and 2001:

	2003	2002	2001

Dividend yield	0.00%	0.00%	0.93%
Expected life (years)	4.17 - 4.26	4.17	6.00
Expected volatility	48.31% - 52.11%	52.02%	16.70%
Risk-free rate	2.87% - 2.98%	4.25%	3.50%

Discontinued Operations

On February 15, 2002, the Company sold its asset-based lending subsidiary, Business Finance Corporation (BFC), to an independent third party. An after-tax gain of $279,000 was recorded on the sale, and, along with the results of operations of BFC, is recorded within the consolidated income statement as net income from discontinued operations. All previously issued consolidated financial statements have been restated to also disclose the assets, liabilities, and operations of BFC as discontinued operations. BFC's discontinued operations resulted in income net of tax of $285,000 or $0.07 per diluted share during 2002, a net loss of $2.1 million or $(0.55) per diluted share during 2001, and $513,000 or $0.13 per diluted share during 2000.

The net loss from discontinued operations during 2001 was partially due to a $1.6 million provision for loan losses recorded to fully reserve for the charge-off of certain accounts receivable at BFC in which collection was considered doubtful. An extensive internal review of BFC receivables, including the adequacy of underlying collateral and the financial strength of borrowers, uncovered numerous deficiencies. Although these receivables were previously monitored in accordance with the Company's existing loan loss allowance procedures, the rapid decline in the economy during 2001 prompted management to further review, evaluate, and charge-off problem credits beginning in early 2001. Preliminary market research and discussions with potential buyers of BFC during the summer of 2001 also indicated that many of these credits were not saleable under the declining economic conditions, the resulting weakness of collateral values, and these borrowers' decreasing ability to repay. Many of the borrowers that had been working with management earlier in the year to avoid defaulting on their financing were adversely affected by the continued weakening of the economy, pushing several of them to file bankruptcy in mid to late 2001. These borrowers' pending bankruptcies accounted for over $1.1 million of the impairment charge taken in 2001, and $822,000 of the $1.1 million was attributable to one real estate company. Of the $1.6 million charge-off, $954,000 was related to construction or real estate companies, $293,000 was for companies in the communications industry, and $48,000 was related to manufacturing and industrial companies.

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

	As of and For the Year Ended December 31,

		2003			2002			2001

	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

ASSETS:
Loans and loans held-for-sale (1)	$197,357	$14,586	7.39%	$247,966	$19,725	7.95%	$275,043	$23,965	8.71%
Taxable securities	35,349	1,089	3.08%	43,959	1,604	3.65%	16,655	848	5.09%
Non-taxable securities (2)	2,569	155	6.03%	380	20	5.26%	200	11	5.50%
Federal funds sold	5,464	57	1.04%	3,281	52	1.58%	544	14	2.57%
Interest-earning balances due
from banks and FHLB stock	31,032	448	1.44%	29,477	643	2.18%	31,847	1,269	3.98%

Total interest-earning assets (2)	271,771	16,335	6.01%	325,063	22,044	6.78%	324,289	26,107	8.05%
Cash and due from banks	10,123			11,947			11,745
Premise and equipment	4,269			4,786			5,435
Allowance for loan loss	(5,683)			(5,762)			(3,938)
Bank-owned life insurance	3,399			-			-
Net intangibles	2,711			3,280			3,812
Other assets	5,930			6,636			6,109
Net assets of discontinued
operations	-			395			5,712

Total assets	$292,520			$346,345			$353,164

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Savings and interest-bearing
demand deposits	$96,884	$1,141	1.18%	$99,627	$1,714	1.72%	$89,336	$2,600	2.91%
Certificates of deposit	99,701	3,117	3.13%	146,551	5,920	4.04%	164,736	9,382	5.70%
Federal funds purchased	2,261	16	0.71%	3,464	44	1.27%	3,523	115	3.26%
FHLB and other borrowings	10,633	688	6.47%	18,851	933	4.95%	20,166	1,285	6.37%

Total interest-bearing liabilities	209,479	4,962	2.37%	268,493	8,611	3.21%	277,761	13,382	4.82%
Non-interest-bearing deposits	48,346			44,593			41,652
Other liabilities	2,035			3,029			2,513
Net liabilities of discontinued
operations	-			37			537

Total liabilities	259,860			316,152			322,463
SHAREHOLDERS' EQUITY:	32,660			30,193			30,701

Total liabilities and
shareholders' equity	$292,520			$346,345			$353,164

Net interest income (2)		$11,373			$13,433			$12,725

Net interest spread			3.64%			3.57%			3.23%

Yield on average interest-earning assets			6.01%			6.78%			8.05%
Interest expense to average
interest-earning assets			1.83%			2.65%			4.13%

Net interest income to average interest-
earning assets (net interest margin)			4.18%			4.13%			3.92%

(1)	Loans and loans held-for-sale include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities has been computed on a 34 percent tax equivalent basis.

The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense and attributes such dollar amounts to changes in volume or changes in rates. Rate/volume variances have been allocated to volume changes:

	Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Interest-earning balances due
from banks	$22	$(217)	$(195)	$(52)	$(574)	$(626)
Federal funds sold	23	(18)	5	43	(5)	38
Investment security income:
Taxable securities	(265)	(250)	(515)	996	(240)	756
Non-taxable securities	135	-	135	9	-	9
Loans and loans-held-for-sale	(3,740)	(1,399)	(5,139)	(2,154)	(2,086)	(4,240)

Total interest income	(3,825)	(1,884)	(5,709)	(1,158)	(2,905)	(4,063)

Interest Expense:
Savings and interest-bearing
demand deposits	(32)	(541)	(573)	177	(1,063)	(886)
Certificates of deposit	(1,465)	(1,338)	(2,803)	(735)	(2,727)	(3,462)
Federal funds purchased	(9)	(19)	(28)	(1)	(70)	(71)
FLHB and other borrowings	(532)	287	(245)	(65)	(287)	(352)

Total interest expense	(2,038)	(1,611)	(3,649)	(624)	(4,147)	(4,771)

Net Interest Spread	$(1,787)	$(273)	$(2,060)	$(534)	$1,242	$708

Interest-Earnings Assets. The yield earned on loans outstanding (including residential mortgage loans held-for-sale) during 2003 was 7.39% compared to 7.95% in 2002, and 8.71% in 2001. The rate and average volume of loans from 2002 to 2003 both declined, causing the total interest income on loans to decrease to $14.6 million in 2003 compared to $19.7 million for 2002 and $24.0 million in 2001. The yield earned on taxable securities decreased to 3.08% in 2003 from 3.65% in 2002 as longer term securities earning a higher rate have matured and been replaced at current, lower rates. The combination of average interest-earning balances due from banks and federal funds sold increased slightly during 2003 when compared to 2002 and 2001, but the yield earned on these assets continued to decline. The total tax-equivalent yield earned on all interest-earning assets declined to 6.01% in 2003 from 6.78% and 8.05% for the years 2002 and 2001, respectively. The decline in yields earned is primarily due to borrowers taking advantage of the current low rate environment by refinancing their higher rate loans with the Company or establishing lending relationships elsewhere.

Interest-Bearing Liabilities. With the exception of FHLB and other borrowings, the rates paid for each category of interest-bearing liabilities was significantly lower during 2003 than during 2002 and 2001. The yield on savings and interest-bearing demand deposit accounts decreased to 1.18% during 2003 compared to 1.72% and 2.91% in 2002 and 2001, respectively. Certificates of deposit also showed a decline in average rates paid to 3.13% during 2003 from 4.04% in 2002 and 5.70% in 2001. As certificates of deposit matured during 2003, they were either not renewed or replaced at lower rates. The decline in certificates of deposit volume is also due to the maturity of brokered deposits that management brought in to fill liquidity needs during the mortgage lending growth experienced during 2002 and 2001. FHLB and other borrowings declined in volume, but the average rate increased as short-term low rate borrowings matured during 2003 and were not re-borrowed. For all interest-bearing liabilities, the average rate paid decreased to 2.37% in 2003 from 3.21% in 2002, and 4.82% in 2001.

Net interest income for the year ended December 31, 2003 was $11.3 million, a decrease of 15.7% from $13.4 million in 2002, which was $700,000 higher than 2001. The tax-equivalent net interest margins for the periods ended December 31, 2003, 2002, and 2001 were 4.18%, 4.13%, and 3.92%, respectively. Interest expense as a percentage of average earning assets decreased to 1.83% in 2003, compared to 2.65% in 2002 and 4.13% in 2001.

During 2003, the national federal funds interest rate, and the Company's prime rate, remained unchanged, while there was one decline of 0.50% in November 2002. This compares to 2001 when those rates fell 11 times for a total decrease of 4.75%. In addition, both interest-earning assets and interest-bearing liabilities have seen a change in the mix of their respective components. The average volume of loans, taxable investment securities, certificates of deposit, and FHLB and other borrowings are noticeably lower. Interest spread and interest margin have both increased when comparing 2003 to 2002, while yields and costs have declined under the same comparison.

Total interest earned and total interest paid both decreased significantly from 2001 to 2002 and again in 2003. Both volumes and rates declined in almost every category comparing 2003 to 2002, accounting for the decreases in interest income and expense. Declines in both rates and average balances on loans and certificates of deposit affected 2003 most significantly as set forth in the previous table. Total volumes of interest-earning assets and average interest-bearing liabilities changed very little from 2001 to 2002, but the mix changed significantly. The average loan volume comparing 2002 to 2001 decreased $27.0 million, but was offset by an increase of $27.4 million of average investment securities. The average certificate of deposit balance declined $18.1 million, and average saving and interest bearing demand deposit balances increased $10.3 million. This change in mix caused a slight increase in the net interest margin, which increased 0.21% to 4.13% during 2002.

Provision for Loan Losses

The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on the current volume of loans, anticipated changes in loan volumes, past charge-off experience, management's assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See the "Allowance for Loan Losses" disclosure for a more detailed discussion.

The Company's provision for loan losses was $237,000 for the year ended December 31, 2003. For the years ending December 31, 2002 and 2001 the provision was $2.8 million and $3.5 million, respectively. At December 31, 2003, the allowance for loan losses was 2.43% of total loans compared to 3.16% and 2.46% at December 31, 2002 and 2001, respectively.

Several factors contributed to a lower provision expense during 2003 compared to 2002 and 2001. The primary factor is a reduction in overall loan volumes during the periods. Total loans declined to $163.5 million at December 31, 2003 from $194.5 million at December 31, 2002. As loan volumes are reduced, the allowance for losses associated with those loans remains, and smaller provisions are necessary to maintain an adequate reserve. In addition, the level of non-performing loans has declined significantly at December 31, 2003 when compared to the levels at the same period of 2002 and 2001. As the quality of the loan portfolio improves, the necessary allowance for loan losses decreases resulting in a lower loan loss provision. Finally, the provision for 2003 was reduced by recoveries of loans previously charged-off at the Company's former subsidiary, Business Finance Corporation. These recoveries would normally be credited to the allowance for loan losses of the entity that recorded the original charge-off, but because BFC was no longer a part of the Company, there was no allowance to credit. Instead, these recoveries were recorded at the Holding Company as a reduction of the overall provision expense. Without these recoveries totaling $663,000, the provision for loan losses in 2003 would have been $900,000.

The 2002 provision for loan losses included $1.2 million resulting from the charge-off of $900,000 for a portion of one loan involving invoice factoring, and a $300,000 increase in the allowance for loan loss associated with the remaining balance due from this borrower. The additional provisions of $1.6 million were taken during 2002 to increase the reserve against potential losses on loans that were downgraded within the Company's "Watch List."

During 2001, an estimated $2.2 million provision was recorded to reserve for downgraded or newly identified potential problem loans. As the local, regional, and national economies struggled during 2001, management closely monitored the Bank's credits, and was conservative when assessing them. Any deficiencies in collateral valuations or a borrower's ability to repay resulted in prompt action by management to more closely scrutinize, downgrade, allocate specific reserves against, or charge-off the loan. In connection with the NBOC acquisition in 2000, a $1.0 million escrow account was established by NBOC stockholders to reimburse the Company for potential charge-offs of impaired loans discovered after the purchase. Subsequent to the purchase of NBOC, $1.2 million of loans to a group of related borrowers, which were performing at the purchase date, became impaired. In December 2001, these loans were charged-off, and a recovery of $1.0 million was recorded from the reimbursement of the escrow account.

Non-interest income

Non-interest income consists of the following components:

	For the Year Ended December 31,
	2003	2002	2001

Service charges on deposit accounts	$858	$752	$737
Gains on loans sold	4,404	5,655	4,872
Mortgage brokerage fees	1,992	3,221	2,450
Fiduciary income	320	275	238
Escrow fees	961	1,140	895
Credit card income	633	547	507
Increase in cash surrender value of bank-owned life insurance	170	-	-
ATM income	51	90	82
Safe deposit box fees	28	28	32
Loss on sale of repossessed assets	(13)	(113)	(429)
Gain (loss) on sale of available-for-sale securities	(9)	183	89
Other miscellaneous fees and income	11	115	118

Total non-interest income	$9,406	$11,893	$9,591

Total non-interest income was $9.4 million for the year ended December 31, 2003 compared to $11.9 million and $9.6 million for the year ended December 31, 2002 and 2001, respectively. The majority of non-interest income has been generated from income on residential mortgage loans originated by Bay Mortgage. During 2003, the Bank decided to cease its secondary market and escrow operations and close its Bellevue and Seattle mortgage offices in order to focus more Company resources on commercial lending activities. This shift will ultimately reduce the level of non-interest income significantly by eliminating gains on loans sold, escrow fees, and reducing mortgage brokerage fees in future periods.

Low mortgage interest rates during 2002 and 2001, generated significant mortgage lending activity, but tapered off toward the end of 2003, resulting in lower non-interest income from mortgage and escrow activities. Relatively low mortgage interest rates attracted consumers to refinance existing mortgages, apply for new mortgage or construction loans, or request bridge loans for short-term financing. Each of these types of loans generates non-interest income for the Bank. Mortgage and escrow non-interest income was $7.4 million during 2003, a decrease from $10.0 million during 2002 and $8.2 million during 2001. Gains on loans sold decreased approximately $1.3 to $4.4 million in 2003 from $5.7 million in 2002. Escrow fees were $961,000 during 2003 compared to $1.1 million and $895,000 in 2002 and 2001, respectively. Brokerage fees, which include points and processing fees on loans held-for-sale and fees collected from lenders Bay Mortgage brokers loans to, also declined during 2003. Brokerage fees were $2.0 million in 2003 compared to $3.2 million in 2002 and $2.5 million in 2001.

During 2003, the Bank made an $8.0 million investment in bank owned life insurance (BOLI). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Non-interest income is generated tax-free from the increase in the policies' underlying investments made by the insurance company. Non-interest income was reduced, however, in 2003 by $13,000, by $113,000 in 2002, and by $429,000 in 2001 for losses taken on the sales of repossessed assets. These losses occur when the Bank's recorded value in a repossessed asset, usually real property, is higher than the amount actually realized upon sale of the asset. The Company recorded a net loss on the sale of securities available-for-sale of $9,000 and net gains of $183,000 and $89,000 during 2003, 2002 and 2001, respectively.

Non-interest Expense

Non-interest expense consists of the following components:

	For the Year Ended December 31,
	2003	2002	2001

Salaries and employee benefits	$9,478	$10,722	$9,085
Net occupancy and equipment	2,564	2,260	2,387
Amortization of intangible assets	265	265	489
Goodwill impairment	1,472	-	-
Net cost of operation of other real estate owned	196	260	150
Business taxes	12	606	602
Data processing and communications	454	512	524
Stationery and supplies	233	337	368
Credit card expense	616	527	408
Travel and education	288	401	321
Loan expense	746	503	564
Advertising	171	180	207
Professional fees	1,527	1,491	476
Postage and freight	426	484	476
Temporary help	377	106	105
FDIC insurance	505	557	214
Other miscellaneous expenses	1,080	986	1,168

Total non-interest expense	$20,410	$20,197	$17,544

Total non-interest expense was relatively unchanged during 2003 compared to 2002 and $2.9 million higher than during 2001. Much of the increase in non-interest expense from 2001 to 2002 and 2003 was the direct result of a high volume of mortgage lending at Bay Mortgage. Additionally, non-interest expenses of approximately $1.8 million were recorded during 2003 in connection with the Bank's decision to close its Bay Mortgage offices in Bellevue and Seattle and cease its secondary market function. These expenses include the write-off of the carrying value of goodwill associated with the acquisition of Bay Mortgage and Bay Escrow in 1999, charges to terminate building and equipment leases, costs of staff reductions, and other related expenses. Non-interest expense for the mortgage segment during 2003 was $9.3 million compared to $8.8 million in 2002 and $6.7 million in 2001. The mortgage segment accounted for 77.8% of the total increase in non-interest expense between 2001 and 2002. Salaries and employee benefits, professional fees, and the FDIC insurance charges are the categories that account for the majority of the increase during 2002 when compared to 2001. With the reduction in mortgage operations, management expects to see a significant decline in non-interest expenses in future periods.

A measure of the Company's ability to contain non-interest expenses is the efficiency ratio. This ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. The Company's efficiency ratio was 98.5%, 79.8%, and 78.6% for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 ratio would have been approximately 89.8% excluding the $1.8 million in expenses related to the Bay Mortgage office closure discussed above.

Salaries, benefits, and commissions expense were $9.5 million during 2003 compared to $10.7 million during 2002 and $9.1 million during 2001. A decline in mortgage lending activity during 2003 reduced fee income and the resulting commissions paid to mortgage loan originators. Mortgage commission expense was approximately $1.2 million lower during 2003, accounting for the majority of the decline in salary and employee benefits expense. From 2001 to 2002, commission expense increased nearly $1.0 million based on the higher level of fee income generated by the mortgage segment. Employee turnover also contributed to higher salary costs during 2002 as severance or hiring bonuses were paid, or salaries for specific positions overlapped during training periods. Also included in salary expenses are ordinary wage increases for existing employees, which generally range from three to six percent each year. At December 31, 2003, the Company had 131 full-time equivalent employees compared to 200 and 199 at December 31, 2002 and 2001, respectively. The majority of the decline is from the Bay Mortgage and Escrow offices that were closed during the fourth quarter of 2003.

Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense increased to $2.6 million from the 2002 and 2001 levels of $2.3 million and $2.4 million, respectively. The increase in 2003 was primarily due to the prepayment of lease expenses on the closure of Bay Mortgage Bellevue and Seattle offices.

During 2003 and 2002, amortization of intangibles was $265,000 compared to $489,000 during 2001. The decrease from 2001 is the result of the Company's adoption of SFAS No. 142, in which amortization expense is no longer recognized on unidentifiable intangible assets, including the Company's goodwill. Prior to the adoption of SFAS No. 142, which effectively stopped goodwill amortization, all goodwill had been amortized on a straight-line basis over a 15-year period. The intangible asset associated with the deposit premium continues to amortize and resulted in the amortization expense of $265,000 for 2003 and 2002. The balance of the deposit premium, net of accumulated amortization was $236,000, and $502,000 for the year ended December 31, 2003, and 2002, respectively. The deposit premium is being amortized using an accelerated method over a ten-year life, and is scheduled to become fully amortized during the fourth quarter of 2004.

According to the provisions of SFAS No. 142, a non-interest expense should only be recognized on an unidentifiable intangible asset if that asset is deemed to be impaired. During the fourth quarter of 2003, an impairment test was performed on the goodwill associated with the 1999 acquisition of Bay Mortgage and Bay Escrow. Because the offices and employees associated with the purchase were no longer with the Company, the full carrying value of $1.5 million was considered impaired and was recognized as non-interest expense. The balance of goodwill, net of accumulated amortization, at December 31, 2003 and 2002 was $852,000 and $2.4 million, respectively. The remaining balance of goodwill represents the unamortized portion of excess of acquisition costs over the fair value of net assets that arose in connection with the Company's 2000 acquisition of NBOC.

Professional fees include exam and audit expenses, consulting costs, legal fees, and other professional fees. These expenses were approximately $1.5 million during 2003 and 2002. The increase from the 2001 level is the result of many factors, including higher legal fees relating to the repossession of assets on defaulted loans; the retention of an outside firm to conduct internal audits and regulatory compliance reviews; placement fees upon hire of members of executive management; legal fees and consulting relating to various strategic alternatives; and legal and consulting fees regarding management employee turnover.

FDIC insurance premium expense was lower in 2003 compared to 2002 due to a reduction in deposit volume, while the rate remained stable. This expense was higher during 2002 when compared with 2001 because of a higher assessment rate imposed on the Company during that year. The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no charge for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During 2003 and 2002, the Bank paid an assessment rate of $.17 per $100 of domestic deposits. This compares to 2001 when, in the first and second quarters, the Bank paid an assessment rate of $0.10 per $100 of domestic deposits, and $0.03 for the third and fourth quarters. In addition, under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0154 per $100 of deposits per year. Any increase in deposit insurance or FICO assessments could have an adverse effect on Cowlitz Bank's earnings. Because the Order discussed in the "Regulation and Supervision" section has been terminated, Management expects a reduced FDIC assessment rate during the third or fourth quarter of 2003.

Total loan processing and related costs were $746,000, $503,000 and $564,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The relatively high expense during 2003 was related to mortgage loan origination costs not charged to the borrower, but absorbed by Bay Mortgage.

Costs related to the operation and disposition of other real estate owned has remained relatively higher as the number and value of properties has increased. These costs, net of related rental and other income, were $196,000 in 2003, $260,000 in 2002, and $150,000 in 2001.

Business tax expense was only $12,000 for the year ended December 31, 2003 compared to $606,000 and $602,000 for the years ended December 31, 2002 and 2001, respectively. A portion of the decline is related to lower income levels during 2003, which is the basis for the majority of these taxes. In addition, an audit of prior year state business and occupation tax expense revealed allowable deductions that had not been taken on prior returns. The effect of these deductions was a refund of $351,000 offsetting the 2003 expense.

All other operating expenses including travel, meals, and education, postage and freight, advertising, data and credit card processing costs, office supplies, temporary help, and other business expenses remained unchanged at $3.6 million during 2003 $3.5 million during 2002, and $3.6 million during 2001.

Income Taxes

The benefit for income taxes was $38,000 for 2003 compared to a provision for income taxes from continuing operations of $339,000 and $669,000 for 2002 and 2001, respectively. The provision for income taxes from discontinued operations was $135,000 for 2002, and a benefit of $519,000 during 2001. In addition, a benefit for income taxes of $417,000 was recorded in 2002 for the cumulative effect of a change in accounting principle related to the goodwill impairment charge.

Financial Condition

The following table summarizes the dollar and percentage change from year to year for selected balance sheet items:

	Summary Balance Sheet
	December 31,			Increase (Decrease)

	2003	2002	2001	12/31/02 - 12/31/03		12/31/01 - 12/31/02

	(dollars in thousands)			(dollars)	(percent)	(dollars)	(percent)
ASSETS
Cash and cash equivalents	24,527	43,691	50,171	(19,164)	-43.9%	(6,480)	-12.9%
Investment Securities	55,144	33,633	34,303	21,511	64.0%	(670)	-2.0%
Loans, net	159,522	188,356	226,446	(28,834)	-15.3%	(38,090)	-16.8%
Loans held-for-sale	8,360	63,645	37,322	(55,285)	-86.9%	26,323	70.5%
Other assets	21,246	15,839	19,626	5,407	34.1%	(3,787)	-19.3%
Net assets from discontinued operations	-	-	2,792	-	-	(2,792)	-100.0%

Total assets	268,799	345,164	370,660	(76,365)	-22.1%	(25,496)	-6.9%

LIABILITIES
Non-interest-bearing deposits	60,572	46,539	43,225	14,033	30.2%	3,314	7.7%
Interest-bearing deposits	165,908	243,581	272,265	(77,673)	-31.9%	(28,684)	-10.5%

Total deposits	226,480	290,120	315,490	(63,640)	-21.9%	(25,370)	-8.0%
Other liabilities	10,517	23,781	26,109	(13,264)	-55.8%	(2,328)	-8.9%
Net liabilities from discontinued operations	-	-	313	-	-	(313)	-100.0%

Total liabilities	236,997	313,901	341,912	(76,904)	-24.5%	(28,011)	-8.2%

SHAREHOLDERS' EQUITY	31,802	31,263	28,748	539	1.7%	2,515	8.7%

Total liabilities and shareholders equity	268,799	345,164	370,660	(76,365)	-22.1%	(25,496)	-6.9%

Investment Securities

At December 31, 2003, the Company's portfolio of investment securities totaled $55.1 million, an increase of $21.5 million from $33.6 million at December 31, 2002. The Company seeks additional opportunities to invest in securities, depending on cash, liquidity, and earnings considerations at the time. In order to maximize earning potential, management may also sell investment securities from time-to-time to realize built-in gains, or to re-invest the funds in an alternate investment opportunity.

The Company follows financial accounting principles that require the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if circumstances warrant. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability management policy and illustrates management's assessment of the relative liquidity of the Company. At December 31, 2003, the investment portfolio consisted of 85.3% available-for-sale securities and 14.7% held-to-maturity investments. At December 31, 2002, available-for-sale securities were 99.1% and held-to-maturity investments were 0.9% of the investment portfolio. The Company did not hold any trading securities during 2003, 2002, or 2001.

The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 2003, 2002, and 2001.

	December 31,
	2003		2002		2001
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available-for-sale
U.S. Government and agency securities	12,612	12,735	12,748	13,019	19,566	19,644
Mortgage-backed securities	34,046	34,265	20,011	20,257	10,606	10,544
Total	46,658	47,000	32,759	33,276	30,172	30,188

Held-to-maturity
U.S. Government and agency securities	-	-	-	-	1,016	1,055
Municipal bonds	8,044	8,170	357	362	200	203
Certificates of deposit	100	100	-	-	2,899	2,899
Total	8,144	8,270	357	362	4,115	4,157

At December 31, 2003, the Company's available-for-sale and held-to-maturity investments had total net unrealized gains of approximately $468,000 compared to net unrealized gains of approximately $522,000 at December 31, 2002. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

At December 31, 2003, net unrealized gains on available-for-sale securities were $342,000 representing 0.6% of the total investment portfolio. Management has no current plans to sell any of these securities, but may choose to sell available-for-sale securities in the future depending on cash, liquidity, and earnings considerations.

The following table summarizes the contractual or estimated maturities and weighted average yields of both available-for-sale and held-to-maturity investment securities at December 31, 2003.

			One		After 5
	One year		through		through		After
(dollars in thousands)	or less	Yield	5 years	Yield	10 years	Yield	10 years	Yield	Total	Yield
US Government and agency securities	$8,676	3.45%	$3,022	2.28%	$1,037	3.44%	$-	-	$12,735	3.17%
Mortgage-backed securities	2,105	3.71%	25,806	4.45%	6,354	4.72%	-	-	34,265	4.46%
Other securities	100	1.80%	135	3.84%	2,629	3.64%	5,280	4.17%	8,144	3.96%
Total	$10,881	3.49%	$28,963	4.22%	$10,020	4.30%	$5,280	4.17%	$55,144	4.09%

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Federal Home Loan Bank Stock

In 1991, the Company became a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, in addition to dividend earnings. Investment in FHLB stock was $2.0 million at December 31, 2003 compared to $2.3 million at December 31, 2002. The decline in the balance from 2003 to 2002 is due to decreased FHLB borrowings, a component of the calculation of the maximum amount of FHLB stock an institution can own.

Loans

Outstanding loans, net of deferred fees were $163.5 million at December 31, 2003, representing a decrease of $31.0 million compared to $194.5 million at December 31, 2002. Unfunded loan commitments were $42.4 million at December 31, 2003 and $39.9 million at December 31, 2002.

The following table presents the composition of the Company's loan portfolio, excluding amounts included in discontinued operations, at the dates indicated. A loan re-coding project was completed in 2001 allowing a more precise break-out between commercial loans and commercial real estate loans for 2000 and 2001, which accounts for the majority of the shift in loan concentrations from prior periods. Data is not available to restate the commercial loan allocations for the year ended December 31, 1999. Prior to the re-coding, the Company had reported the majority of its commercial real estate loans as commercial loans. The re-coding shifted $115.5 million of loans from commercial to real estate commercial compared to the previously reported 2000 loan concentrations. The presentations for December 31, 2003, 2002, and 2001 also include these loans as real estate commercial, rather than commercial.

	December 31,

	2003		2002		2001		2000		1999

(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$38,793	23.6%	$42,200	21.6%	$47,096	20.2%	$42,093	18.3%	$118,625	81.9%
Real estate construction	18,305	11.2%	37,229	19.1%	26,520	11.4%	10,744	4.7%	3,104	2.1%
Real estate commercial	77,412	47.2%	82,763	42.4%	111,437	47.9%	130,272	56.7%	9,859	6.8%
Real estate mortgage	25,530	15.6%	28,370	14.5%	36,190	15.5%	34,402	15.0%	8,194	5.7%
Consumer and other	4,103	2.5%	4,626	2.4%	11,650	5.0%	12,247	5.3%	5,134	3.5%

	164,143	100.0%	195,188	100.0%	232,893	100.0%	229,758	100.0%	144,916	100.0%

Deferred loan fees	(653)		(682)		(737)		(764)		(606)

Total loans	163,490		194,506		232,156		228,994		144,310
Allowance for loan losses	(3,968)		(6,150)		(5,710)		(4,432)		(2,225)

Total loan, net	$159,522		$188,356		$226,446		$224,562		$142,085

During 2003 and 2002, the Company experienced a substantial reduction of its loan portfolio. The Company's lending strategy is to build a loan portfolio that services the needs of its customers and communities, maximizes earnings, and mitigates credit risk. Under the current local, regional and national economic weakness, the Company is implementing this strategy by selectively reducing the volume in its loan portfolio. Management and loan personnel carefully assess a potential borrower's creditworthiness, and may not offer as favorable rates and terms to existing customers when their loans mature or renew. These factors, combined with a relatively low rate environment, have encouraged some customers to establish alternative credit relationships. The Company strives to remain competitive and keep favorable customer relationships, but many customers have paid-off their loans during the year.

The large increase in total loans from 1999 to 2000 is partially due to the acquisition of NBOC in July of 2000, which added $29.5 million of loans to the portfolio at December 31, 2000. Loan growth of $43.4 million at Bay Bank during 2000 contributed to the increase in total loans in 2000. In 2000 and 2001, real estate construction and real estate mortgage loans increased from prior periods due to the acquisition and growth of Bay Mortgage.

The following table shows the contractual maturities of the Company's loans, net of deferred fees, at the dates indicated:

	December 31, 2003

		Due after one
	Due in one	year through	Due after	Total
(dollars in thousands)	year or less	5 years	5 years	Loans

Commercial	$21,768	$14,487	$2,432	$38,687
Real estate construction	14,515	3,107	570	18,192
Real estate commercial	7,973	51,967	17,111	77,051
Real estate mortgage	4,612	11,165	9,687	25,464
Consumer and other	1,315	2,642	139	4,096

Total loans net of deferred fees	$50,183	$83,368	$29,939	$163,490

Loans with fixed interest rates				$104,872
Loans with variable interest rates				58,618

Total loans net of deferred fees				$163,490

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan risk-rating categories. At a loan's inception, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss. All loans rated 7-10 are collectively the Company's "Watch List". The specific grades from 7-10 are "watch list" (risk-rating 7), "special mention" (risk-rating 7.5), "substandard" (risk-rating 8), "doubtful" (risk-rating 9), and "loss" (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with four components, specific allocation, general allocation, special allocation, and an unallocated reserve.

Specific Reserves: Loans on the Company's Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, specific reserves may be allocated in addition to the general reserve percentage for that particular risk-rating.

General Allowance: All loans are risk-rated 1 to 10. Those that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

  the volume and severity of non-performing loans and adversely classified credits;
  the level of net charge-offs experienced on previously classified loans;
  the nature and value of collateral securing the loans; and
  the relationship and trend over the past several years of recoveries in relation to charge-offs.

Special Allocation: From time to time, special reserves will be established to facilitate a change in the Bank's strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

  Effectiveness of credit administration;
  Adequacy of loan review;
  Loan operations;
  The trend in loan growth and the percentage of change;
  Concentrations both geographic and industry;
  Competitive issues that impacts loan underwriting/structure;
  Economic conditions; and
  Any special marketing or introduction of various loan products.

Unallocated Allowance: Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

The quarterly analysis of specific, general, and special allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated loan loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific, the general, and special allocations of the allowance, management also considers regulatory guidance in addition to the Company's own experience.

Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs when and if they occur. The related provision for loan losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process.

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $4.0 million and $6.2 million at the end of 2003 and 2002, respectively. The decline in the allowance is the result of net charged-off loans of $2.4 million and a relatively small provision of $237,000. However, because the volume of loans has decreased substantially, and the quality of the remaining loans has strengthened, management believes the allowance is adequate to absorb potential losses in the current loan portfolio. The allowance, as a percentage of year-end total loans, decreased to 2.43% at year-end 2003 from 3.16% at year-end 2002.

In accordance with the Company's methodology for assessing the appropriate allowance for loan losses, the general portion of the allowance was $2.4 million at December 31, 2003 compared to $1.9 million at December 31, 2002. The increase in the general reserves reflects the strengthening of the loan portfolio, as a lower percentage of loans require specific reserves.

At December 31, 2003, approximately $456,000 of the allowance for loan losses was allocated based on an estimate of the amount that was necessary to provide for potential losses related to the Watch List and other specific loans, compared to $4.2 million at December 31, 2002. This substantial decline in specific reserves is the direct result of reductions in the level of non-performing loans from $6.1 million at December 31, 2002 to $1.9 million at December 31, 2003. Management made significant progress in reducing the level of lower quality loans through loan sales, principal reductions, collateral repossession, and re-negotiations with borrowers.

Special and unallocated reserves were $1.0 million at December 31, 2003. In disclosures for prior periods, these reserves were included in the general allowance. Specific specials reserve factors included in this assessment include geographic concentration, competition, and economic conditions.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount of losses actually realized can vary significantly from the estimated amounts.

The following table shows the Company's loan loss performance for the periods indicated:

(balances exclude amounts from discontinued operations)	For the Year Ended December 31,
(dollars in thousands)	2003	2002	2001	2000	1999

Loans outstanding at end of period, net of deferred fees (1)	$163,490	$194,506	$232,156	$228,994	$144,310
Average loans outstanding during the period	$173,966	$219,231	$235,165	$197,081	$130,681
Allowance for loan losses, beginning of period	$6,150	$5,710	$4,432	$2,225	$1,769
Loans charged off:
Commercial	1,409	2,111	1,099	1,906	471
Real Estate	1,671	415	1,743	-	41
Consumer	83	7	53	36	50
Credit Cards	61	83	86	51	96

Total loans charged off	3,224	2,616	2,981	1,993	658

Recoveries:
Commercial	504	99	97	1,176	104
Real Estate	237	156	652	-	15
Consumer	56	1	15	9	1
Credit Cards	8	17	3	15	23

Total recoveries	805	273	767	1,200	143
Provision for loan losses	237	2,783	3,492	1,012	971
Adjustment incident to acquisition	-	-	-	1,988	-

Allowance for loan losses, end of period	$3,968	$6,150	$5,710	$4,432	$2,225

Net loans charged off during the period	2,419	2,343	2,214	793	515
Ratio of net loans charged off to average loans outstanding	1.39%	1.07%	0.94%	0.40%	0.39%
Ratio of allowance for loan losses to loans at end of period	2.43%	3.16%	2.46%	1.94%	1.54%

  Excludes loans held-for-sale

The provision recorded during 2003 was much lower than during 2002 and 2001 partially due to $663,000 in recoveries received by the parent company related to loans previously charged-off at its finance subsidiary, Business Finance Corporation, which was sold during 2002. Normally, recoveries are credited to the allowance, but the parent company currently has no loans outstanding so an allowance for loan losses is not maintained. The recoveries were, therefore, recognized as an offset against the provision expense. In addition, less provision was required to maintain an adequate reserve due to declines in overall loan volumes and the strengthening of overall credit quality.

Loans charged to the allowance were higher during 2003 than during 2002 and 2001. The increase can be attributed to a management strategy to expedite improvement in the quality of the Bank's loan portfolio. A part of this strategy included selling, at a discount, certain loans during 2003. These loan sales, which totaled $6.9 million, accounted for approximately $1.5 million of the loan losses charged to the allowance during 2003.

Management anticipates charge-offs in 2004 will be comprised of approximately $650,000 in commercial loans, $450,000 in real estate loans, $60,000 of consumer loans and $80,000 in credit card loans. These are estimated amounts, and management can make no assurances that actual charge-offs will not vary from these estimates.

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

At December 31, 2003 and 2002, the Company's recorded investment in certain loans that were considered to be impaired was $2.5 million and $11.0 million, respectively. Of these impaired loans, $779,000 and $5.1 million have related specific reserves of $380,000 and $1.5 million, respectively. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2003, and 2002, was approximately $6.8 million, and $7.2 million, respectively.

Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable. For the years ended December 31, 2003, 2002, and 2001, interest income on impaired loans was $683,000, $402,000, and $324,000, respectively.

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	December 31,

(dollars in thousands)	2003	2002	2001	2000	1999

Loans on non-accrual status	$1,856	$5,097	$4,590	$4,449	$2,211
Loans past due greater than 90 days but not on non-accrual status	17	982	1,178	1,170	-
Other real estate owned	1,352	1,304	1,498	1,247	562
Other repossessed assets	-	4	5	312	18

Non-performing assets from continuing operations	3,225	7,387	7,271	7,178	2,791
Non-performing assets from discontinued operations	-	-	217	661	176

Total non-performing assets	$3,225	$7,387	$7,488	$7,839	$2,967

Total assets from:
Continuing operations	$268,799	$345,164	$367,868	$290,998	$191,918
Discontinued operations	-	-	2,792	5,900	6,577

Total assets	$268,799	$345,164	$370,660	$296,898	$198,495

Percentage of non-performing assets to total assets from:
Continuing operations	1.20%	2.14%	1.98%	2.47%	1.45%
Discontinued operations	-	-	7.77%	11.20%	2.68%

Total non-performing assets to total assets	1.20%	2.14%	2.02%	2.64%	1.49%

Non-performing assets were $3.2 million or 1.20% of total assets at December 31, 2003, compared to $7.4 million or 2.14% at December 31, 2002 and $7.5 million or 2.02% at December 31, 2001. The 2003 level represents a significant decrease from prior periods. Management made significant progress in reducing the level of non-performing assets through principal pay-downs, loan charge-offs, loan sales, repossession and sale of collateral, and renegotiations with borrowers. Non-accrual loans were $1.9 million, $5.1 million, $4.6 million, $4.4 million, and $2.2 million at December 31, 2003, 2002, 2001, 2000, and 1999, respectively. Approximately $1.7 million of the non-accrual loans at December 31, 2003 reflect loans primarily secured by real estate and the remainder consists of commercial and consumer loans with varying collateral. Any losses on non-accrual loans that are considered probable have been estimated by management in its regular quarterly assessment of the allowance for loan losses as discussed in the "Allowance for Loan Losses" section.

As previously discussed, the Company made a concentrated effort on identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. This effort was partially realized during 2003 as evidenced by the significant decline in non-performing loans. Although the level of non-performing assets is virtually unchanged during the 2002, 2001, and 2000, the Company's aggressiveness was evidenced by the changes in the level of non-performing assets from quarter to quarter in 2002 and 2001. Total non-performing assets were $6.2 million, $5.8 million and $7.3 million at the end of the first, second and third quarters of 2002, respectively. Total non-performing assets were $8.9 million, $7.7 million and $8.8 million at the end of the first, second and third quarters of 2001, respectively. As these impaired loans were identified and brought current, sold, charged-off, or the repossessed collateral sold, the level of non-performing assets has decreased.

Other real estate owned ("OREO") remained at approximately $1.3 million at December 31, 2003 and 2002. However, during 2003, nearly $1.7 million in properties were either sold or reduced in value based on current property appraisals. These reductions were offset by foreclosed properties that were added to OREO. During 2003, several properties were repossessed and added to OREO with a total asset value of approximately $1.7 million. All remaining properties are being actively marketed through local real estate agencies.

Deposits

The following table sets forth the composition of the Company's deposit liabilities and associated weighted average rates on the dates indicated:

	December 31,
	2003			2002			2001

			Weighted			Weighted			Weighted
(dollars in thousands)	Ending	Average	Average	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate	Balance	Balance	Rate

Non-interest-bearing demand deposits	$60,572	$48,346	-	$46,539	$44,593	-	$43,225	$41,652	-
Savings	14,971	15,111	0.90%	14,273	13,648	1.26%	13,275	13,209	2.58%
Interest-bearing demand deposits	16,868	22,066	0.54%	35,632	26,293	0.78%	34,979	25,660	1.38%
Money market accounts	54,536	59,707	1.48%	59,056	59,686	2.24%	48,333	50,467	3.78%
Certificates of deposit under $100,000	36,574	57,450	2.88%	68,610	71,581	4.29%	80,611	86,549	6.19%
Certificates of deposit over $100,000	42,959	42,251	3.46%	66,010	74,970	3.80%	95,067	78,187	5.15%

Total	$226,480	$244,931	1.74%	$290,120	$290,771	2.63%	$315,490	$295,724	4.05%

Total deposits decreased to $226.5 million at December 31, 2003, a reduction of $63.6 million or 21.9% from $290.1 million at December 31, 2002, which compares to $315.5 million at December 31, 2001. Non-interest-bearing deposits increased to $60.6 million at December 31, 2003 compared to $46.5 and $43.2 million at December 31, 2002 and 2001, respectively. As a percentage of total deposits, non-interest bearing demand deposits were 26.8% at December 31, 2003 compared to 16.0% at December 31, 2002. However, the average balance of these core deposits was only slightly higher during 2003 than during prior years, indicating an increase that occurred late in the year and may not be sustained.

Interest-bearing deposits consist of interest-bearing demand, money market, savings and certificates of deposit accounts. By their nature, interest-bearing account balances tend to increase or decline as the Company reacts to changes in competitors' pricing and interest rate strategies.

At December 31, 2003, interest-bearing demand accounts totaled $16.9 million, a decline of $18.7 million or 52.5%, from $35.6 million at December 31, 2002. However, the average balance of interest-bearing demand deposits was only $4.2 million lower during 2003 than during 2002. The high level of mortgage lending activity during 2002 and 2001 resulted in a corresponding increase in escrow funds, which were deposited at the Bank in interest-bearing demand accounts, until the escrow was finalized. The reduction in volume at December 31, 2003, is partially due to the Bank's decision to cease escrow activity.

Money market accounts continued to be an alternative for many investors seeking more stable vehicles for their investments formerly in the stock market. The balance of money market accounts was $54.5 million at December 31, 2003, only slightly below the balance of $59.1 million at December 31, 2002, higher than during prior periods. With the overall decline in the stock market and general economy over the past several years, consumers have increased their utilization of the money market accounts, despite the lower interest rates. The money market product allows the consumer more stability than an investment in stock, but is more liquid and has greater flexibility than the higher rate certificates of deposit. If the economy and interest rates rebound from the current, lower levels, the Company expects to see a decline in money market deposits as consumers re-enter the stock market, or invest in higher rate certificates of deposit.

At December 31, 2003, certificates of deposit over $100,000 totaled $43.0 million compared to $66.0 million at December 31, 2002, a decrease of $23.0 million or 34.8%. During 2001, broker certificates of deposit over $100,000 were used to fund rapid mortgage lending growth. During 2002 and 2003, as the production of loans held-for-sale have declined, the Company has not renewed these certificates. At December 31, 2003, broker certificates of deposit were $10.4 million or 4.62% of the Company's $226.5 million of total deposits, compared to $29.7 million or 10.2% of $290.1 million of total deposits at December 31, 2002.

The following table sets forth, by time remaining to either re-pricing or maturity, all time certificates of deposit accounts outstanding at December 31, 2003:

	Time deposits of $100,000 or more		All other time deposits

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$13,899	32.36%	$17,743	48.51%
After three months through six months	22,189	51.65%	6,075	16.61%
After six months through one year	2,777	6.46%	6,071	16.60%
After one year through five years	4,094	9.53%	6,685	18.28%

Total	$42,959	100.00%	$36,574	100.00%

Percentage of total time deposits	54.0%		46.0%

Borrowings

Unsecured overnight federal funds purchased were $225,000, $2.5 million, and $2.8 million at December 31, 2003, 2002, and 2001, respectively. The interest rate on these borrowings was 0.5620% as of December 31, 2003, 0.8125% at December 31, 2002, and 1.4375% at December 31, 2001.

Other borrowings, for the following periods, consisted of:

	December 31,

(dollars in thousands)	2003	2002	2001

Notes payable to FHLB; interest from 1.18% to 8.62%, 1.43% to 8.62%, and 2.00% to
8.62% at December 31, 2003, 2002 and 2001, respectively; payable in monthly installments plus interest; due 2004 to 2009; secured by certain investment securities and mortgage loans totaling $6.7 million, $17.8 million, and $35.4 million at December 31,
2003, 2002 and 2001, respectively	$5,653	$15,833	$16,013

Notes payable to a correspondent bank; interest at 8.00%, payable in monthly principal and interest installments of $29,477, final payment of $2.1 million due in December 31,
2007; secured by Bank stock	2,696	2,826	2,945

Contract payable to a private party; interest at 9.0%; payable in monthly installments
plus interest through October 2010	43	47	51

Total FHLB and other borrowings	$8,392	$18,706	$19,009

The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for each borrowing category.

	December 31,

(dollars in thousands)	2003	2002	2001

Federal funds purchased
Balance at end of period	$225	$2,525	$2,750
Average balance of borrowing during period	$2,261	$3,464	$3,516
Maximum amount of borrowing outstanding at any month end during period	$3,675	$4,100	$5,625
Weighted average interest rate for period	0.71%	1.27%	3.24%

Notes payable to Federal Home Loan Bank
Balance at end of period	$5,653	$15,833	$16,013
Average balance of borrowing during period	$7,823	$15,913	$17,125
Maximum amount of borrowing outstanding at any month end during period	$13,818	$15,998	$18,278
Weighted average interest rate for period	5.88%	4.36%	6.05%

Notes payable to correspondent bank
Balance at end of period	$2,696	$2,826	$2,945
Average balance of borrowing during period	$2,765	$2,889	$2,988
Maximum amount of borrowing outstanding at any month end during period	$2,816	$2,934	$3,000
Weighted average interest rate for period	8.10%	8.10%	8.20%

Contract payable
Balance at end of period	$43	$47	$51
Average balance of borrowing during period	$45	$49	$53
Maximum amount of borrowing outstanding at any month end during period	$47	$51	$55
Weighted average interest rate for period	8.89%	8.16%	9.43%

The scheduled repayment of other borrowings subsequent to December 31, 2003, is as follows:

	Due in three months or less	Due after three months through one year	Due after one year through five years	Due after 5 years	Total

(dollars in thousands)

Federal funds purchased	$225	$-	$-	$-	$225
FHLB and other borrowings	5,080	244	3,017	51	8,392

Total borrowings	$5,305	$244	$3,017	$51	$8,617

Historically, the Company has utilized borrowings from the Federal Home Loan Bank (FHLB) as an important source of funding for its long-term growth and to meet temporary funding needs. The Company maintains a borrowing line limited to 15% of the Bank's assets, subject to certain collateral limitations. Advances from the FHLB, as a percentage of total assets, were 2.1%, and 4.6% at December 31, 2003, and 2002, respectively.

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

Advances from the FHLB have original maturities over periods ranging from one month through 15 years and at December 31, 2003 bear interest rates ranging from 1.18% to 8.62%. At December 31, 2003 and 2002, $5.7 million and $15.8 million, respectively, in advances were outstanding from the FHLB.

During 2000, the Company obtained a $3.0 million term loan from a regional bank in order to provide working capital to the Bank and to increase the Bank's regulatory capital. The note bears interest at 8%, and matures in December 2007. At December 31, 2003, the principal balance of this loan was $2.7 million. The Company has pledged the Bank's stock as collateral for the borrowings. This loan is subject to certain restrictive covenants, all of which the Company has complied with at December 31, 2003 and 2002. At December 31, 2001, the Company was in violation of a covenant related to this loan requiring the control of "overhead expenses, including salaries, in order to assure that quarterly net after-tax income less dividends to shareholders will exceed three times total loan payments of principal and interest." However, a waiver of the covenant violation for the quarters ended September 30, 2001 and December 31, 2001 was received from the Company's lender on March 18, 2002. The lender has the discretion to require immediate repayment of the balance due or repossess the collateral for this note under terms of the loan covenants. During 2003, the correspondent bank agreed to relinquish this particular covenant, and at December 31, 2003, it was no longer a condition of the loan. This covenant was replaced by a requirement to maintain a certain level of regulatory capital at the Bank. At December 31, 2003, the Company was in compliance with the regulatory capital covenant.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company's contractual obligations include notes due to the FHLB, notes due to correspondent banks and other parties, operating lease obligations, and a supplemental retirement plan. The estimated maturity and payments due under contractual obligations at December 31, 2003 is outlined in the following table.

		Due after one	Due after three
	Due in one	year through	years through	Due after	Unspecified
(dollars in thousands)	year or less	three years	five years	5 years	maturity	Total

Federal Home Loan Bank borrowings	$5,180	$262	$174	$37	$-	$5,653
Other borrowings	144	329	2,252	14	-	2,739
Operating lease obligations	540	662	374	522	-	2,098
Supplemental retirement plan	-	-	-	-	28	28

Total contractual obligations	$5,864	$1,253	$2,800	$573	$28	$10,518

The Company does not engage in any off-balance sheet financing activity and there were no off-balance sheet arrangements outstanding at December 31, 2003 and 2002.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. To be considered "well capitalized" as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At December 31, 2003 and 2002, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations. The following table summarizes selected capital ratios for the Bank and the Company for the periods indicated.

	December 31, 2003		December 31, 2002
	Company	Bank	Company	Bank

Total risk-based capital to risk-weighted assets	16.38%	16.85%	12.56%	12.83%
Tier 1 Capital to risk-weighted assets	15.12%	15.59%	11.29%	11.57%
Tier 1 leverage ratio	11.39%	11.75%	8.05%	8.28%
Shareholder's equity to average assets	10.87%	N/A	9.03%	N/A

Return on Equity and Assets

Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

	December 31,

(dollars in thousands, except per share amounts)	2003	2002	2001

Net income (loss) from:
Continuing operations	$117	$2,002	$608
Discontinued operations	-	285	(2,058)
Change in accounting	-	(791)	-

Net income (loss)	$117	$1,496	$(1,450)

Average assets from:
Continuing operations	$292,520	$345,950	$347,452
Discontinued operations	-	395	5,712

Total average assets	$292,520	$346,345	$353,164

Return on average assets from:
Continuing operations	0.04%	0.58%	0.17%
Discontinued operations	-	72.15%	-36.03%

Total return on average assets	0.04%	0.43%

Net income (loss)	$117	$1,496	$(1,450)
Average equity	$32,660	$30,193	$30,701
Return on average equity	0.36%	4.95%	-4.72%

Cash dividends paid per share	$-	$-	$0.05
Diluted earnings per share	$0.03	$0.39	$(0.39)
Dividend pay-out ratio	0.00%	0.00%	N/A

Average equity	$32,660	$30,193	$30,701
Average assets	$292,520	$346,345	$353,164
Average equity to assets ratio	11.17%	8.72%	8.69%

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities. It defined a variable interest entity ("VIE") as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. The Company is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004. The Company does not have any VIEs and, accordingly, the implementation of this Interpretation did not result in an impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not result in an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not result in an impact on the Company's consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and No. 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of December 31, 2003, and the result did not have an impact on the Company's consolidated financial statements.

Regulatory Consent Order

On May 15, 2003, effective May 25, the FDIC, Cowlitz Bank's primary federal regulator, issued a Consent Order requiring a series of affirmative actions to address weaknesses and deficiencies identified in an earlier examination of the Bank with respect to its condition as of September 30, 2002. Since the examination date, the Bank has taken steps to address each requirement and at December 31, 2003, management believed all had been satisfied. As of March 12, 2004, the Consent Order had been withdrawn and was no longer in affect.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk Asset-Liability Management/Interest Rate Sensitivity

The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of re-pricing intervals between assets and liabilities. Interest-rate sensitivity management attempts to maximize earnings growth by minimizing the effects of changing rates, asset and liability mix, and prepayment trends. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 2003, the analysis indicated that the earnings risk was within the Company's policy guidelines.

The following table presents interest-rate sensitivity and maturity data at December 31, 2003. The interest rate gaps reported in the table arise when assets are funded with liabilities having different re-pricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

	Estimated Maturity or Repricing at December 31, 2003

		Due after three	Due after six	Due after one
	Due in three	months through	months through	year through	Due after
(dollars in thousands)	months or less	six months	one year	five years	5 years	Total

Interest-earning assets:
Interest-earning balances due from banks	13,819	-	-	-	-	13,819
Investments available-for-sale (1) (2)	1,102	3,561	6,118	28,828	7,391	47,000
Investments held-to-maturity (2)	-	-	100	135	7,909	8,144
Federal Home Loan Bank Stock (3)	1,974	-				1,974
Loans held-for-sale	8,360	-	-	-	-	8,360
Loans, including fees	63,085	1,723	6,088	66,717	25,877	163,490

Total interest-earning assets	88,340	5,284	12,306	95,680	41,177	242,787

Allowance for loan losses						(3,968)
Non-interest-bearing cash and due from banks						10,708
Bank-owned life insurance						8,170
Other assets						11,102

Total assets						268,799

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	86,375	-	-	-	-	86,375
Certificates of deposit	31,642	28,264	8,848	10,779	-	79,533
Borrowings	5,305	81	163	3,017	51	8,617

Total interest-bearing liabilities	123,322	28,345	9,011	13,796	51	174,525

Non-interest-bearing liabilities
Demand deposits						60,572
Other						1,900
Shareholders' equity						31,802

Total liabilities and shareholders' equity						268,799

Interest sensitivity gap	(34,982)	(23,061)	3,295	81,884	41,126	68,262

Cumulative interest sensitivity gap	(34,982)	(58,043)	(54,748)	27,136	68,262

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying loan collateral
(2)	Certain investment securities have call options which, if exercised, may cause the actual maturities to differ from the stated contractual maturities
(3)	Equity investments have been placed in the three months or less category

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

The following table shows the estimated impact on the Company of the interest rate shock on "Economic Value of Equity" which measures change in net interest income, and the "Changes in Total Economic Value" which measures change in the fair value of financial instruments, at December 31, 2003:

(dollars in thousands)	Change in Economic Value of Equity		Change in Total Economic Value
Rate shock	Amount	% Equity	Amount	% Equity
+2.0%	$(2,612)	-8.0%	$6,597	20.2%
+1.0%	$(1,306)	-4.0%	$3,299	10.1%
-0.5%	$582	1.8%	$(1,788)	-5.5%
-1.0%	$1,164	3.6%	$(3,576)	-10.9%

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

The change in fair values of financial assets is mainly a result of total loans representing 67.3% of total interest-earning assets at December 31, 2003. Of these loans $104.8 million or 63.9% have fixed interest rates, which decline in value during a period of rising interest rates.

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

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customer deposits, loan payments, sales of investments, loans or other assets, borrowings, and the use of the federal funds market. As of December 31, 2003, approximately $10.9 million of the securities portfolio matures within one year.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have original maturity periods ranging from three months through 15 years and at December 31, 2003, bear interest at rates ranging from 1.18% to 8.62%. At December 31, 2003, $5.7 million in advances were outstanding from the FHLB.

During 2003, the Bank closed its Bay Mortgage and Bay Escrow offices in Bellevue and Seattle and ceased its secondary market function. The volatility of mortgage demand experienced under the current low rate environment required the Company to remain relatively liquid in order to fund large volumes of mortgage loans. By shifting focus away from originating and selling mortgage loans, the Company expects strains on liquidity to be less evident. In the recent past, the primary utilization of the Company's excess liquidity was related to changes in the origination volume of loans held-for-sale. During 2002 and 2001, the Company originated high volumes of mortgage loans as consumers took advantage of relatively low housing market interest rates to refinance, build, or purchase homes. Although these residential mortgage loans are typically sold within 15-45 days after funding, the volume funded but unsold grew from $10.0 million at December 31, 2000 to over $55.0 million during the first quarter of 2001, and to over $68.0 million at the peak during the fourth quarter of 2001. In order to take advantage of the income generated by the increase in mortgage loan volume, the Company utilized the broker certificate of deposit market during 2001 to fund the growth. During much of 2002, origination volumes stabilized at an average balance of under $20.0 million. Excess funds generated from the reduction in loans held-for-sale volumes were deposited in the Company's cash account with the FHLB. To offset this increase in cash and the resulting increase in liquidity, higher rate broker certificates of deposit have not been renewed as they matured during 2002 and 2003. Broker certificates of deposit have decreased to $10.4 million or 4.62% of total deposits at December 31, 2003 compared to $29.7 million or 10.2% of total deposits at December 31, 2002. Mortgage loans held-for-sale declined to $8.4 million at December 31, 2003 from $63.6 million at December 31, 2002, as the secondary market function winds down. The liquidity generated from this decline was used to pay-off broker certificates of deposit, or were invested in the securities portfolio.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
Cowlitz Bancorporation and Subsidiaries

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Cowlitz Bancorporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon                                                                                             /s/ Moss Adams, LLP
January 30, 2004

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	December 31,	December 31,
ASSETS	2003	2002

Cash and cash equivalents	$24,527	$43,691
Investment securities:
Available-for-sale (at fair value, cost of $46,658 and $32,759 at
December 31, 2003 and 2002, respectively)	47,000	33,276
Held-to-maturity (at amortized cost, fair value of $8,270 and $362
at December 31, 2003 and 2002, respectively)	8,144	357

Total investment securities	55,144	33,633

Federal Home Loan Bank stock, at cost	1,974	2,346

Loans held-for-sale	8,360	63,645

Loans, net of deferred loan fees	163,490	194,506
Allowance for loan losses	(3,968)	(6,150)

Total loans, net	159,522	188,356

Cash surrender value of bank-owned life insurance	8,170	-
Premises and equipment, net of accumulated depreciation of $4,350 and
$4,586 at December 31, 2003 and 2002, respectively	4,171	4,377
Goodwill, net of impairment adjustments and accumulated amoritzation
of $1,987 and $488 at December 31, 2003 and 2002, respectively	852	2,352
Intangible assets, net of accumulated amortization of $1,734 and
$1,468 at December 31, 2003 and 2002, respectively	236	502
Accrued interest receivable and other assets	5,843	6,262

TOTAL ASSETS	$268,799	$345,164

LIABILITIES
Deposits:
Non-interest-bearing demand	$60,572	$46,539
Savings and interest-bearing demand	86,375	108,961
Certificates of deposit	79,533	134,620

Total deposits	226,480	290,120

Federal funds purchased	225	2,525
Federal Home Loan Bank borrowings	5,653	15,833
Other borrowings	2,739	2,873
Accrued interest payable and other liabilities	1,900	2,550

TOTAL LIABILITIES	236,997	313,901

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at December 31, 2003 and 2002	-	-
Common stock, no par value; 25,000,000 shares authorized as of
December 31, 2003 and 2002; with 3,898,652 and 3,818,272 shares
issued and outstanding at December 31, 2003 and 2002, respectively	17,957	17,491
Additional paid-in capital	1,609	1,538
Retained earnings	12,011	11,894
Accumulated other comprehensive income, net of taxes	225	340

TOTAL SHAREHOLDERS' EQUITY	31,802	31,263

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$268,799	$345,164

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001
INTEREST INCOME
Interest and fees on loans	$14,586	$19,725	$23,965
Interest on taxable investment securities	1,089	1,604	848
Interest on non-taxable investment securities	102	15	8
Other interest and dividend income	505	695	1,283

Total interest income	16,282	22,039	26,104

INTEREST EXPENSE
Savings and interest-bearing demand	1,141	1,714	2,600
Certificates of deposit	3,117	5,920	9,382
Federal funds purchased	16	44	115
Federal Home Loan Bank borrowings	460	694	1,036
Other borrowings	228	239	249

Total interest expense	4,962	8,611	13,382

Net interest income before provision for loan losses	11,320	13,428	12,722
PROVISION FOR LOAN LOSSES	237	2,783	3,492

Net interest income after provision for loan losses	11,083	10,645	9,230

NON-INTEREST INCOME
Gains on loans sold	4,404	5,655	4,872
Mortgage brokerage fees	1,992	3,221	2,450
Escrow fees	961	1,140	895
Service charges on deposit accounts	858	752	737
Credit card income	633	547	507
Fiduciary income	320	275	238
Increase in cash surrender value of bank-owned life insurance	170	-	-
Net gains (losses) on sales of investment securities available-for-sale	(9)	183	89
Gain (loss) on sale of repossessed assets	(13)	(113)	(429)
Other income	90	233	232

Total non-interest income	9,406	11,893	9,591

NON-INTEREST EXPENSE
Salaries and employee benefits	9,478	10,722	9,085
Net occupancy and equipment expense	2,564	2,260	2,387
Professional fees	1,527	1,491	476
Goodwill impairment	1,472	-	-
Business taxes	12	606	602
FDIC insurance	505	557	214
Credit card expense	616	527	408
Data processing and communications	454	512	524
Loan expense	746	503	564
Postage and freight	426	484	476
Travel and education	288	401	321
Stationary and supplies	233	337	368
Temporary help	377	106	105
Amortization of intangible assets	265	265	489
Expenses relating to other real estate owned	196	260	150
Other expenses	1,251	1,166	1,375

Total non-interest expense	20,410	20,197	17,544

Income from continuing operations before income tax (benefit) provision	79	2,341	1,277
INCOME TAX (BENEFIT) PROVISION	(38)	339	669

Income from continuing operations	117	2,002	608

DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS, NET OF TAX	-	6	(2,058)
GAIN ON DISPOSAL, NET OF TAX	-	279	-

Income (loss) from discontinued operations	-	285	(2,058)

Income (loss) before cumulative effect of a change in accounting principle	117	2,287	(1,450)
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX	-	(791)	-

NET INCOME (LOSS)	$117	$1,496	$(1,450)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.03	$0.53	$0.16
Discontinued operations	-	0.08	(0.55)
Cumulative effect of a change in accounting principle	-	(0.21)	-

Net income (loss) per basic share of common stock	$0.03	$0.40	$(0.39)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing operations	$0.03	$0.53	$0.16
Discontinued operations	-	0.07	(0.55)
Cumulative effect of a change in accounting principle	-	(0.21)	-

Net income (loss) per diluted share of common stock	$0.03	$0.39	$(0.39)

WEIGHTED-AVERAGE SHARE OUTSTANDING - BASIC	3,854,253	3,757,608	3,691,728

WEIGHTED-AVERAGE SHARE OUTSTANDING - DILUTED	4,004,502	3,851,196	3,731,319

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income (Loss)

	Common stock

	Shares	Amount

BALANCE, December 31, 2000	3,689,327	$16,785	$1,538	$12,048	$38	$30,409
Comprehensive income:
Net loss	-	-	-	(1,450)	-	(1,450)	$(1,450)
Net change in unrealized gain on
investment securities
available-for-sale, net of
deferred taxes of $8	-	-	-	-	(28)	(28)	(28)

Comprehensive loss							$(1,478)

Issuance of common stock for cash	3,233	17	-	-	-	17
Cash dividend paid ($.05 per share)	-	-	-	(200)	-	(200)

BALANCE, December 31, 2001	3,692,560	16,802	1,538	10,398	10	28,748
Comprehensive income:
Net income	-	-	-	1,496	-	1,496	$1,496
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $176	-	-	-	-	330	330	330

Comprehensive income							$1,826

Proceeds from the exercise of
stock options	87,600	479	-	-	-	479
Issuance of common stock in
connection with acquisition	38,112	210	-	-	-	210

BALANCE, December 31, 2002	3,818,272	17,491	1,538	11,894	340	31,263
Comprehensive income:
Net income	-	-	-	117	-	117	$117
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(115)	(115)	(115)

Comprehensive income							$2

Proceeds from the exercise of
stock options	80,380	466	-	-	-	466
Tax benefit from the exercise
of stock options	-	-	71	-	-	71

BALANCE, December 31, 2003	3,898,652	$17,957	$1,609	$12,011	$225	$31,802

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations, net of a change in accounting principle	$117	$1,211	$608
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred tax expense (benefit)	45	(835)	(150)
Depreciation and amortization	790	881	1,305
Impairment of goodwill	1,472	1,208	-
Provision for loan losses	237	2,783	3,492
Increase in cash surrender value of bank-owned life insurance	(170)	-	-
Federal Home Loan Bank stock dividends	(120)	(213)	(229)
Net losses (gains) on maturities and sales of investment securities available for sale	9	(183)	(89)
Net amortization of investment security premiums and accretion of discounts	187	477	(9)
Net loss on sales of foreclosed assets	13	113	429
Loss (gain) on the sale of premises and equipment	70	(20)	-
Gains on loans sold	(4,404)	(5,655)	(4,872)
Origination of loans held-for-sale	(362,866)	(500,109)	(467,554)
Proceeds from loan sales	422,555	479,455	445,117
Decrease (increase) in accrued interest receivable and other assets	580	340	(1,157)
(Decrease) increase in accrued interest payable and other liabilities	(650)	(1,623)	2,232

Net cash from continuing operations	57,865	(22,170)	(20,877)

Net income (loss) from discontinued operations	-	285	(2,058)
Adjustments to reconcile net income (loss) from discontinued operations to net cash from operating activities:
Deferred tax benefit	-	152	(55)
Depreciation and amortization	-	-	103
Impairment of goodwill	-	-	1,215
Provision for loan losses	-	-	1,770
Gain on sale of discontinued operations	-	(423)	-
Decrease (increase) in accrued interest receivable and other assets	-	(16)	629
Increase (decrease) in accrued interest payable and other liabilities	-	120	(219)

Net cash from discontinued operations	-	118	1,385

Net cash from operating activities	57,865	(22,052)	(19,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held-to-maturity	-	4,324	8,865
Proceeds from maturities and sales of investment securities available-for-sale	21,610	41,305	10,848
Purchases of investment securities:
Held-to-maturity	(7,792)	(559)	(8,399)
Available-for-sale	(35,701)	(44,192)	(34,253)
Proceeds from redemption of Federal Home Loan Bank stock	492	1,398	-
Net decrease (increase) in loans - continuing operations	26,845	34,714	(9,009)
Net decrease in loans - discontinued operations	-	-	258
Proceeds from sale of foreclosed assets	1,695	714	2,979
Purchases of premises and equipment	(394)	(111)	(436)
Proceeds from the sale of premise and equipment	4	47	-
Purchase of bank-owned life insurance	(8,000)	-	-
Net proceeds from the sale of discontinued operations	-	3,345	-

Net cash from investment activities	(1,241)	40,985	(29,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, noninterest-bearing and interest-bearing demand deposits	(8,553)	15,688	25,841
Net (decrease) increase in certificates of deposit	(55,087)	(41,058)	48,433
Dividends paid	-	-	(200)
Net (decrease) increase in federal funds purchased	(2,300)	(225)	1,475
Proceeds from Federal Home Loan Bank borrowings	5,000	11,000	10,000
Repayment of Federal Home Loan Bank Borrowings	(15,180)	(11,180)	(12,280)
Repayment of other borrowings	(134)	(123)	(59)
Proceeds from the exercise of stock options	466	479	-
Issuance of common stock for cash, net of amount paid for fractional shares and offering costs	-	-	17

Net cash from financing activities	(75,788)	(25,419)	73,227

Net (decrease) increase in cash and cash equivalents	(19,164)	(6,486)	24,588
CASH AND CASH EQUIVALENTS, beginning of year	43,691	50,177	25,589

CASH AND CASH EQUIVALENTS, end of year	$24,527	$43,691	$50,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,162	$9,031	$13,313

Cash paid for income taxes	$570	$750	$9

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES
Loans transferred to other real estate owned	$1,753	$633	$3,352

Change in unrealized (losses) gains on available-for-sale investment securities, net of tax	$(115)	$330	$(28)

Issuance of common stock in connection with business acquisition	$-	$210	$-

Tax benefit of stock options exercised	$71	$-	$-

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Cowlitz Bancorporation (the Company) is a bank holding company, located in southwest Washington. The Company's principal subsidiaries include Cowlitz Bank (also the Company or the Bank), a Washington state-chartered commercial bank, and, until its sale and discontinuance of operations in February 2002, Business Finance Corporation of Bellevue, Washington, an asset-based financing company. Cowlitz Bank operates as a community bank under the names of Cowlitz Bank in Cowlitz County, Washington, and Bay Bank in Bellevue and Vancouver, Washington, Portland, Oregon, and a limited service branch located in a retirement facility in Wilsonville, Oregon. During 2003, the Oregon branches changed their name from Northern Bank of Commerce to Bay Bank. During 2003, Cowlitz Bank also provided mortgage banking services through its Bay Mortgage and Bay Escrow divisions which operated in the Seattle, Bellevue, Silverdale, and Vancouver, Washington market areas, the Portland, Oregon market area, and throughout Cowlitz County, Washington. In December 2003, the Bank elected to close Bay Escrow and no longer conduct mortgage banking activities in the Seattle, Bellevue, or Silverdale markets and instead focus on its other markets in southwest Washington and Portland, Oregon. Cowlitz Bank is the largest community bank headquartered in Cowlitz County, Washington, and offers commercial banking services primarily to small and medium-sized businesses, professionals, and retail customers. Business Finance Corporation provided asset-based financing to companies throughout the western United States.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's subsidiary, Business Finance Corporation, is included in the consolidated financial statements for 2002 and 2001 as a discontinued segment. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates in preparation of the consolidated financial statements - Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of correspondent banks. The Bank has not experienced any losses in such accounts.

Investment securities - Investment securities are classified as trading, available-for-sale, or held-to-maturity. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are carried at fair value. Net unrealized gains and losses on trading securities are included in the consolidated statements of operations. Securities not classified as either held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax effect, added to or deducted from shareholders' equity. All investment securities have been designated as either available-for-sale or held-to-maturity as of December 31, 2003 and 2002.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is computed by the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to 39.5 years.

Goodwill - Goodwill was recognized from the excess of cost over the fair value of net assets acquired from the purchase of Business Financial Corporation, Bay Mortgage, and Bay Bank, formerly Northern Bank of Commerce. Goodwill was amortized by the straight-line method over a 15-year period until December 31, 2001. During 2001, goodwill related to the acquisition of Business Financial Corporation was considered impaired and the remaining unamortized balance of $1.2 million was charged to operations. The impairment loss was based upon an assessment of Business Financial Corporation's net tangible assets relative to its fair value as determined by a prospective sale transaction and planned disposition of the business segment subsequent to December 31, 2001.

Effective January 1, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Bank ceased amortization of goodwill and completed its first of ongoing assessments of goodwill impairment in March 2002. Goodwill impairment is deemed to exist if the net book value of a reporting unit, considered by the Bank to represent its operating segments, exceeds its estimated fair value. Based on the Company's initial assessment of impairment in 2002, goodwill associated with Bay Mortgage operations was determined to be impaired. Accordingly, an impairment charge resulted in a $1.2 million write-down of goodwill and the recognition of an expense, recorded as the cumulative effect of a change in accounting principle of $791,000, net of $417,000 in related taxes. Continued analysis of this and other goodwill components indicated that no additional impairment existed at December 31, 2002. In 2003, with the Bank's realignment of its mortgage banking operations, management determined all remaining goodwill associated with the acquisition of Bay Mortgage to be fully impaired which resulted in a charge to 2003 pre-tax earnings of $1.5 million.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

The following summarizes the Bank's recorded goodwill and the effects of adoption of SFAS No. 142 for the years ended December 31:

	2003		2002		2001

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

	(dollars in thousands, except per share amounts)

Net income (loss)	$117	$117	$1,496	$1,496	$(1,450)	$(1,450)
Add back goodwill amortization:
Continuing operations	-	-	-	-	-	224
Discontinued operations	-	-	-	-	-	-

Adjusted net income (loss)	$117	$117	$1,496	$1,496	$(1,450)	$(1,226)

Basic earnings (loss) per share:
Continuing operations	$0.03	$0.03	$0.53	$0.53	$0.16	$0.23
Discontinued operations	-	-	0.08	0.08	(0.55)	(0.55)
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	-	-

	$0.03	$0.03	$0.40	$0.40	$(0.39)	$(0.32)

Diluted earnings (loss) per share:
Continuing operations	$0.03	$0.03	$0.53	$0.53	$0.16	$0.22
Discontinued operations	-	-	0.07	0.07	(0.55)	(0.55)
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	-	-

	$0.03	$0.03	$0.39	$0.39	$(0.39)	$(0.33)

Identifiable intangible assets - Identifiable intangible assets are comprised of premiums paid to another financial institution for the acquisition of deposit relationships. As of December 31, 2003 and 2002, deposit premiums, net of accumulated amortization, were $236,000 and $502,000, respectively. The deposits premiums are being amortized using an accelerated method over a ten-year period.

Other real estate owned - Other real estate owned, acquired through or in lieu of foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is adjusted to equal the estimated fair value of the real estate to be acquired, less estimated costs to sell, by a charge to the allowance for loan losses. Any subsequent adjustments are recorded as a valuation allowance with a charge to gain or loss on sale of repossessed assets. Other real estate owned is included in other assets on the consolidated statements of condition.

Advertising - Advertising and promotional costs are generally charged to expense during the year in which they are incurred. Advertising and promotional expenses were approximately $171,000, $180,000, and $207,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Income taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on enacted tax rates, which is expected to be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are reported in the Company's income tax returns. The deferred tax provision or benefit for the year is equal to the net change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share of common stock - Earnings per share computations are computed using the weighted average number of common and dilutive common equivalent shares (primarily stock options) assumed to be outstanding during the period using the treasury stock method.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Stock-based compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25 and; therefore, discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statements of operations if the fair value method had been used.

Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting periods of the options, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2003		2002		2001

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

	(dollars in thousands, except for share amounts)

Net income (loss)	$117	$(506)	$1,496	$1,180	$(1,450)	$(1,639)

Basic earnings (loss) per share:
Continuing operations	$0.03	$(0.13)	$0.53	$0.44	$0.16	$0.11
Discontinued operations	-	-	0.08	0.08	(0.55)	(0.55)
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	-	-

	$0.03	$(0.13)	$0.40	$0.31	$(0.39)	$(0.44)

Diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.13)	$0.53	$0.44	$0.16	$0.11
Discontinued operations	-	-	0.07	0.07	(0.55)	(0.55)
Cumulative effect of a change
in accounting principle	-	-	(0.21)	(0.21)	-	-

	$0.03	$(0.13)	$0.39	$0.30	$(0.39)	$(0.44)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for December 31:

	2003	2002	2001

Dividend yield	0.00%	0.00%	0.93%
Expected life (years)	4.17 - 4.26	4.17	6.00
Expected volatility	48.31% - 52.11%	52.02%	16.70%
Risk-free rate	2.87% - 2.98%	4.25%	3.50%

Due to the discretionary nature of stock option grants, the compensation cost included in the 2003, 2002, and 2001 pro forma net income in accordance with SFAS No. 123 may not be representative of that expected in future years.

Off-balance sheet financial instruments - The Company holds no derivative financial instruments. However, in the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Loan receivables - For certain variable rate loans, fair value is estimated at carrying value as these loans reprice to market frequently. The fair value of other types of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Federal funds purchased - Due to their short-term nature, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank and other borrowings - Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of these borrowings.

Commitments to extend credit, credit card commitments, and standby letters of credit - The fair values of off-balance sheet commitments to extend credit, credit card commitments, and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Recently issued accounting standards - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities. It defined a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. The Company is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004. The Company does not have any VIEs and, accordingly, the implementation of this Interpretation did not result in an impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not result in an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not result in an impact on the Company's consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and No. 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of December 31, 2003, and the result did not have an impact on the Company's consolidated financial statements.

Comprehensive income - Comprehensive income includes net income reported on the statements of operations and changes in the fair value of available-for-sale investments reported as a component of shareholders' equity.

The components of comprehensive income for the years ended December 31 are as follows:

	2003	2002	2001

(dollars in thousands)
Unrealized (loss) gain arising during the period, net of tax	$(121)	$451	$31
Less reclassification adjustment for net realized (losses)
gains on securities available-for-sale included in
net income (loss) during the year, net of tax	(6)	121	59

Net unrealized (loss) gain included in
other comprehensive income	$(115)	$330	$(28)

Prior year reclassifications - Certain 2002 and 2001 amounts have been reclassified to conform with the current year presentation.

NOTE 2 - SALE OF BUSINESS SEGMENT

In February 2002, the Company sold substantially all of the net assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the year ended December 31, 2002. The following table summarizes the sale transaction:

(dollars in thousands)
Net finance receivables sold	$2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$2,630

Loan payable to Company	$2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities assumed	$3,053

Pre-tax gain on sale	$423

NOTE 3 - RESERVE REQUIREMENTS

The Bank is required to maintain reserves in cash or with the Federal Reserve Bank or an acceptable correspondent bank equal to a percentage of its reservable deposits. Required reserves were approximately $302,000 and $728,000 as of December 31, 2003 and 2002, respectively.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31 are shown below: (dollars in thousands)

December 31, 2003:

	Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government and agency securities	$12,612	$123	$-	$12,735
Mortgage-backed securities	34,046	267	(48)	34,265

	$46,658	$390	$(48)	$47,000

	Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal bonds	$8,044	$148	$(22)	$8,170
Certificate of deposit	100	-	-	100

	$8,144	$148	$(22)	$8,270

December 31, 2002:
	Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government and agency securities	$12,748	$271	$-	$13,019
Mortgage-backed securities	20,011	253	(7)	20,257

	$32,759	$524	$(7)	$33,276

	Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal bonds	$357	$5	$-	$362

The following table presents the gross unrealized losses and fair value of the Bank's investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(dollars in thousands)
Mortgage-backed securities	$10,178	$(48)	$-	$-	$10,178	$(48)
Munipal bonds	574	(22)	-	-	574	(22)

	$10,752	$(70)	$-	$-	$10,752	$(70)

Net losses of $9,000 in 2003, and net gains of $183,000 and $89,000 in 2002 and 2001, respectively, were realized on maturities and sales of investment securities available-for-sale.

NOTE 4 - INVESTMENT SECURITIES - (continued)

Maturity of investments - The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2003, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

(dollars in thousands)
Due within one year	$10,660	$10,781	$100	$100
Due after one year through five years	28,661	28,828	135	139
Due after five years through ten years	7,337	7,391	2,629	2,674
Due after ten years	-	-	5,280	5,357

	$46,658	$47,000	$8,144	$8,270

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities often mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

As of December 31, 2003 and 2002, investment securities in the amounts of $10.6 million and $19.5 million, respectively, were pledged as collateral to secure long-term FHLB borrowings and public deposits.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio as of December 31 consists of the following:

	2003	2002

(dollars in thousands)
Commercial loans	$38,793	$42,200
Real estate:
Construction	18,305	37,229
Residential 1 - 4 family	25,530	28,370
Commercial	77,412	82,763
Installment and other consumer	4,103	4,626

	164,143	195,188

Deferred loan fees	(653)	(682)

Loans, net of deferred loan fees	163,490	194,506
Allowance for loan losses	(3,968)	(6,150)

Total loans, net	$159,522	$188,356

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES - (continued)

An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

	2003	2002		2001

	Continuing	Continuing	Discontinued	Continuing	Discontinued
(dollars in thousands)	Operations	Operations	Operations	Operations	Operations

BALANCE, beginning of year	$6,150	$5,710	$287	$4,432	$129
Provision for loan losses	237	2,783	-	3,492	1,770
Loans charged to allowance	(3,224)	(2,616)	2	(2,981)	(1,630)
Recoveries credited to the allowance	805	273	-	767	18
Adjustment incident to acquisition and sale	-	-	(289)	-	-

BALANCE, end of year	$3,968	$6,150	$-	$5,710	$287

Loans on which the accrual of interest has been discontinued amounted to approximately $1.9 million, $5.1 million and $4.6 million at December 31, 2003, 2002, and 2001, respectively. Interest forgone on nonaccrual loans was approximately $165,000, $652,000, and $826,000, in 2003, 2002, and 2001, respectively.

At December 31, 2003 and 2002, the Company's recorded investment in certain loans that were considered to be impaired was $2.5 million and $11.0 million, respectively. Of these impaired loans, specific reserves of $380,000 and $1.5 million, respectively, were recognized. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2003, and 2002, was approximately $6.8 million, and $7.2 million, respectively.

Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2003, 2002, and 2001, interest income recognized on impaired loans totaled $683,000, $402,000, and $324,000, respectively.

As of December 31, 2003 and 2002, specific loans in the amounts of $4.6 million and $8.0 million, respectively, were pledged as collateral to secure long-term FHLB borrowings.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	2003	2002

(dollars in thousands)
Land	$614	$614
Buildings and improvements	4,305	4,412
Furniture and equipment	3,602	3,937

Total premises	8,521	8,963
Accumulated depreciation	(4,350)	(4,586)

Premises and equipment, net of accumulated depreciation	$4,171	$4,377

Depreciation expense amounted to $526,000, $615,000, and $811,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 7 - CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $43.0 million and $66.0 million at December 31, 2003 and 2002, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $1.5 million, $2.8 million, and $4.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003, the scheduled maturities for all time deposits are as follows:
(dollars in thousands)
Years ending December 31,	2004	$63,705
	2005	9,799
	2006	2,674
	2007	1,948
	2008	1,407

		$79,533

NOTE 8 - FEDERAL FUNDS PURCHASED

Unsecured overnight federal funds purchased were $225,000 and $2.5 million at December 31, 2003 and 2002, respectively. The interest rate on these borrowings was 0.5620% as of December 31, 2003, and was 0.8125% at December 31, 2002.

NOTE 9 - FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Federal Home Loan Bank and other borrowings consist of the following at December 31:

(dollars in thousands)	2003	2002

Notes payable to FHLB; interest from 1.18% to 8.62% and 1.43% to 8.62% at December 31, 2003 and 2002,
respectively; payable in monthly installments plus interest; due 2004 to 2009; secured by certain investment securities and mortgage loans totaling $6.7 million and $17.8 million at December 31, 2003 and 2002,
respectively	$5,653	$15,833

Notes payable to a correspondent bank; interest at 8.00% at December 31, 2003 and 2002, payable in monthly principal and interest installments of $29,477, final payment of $2.1 million due in December 31,
2007; secured by Bank stock	2,696	2,826

Contract payable to a private party; interest at 9.0%; payable in monthly installments plus interest through
October 2010	43	47

Total FHLB and other borrowings	$8,392	$18,706

The scheduled repayment of FHLB and other borrowings subsequent to December 31, 2003, is as follows:

(dollars in thousands)
Years ending December 31,	2 0 0 4	$5,324
	2 0 0 5	296
	2 0 0 6	295
	2 0 0 7	2,348
	2 0 0 8	78
	Thereafter	51

		$8,392

The borrowing from a correspondent bank has restrictive covenants that require the Bank to maintain minimum regulatory capital ratios.

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and are limited to 15% of total assets. The FHLB has also issued standby letters of credit totaling $2.6 million and $6.7 million at December 31, 2003 and 2002, respectively, to support the Bank's public deposits and certain standby letters of credit issued by the Bank.

NOTE 10 - INCOME TAXES

Components of the income tax (benefit) provision for the years ended December 31, were as follows:

(dollars in thousands)	2003	2002	2001

Currently payable:
Continuing operations	$(83)	$757	$819
Discontinued operations	-	(5)	(464)

	(83)	752	355

Deferred benefit:
Continuing operations	$45	$(418)	$(150)
Discontinued operations	-	152	(55)
Cumulative effect of a change in accounting principle	-	(417)	-

	45	(683)	(205)

Provision for income taxes	$(38)	$69	$150

The income tax (benefit) provision varies from the federal statutory income tax rate of 34% due primarily to the effect of nontaxable income on investments, loans and bank-owned life insurance along with nondeductible expenses for tax purposes such as the amortization of intangibles and life insurance premiums.

The composition of deferred tax assets and deferred tax liabilities at December 31 was as follows:

(dollars in thousands)	2003	2002

Deferred tax assets:
Allowance for loan losses	$914	$1,577
Amortization of intangible assets	1,099	622
Deferred compensation	14	-
Net operating loss carryforward	385	495
Accumulated depreciation	37	27
Write-down of other real estate	195	-
Other	56	95

	2,700	2,816

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(435)	(496)
Accrual to cash adjustment	-	(10)

	(435)	(506)

Net deferred tax assets	$2,265	$2,310

The above table does not include deferred tax assets or liabilities relating to the unrealized gain or loss on investment securities available-for-sale. Deferred tax liabilities of $117,000 in 2003 and $176,000 in 2002 were recorded in conjunction with unrealized gains and losses on investment securities available-for-sale.

NOTE 10 - INCOME TAXES - (continued)

A reconciliation between the statutory federal income tax provision and the effective tax provision is as follows:

	Years Ended December 31,

(dollars in thousands)	2003	2002	2001

Federal income taxes at statutory rate:
From continuing operations	$44	$525	$434
From discontinued operations	-	3	(876)
Effect of nondeductible goodwill amortization:
From continuing operations	-	-	20
From discontinued operations	-	-	445
Effect of nondeductible officers' life insurance	11	18	79
Utilization of capital loss carryforward	-	(516)	-
Other	(90)	39	48

	$(35)	$69	$150

At December 31, 2003, the Company had a $1.1 million net operating loss carryforward that was acquired with the purchase of Northern Bank of Commerce. The federal and state net operating loss carryforward will offset future taxable income by approximately $176,000 each year. The carryforwards will expire in 2020.

Management believes, based upon the Company's historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 11 - EARNINGS PER SHARE

The following table summarizes the denominator of the basic and diluted earnings per share computations:
	Years Ended December 31,

	2003	2002	2001

Weighted-average shares - basic	3,854,253	3,757,608	3,691,728
Effect of assumed conversion of stock options	150,249	93,588	39,591

Weighted-average shares - diluted	4,004,502	3,851,196	3,731,319

Options to purchase 536,966 shares with exercise prices ranging from $8.75 to $12.00 were not included in diluted earnings per share for 2003 due to the exercise price being greater than the average market price for the year ended December 31, 2003. These options expire from 2009 to 2013. At December 31, 2002, there were 229,273 shares with exercise prices ranging from $6.72 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price. These options expire from 2008 to 2012. Options to purchase 538,866 shares of common stock at a price ranging from $5.71 to $12.00 were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire from 2008 to 2010.

NOTE 12 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Dividends are paid by the Company from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans, or advances.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTE 12 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL - (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2003 and 2002, the Company and the Bank met or exceeded all relevant capital adequacy requirements.

The following table presents selected capital information for the Company (consolidated) and the Bank as of December 31, 2003 and 2002:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003
Total risk-based capital:
Consolidated	$32,679	16.38%	$15,962	≥8.00%	N/A	N/A
Bank	$33,614	16.85%	$15,956	≥8.00%	$19,946	≥10.00%
Tier 1 risk-based capital:
Consolidated	$30,166	15.12%	$7,981	≥4.00%	N/A	N/A
Bank	$31,102	15.59%	$7,978	≥4.00%	$11,967	≥6.00%
Tier 1 (leverage) capital:
Consolidated	$30,166	11.39%	$10,597	≥4.00%	N/A	N/A
Bank	$31,102	11.75%	$10,591	≥4.00%	$13,239	≥5.00%

December 31, 2002
Total risk-based capital:
Consolidated	$30,732	12.56%	$19,582	≥8.00%	N/A	N/A
Bank	$31,380	12.83%	$19,564	≥8.00%	$24,455	≥10.00%

Tier 1 risk-based capital:
Consolidated	$27,634	11.29%	$9,791	≥4.00%	N/A	N/A
Bank	$28,285	11.57%	$9,782	≥4.00%	$14,673	≥6.00%

Tier 1 (leverage) capital:
Consolidated	$27,634	8.05%	$13,728	≥4.00%	N/A	N/A
Bank	$28,285	8.28%	$13,668	≥4.00%	$17,085	≥5.00%

NOTE 13 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

During 2003, the Company adopted the 2003 Stock Incentive Plan (the 2003 Plan) under which it is authorized to issue up to 500,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. The 2003 Plan replaces the Company's former 1997 Stock Option Plan (the 1997 Plan), under which the Company was authorized to issue up to 625,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. Upon adoption of the 2003 Plan, there were 603,200 shares outstanding under the 1997 Plan and the remaining 21,800 shares authorized were retired. Under the 2003 Plan, options may be granted to the Company's employees, non-employee directors, and others whom management believes contribute to the long-term financial success of the Company. The exercise price of nonqualified stock options under the 2003 Plan must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors' compensation committee. At December 31, 2003 and 2002, options to purchase 765,990 and 500,500 shares, respectively, were outstanding under the both the 1997 and 2003 Plans.

NOTE 13 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS - (continued)

In connection with the acquisition of Northern Bank of Commerce during 2000, the Company issued 231,466 incentive stock options to former executive management and directors of Northern Bank of Commerce. These options vest equally over four years and expire ten years after the date of grant. The exercise prices of the options range from $11.09 to $12.00 per share and were granted outside of the 1997 Plan. In the process of recruiting senior management during 2003, the Company granted 65,000 nonqualified options, also outside of the 1997 and 2003 Plans, with exercise prices ranging from $6.87 to $7.91, which vest over four years and expire ten years from the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant.

Also during 2003, the Company amended its employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1% to 10%, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85% of the lowest market price on either the first or last day of the six month deferral period. As of December 31, 2003, the Company had not issued any shares under the revised terms of the Plan. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of December 31, 2003, there were 123,243 shares remaining under the Plan. During 2002 there were no sales under the ESPP, while for 2001 the Company sold 3,233 shares of stock under the Plan. Prior to the 2003 revisions, each employee was granted the right to purchase stock at a price equal to the fair value of the common stock at the date of grant, as determined by the Board of Directors. These grants were made to qualified employees each quarter and expired within the month they were granted.

A summary of option activity for the years ended December 31 is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Shares	Price	Shares	Price	Shares	Price

(dollars in thousands)
BALANCE, beginning of year	731,966	$7.48	801,546	$7.25	769,866	$7.29
Granted	462,000	$9.40	167,500	$5.52	57,233	$5.96
Exercised	(80,380)	$5.80	(87,600)	$5.47	(3,233)	$4.92
Forfeited	(51,130)	$5.55	(149,480)	$5.33	(22,320)	$4.78

BALANCE, end of year	1,062,456	$8.53	731,966	$7.48	801,546	$7.25

Exercisable, end of year	648,341	$7.91	543,503	$7.74	460,124	$6.87

Fair value of options granted		$4.01		$2.53		$1.33

Options available for grant	206,230		73,900		148,820

At December 31, 2003, exercise prices for outstanding options ranged from $4.44 to $12.00. For the options outstanding at December 31, 2003, the weighted average contractual life is 7.4 years.

NOTE 13 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS - (continued)

As of December 31, 2003, outstanding stock options consist of the following:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price Range	Outstanding	Price	Life	Exercisable	Price

$4.01 - $5.00	113,790	$4.62	6.6	99,208	$4.65
$5.01 - $6.00	242,500	$5.63	4.6	212,660	$5.67
$6.01 - $7.00	120,600	$6.79	9.1	56,600	$6.71
$7.01 - $8.00	48,600	$7.89	6.8	33,600	$7.91
$8.01 - $9.00	5,000	$8.75	9.8	1,000	$8.75
$10.01 - $11.00	300,500	$10.73	10.0	60,100	$10.73
$11.01 - $12.00	231,466	$11.68	6.5	185,173	$11.68

	1,062,456	$8.53	7.4	648,341	$7.91

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of the Bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank's undisbursed commitments and contingent liabilities at December 31, 2003, is as follows:

	Fixed	Variable
	Rate	Rate	Total

(dollars in thousands)
Commitments to extend credit	$2,739	$32,137	$34,876
Credit card commitments	3,038	-	3,038
Standby letters of credit	19	4,423	4,442

	$5,796	$36,560	$42,356

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

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - (continued)

The Company and the Bank are also party to several lease commitments for premises and equipment. Future rental payments on these lease commitments are as follows:

(dollars in thousands)
Years ending December 31,	2004	$540
	2005	372
	2006	290
	2007	219
	2008	155
	Thereafter	522

		$2,098

This payment schedule reflects actual commitments on lease agreements in which the Company is currently involved, and does not include potential additional payments relating to possible lease extensions.

Rent expense under lease agreements was $1.2 million, $1.1 million, and $1.1 million for the years ending December 31, 2003, 2002, and 2001, respectively. The Company recognized $184,000 in additional rent expense during 2003 to prepay the remaining balance due on canceled lease agreements.

NOTE 15 - RELATED-PARTY TRANSACTIONS

Certain directors, executive officers and their spouses, associates, and related organizations, had transactions with the Bank in the ordinary course of business. All loans and commitments to loan were made on substantially the same terms and conditions, including collateral required, as comparable transactions with unaffiliated parties. Directors and executive officers are charged the same rates of interest and loan fees as are charged to employees of the Company, with interest rates and fees slightly lower than those charged to non-employee borrowers. These related-party loan amounts are summarized as follows:

	2003	2002

(dollars in thousands)
Beginning balance	$10	$3,502
Loans made	897	1,606
Loan repayments made	(906)	(1,876)
Other	-	(3,222)

Ending balance	$1	$10

Certain officers from prior years were no longer officers as of December 31, 2002. The balances outstanding to such persons are reflected in the "other" category above.

The Chairman of the Company previously owned a securities brokerage franchise of Raymond James Financial Services, Inc., which leased space from the Company. The franchise was sold to a third party in 2001. Total income from the lease amounted to $24,000 for the year ended December 31, 2001.

NOTE 16 - EMPLOYEE BENEFIT PLANS

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

The Company contributed $301,000, $461,000, and $440,000 into the plan for the years ended December 31, 2003, 2002, and 2001, respectively.

During 2003, the Bank entered into a supplemental retirement plan for an executive officer. This plan provides for retirement benefit which increases annually until the executive reaches age 65 and will be paid out annually over the executive's life. As of December 31, 2003, the Bank's liability pursuant to this supplemental retirement plan was $28,000 which was also the related expense incurred for the year.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 were as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(dollars in thousands)
Financial assets:
Cash and cash equivalents	$24,527	$24,527	$43,691	$43,691
Investment securities	$55,144	$55,270	$33,633	$33,638
Federal Home Loan Bank stock, at cost	$1,974	$1,974	$2,346	$2,346
Loans held-for-sale	$8,360	$8,360	$63,645	$63,645
Loans, net of allowances for loan losses and deferred
loan fees	$159,522	$163,810	$188,356	$190,071
Financial liabilities:
Non-interest-bearing demand deposits	$60,572	$60,572	$46,539	$46,539
Savings and interest-bearing demand deposits	$86,375	$86,375	$108,961	$108,961
Certificates of deposit	$79,533	$79,788	$134,620	$135,540
Federal funds purchased	$225	$225	$2,525	$2,525
Federal Home Loan Bank borrowings	$5,653	$5,759	$15,833	$16,330
Other borrowings	$2,739	$2,739	$2,873	$2,873

While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2003 and 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003 and 2002 should not necessarily be considered to apply at subsequent dates.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Most of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2003. The Bank's loan policies provide for a "house limit" periodically established by management with approval from the Board of Directors. An application for credit that exceeds the house limit must obtain exception to policy approval by the Board of Director's loan committee. In addition, the Bank is limited by law the amount of credit it may extend to any single borrower or group of related borrowers.

NOTE 19 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION

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

The community banking and mortgage banking activities are monitored and reported by Company management as separate operating segments. The asset-based financing activity, conducted through Business Finance Corporation, was previously considered to be an additional segment of business. However, in the following table this former segment of business is reported as discontinued operations. Despite the closure of Bay Escrow and the Bellevue and Seattle offices of Bay Mortgage during the fourth quarter of 2003, mortgage lending activities in the remaining locations will continue to be reported as a separate operating segment.

NOTE 19 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)

The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that some operating expenses are not allocated to segments.

	2003

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$16,224	$2,525	$21	$(2,488)	$16,282
Interest expense	5,859	1,367	224	(2,488)	4,962

Net interest income	10,365	1,158	(203)	-	11,320

Provision for loan losses	(426)	-	663	-	237
Non-interest income	2,031	7,358	17	-	9,406
Non-interest expense	10,797	9,257	356	-	20,410

Income (loss) before provision
(benefit) for income taxes	2,025	(741)	(1,205)	-	79

Provision (benefit) for income taxes	599	(256)	(381)	-	(38)

Net income (loss)	$1,426	$(485)	$(824)	$-	$117

Depreciation and amortization	$679	$111	$-	$-	$790

Total assets	$266,970	$14,947	$34,547	$(47,665)	$268,799

NOTE 19 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)

	2002

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$20,007	$3,853	$13	$(1,834)	$22,039
Interest expense	8,578	1,609	234	(1,810)	8,611

Net interest income	11,429	2,244	(221)	(24)	13,428

Provision for loan losses	2,705	-	78	-	2,783
Non-interest income	1,860	10,033	-	-	11,893
Non-interest expense	10,871	8,799	527	-	20,197

Income (loss) before provision
(benefit) for income taxes	(287)	3,478	(826)	(24)	2,341

Provision (benefit) for income taxes	(77)	1,200	(784)	-	339

Net income (loss) from continuing operations
before cumulative effect of a change
in accounting principle	(210)	2,278	(42)	(24)	2,002

Cumulative effect of a change in
accounting principle	-	(791)	-	-	(791)

Net income (loss) from continuing
operations	$(210)	$1,487	$(42)	$(24)	1,211

Net income from discontinued
operations					285

Net income					$1,496

Depreciation and amortization	$770	$111	$-	$-	$881

Total assets	$341,160	$84,108	$34,142	$(114,246)	$345,164

NOTE 19 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)

	2001

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$24,523	$4,725	$86	$(3,230)	$26,104
Interest expense	13,318	2,791	245	(2,972)	13,382

Net interest income	11,205	1,934	(159)	(258)	12,722

Provision for loan losses	2,779	713	-	-	3,492
Non-interest income	1,345	8,216	30	-	9,591
Non-interest expense	10,153	6,674	717	-	17,544

Income (loss) before provision
(benefit) for income taxes	(382)	2,763	(846)	(258)	1,277

Provision (benefit) for income taxes	(62)	939	(208)	-	669

Net income (loss) from
continuing operations	$(320)	$1,824	$(638)	$(258)	608

Net income from discontinued
operations					(2,058)

Net loss					$(1,450)

Depreciation and amortization:
From continuing operations	$1,017	$288	$-	$-	$1,305
From discontinued operations	-	-	103	-	103

Total depreciation and amortization	$1,017	$288	$103	$-	$1,408

Assets:
Continuing operations	$362,811	$56,649	$32,767	$(84,359)	$367,868
Discontinued operations	-	-	2,792	-	2,792

Total assets	$362,811	$56,649	$35,559	$(84,359)	$370,660

NOTE 20 - PARENT COMPANY ONLY FINANCIAL DATA

The following sets forth condensed financial information of the parent Company on a stand-alone basis:

Statements of Condition (unconsolidated)

		December 31,
(dollars in thousands)		2003	2002
ASSETS
Cash and cash equivalents		$1,741	$2,013
Investment in bank subsidiary		32,739	31,914
Other assets		67	215

Total assets		$34,547	$34,142

LIABILITIES AND SHAREHOLDERS' EQUITY
Correspondent bank borrowing		$2,696	$2,826
Other liabilities		49	53

Total liabilities		2,745	2,879
SHAREHOLDERS' EQUITY		31,802	31,263

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY		$34,547	$34,142

Statements of Operations
(unconsolidated)

	Years ended December 31,

(dollars in thousands)	2003	2002	2001

INCOME
Income from subsidiaries	$38	$13	$86
Other income	-	-	30

	38	13	116

EXPENSES
Interest expense	224	234	245
Other expense	1,019	605	717

	1,243	839	962

Loss before income tax benefit and equity
in undistributed earnings of subsidiaries	(1,205)	(826)	(846)
Income tax benefit	381	493	208

Net loss before equity in
undistributed earnings of subsidiaries	(824)	(333)	(638)
Equity in undistributed earnings
of subsidiaries with continuing operations	941	1,544	1,246

NET INCOME FROM
CONTINUING OPERATIONS	117	1,211	608
Equity in undistruted earnings (losses)
of discontinued subsidiaries, net of tax	-	285	(2,058)

NET INCOME (LOSS)	$117	$1,496	$(1,450)

NOTE 20 - PARENT COMPANY ONLY FINANCIAL DATA - (continued)

Statements of Cash Flows
(unconsolidated)

	Years Ended December 31,

	2003	2002	2001

(dollars in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income from continuing operations	$117	$1,211	$608
Adjustments to reconcile net income to net
cash from operating activities:
Undistributed (earnings) losses of
subsidiaries	(941)	(1,829)	812
Charge-off of purchased loan	663
Decrease in other assets	148	323	35
(Decrease) increase in other liabilities	68	28	(50)

Net cash from continuing
operating activities	55	(267)	1,405

Net income (loss) from discontinued
operations	-	285	(2,058)

Net cash from operating activities	55	18	(653)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of loans	(663)	-	-
Disposal of investment in nonbank subsidiary	-	761	-
Advances to subsidiaries	-	-	(12,400)
Repayment of advances to subsidiaries	-	450	12,350

Net cash from investing activities	(663)	1,211	(50)

CASH FLOWS FROM FINANCING
ACTIVITIES
Net repayments of long-term borrowings	(130)	(119)	(55)
Proceeds from issuance of common stock	466	479	17
Dividends paid	-	-	(200)

Net cash from financing activities	336	360	(238)

NET INCREASE (DECREASE) IN
CASH AND CASH EQ UIVALENTS	(272)	1,589	(941)

CASH AND CASH EQ UIVALENTS,
beginning of year	2,013	424	1,365

CASH AND CASH EQ UIVALENTS,
end of year	$1,741	$2,013	$424

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years 2003 and 2002:

(dollars in thousands)	March 31	June 30	September 30	December 31

2003
Interest income	$4,659	$4,151	$3,786	$3,686
Interest expense	1,531	1,353	1,125	953

Net interest income	3,128	2,798	2,661	2,733
Provision for loan losses	523	43	(36)	(293)
Non-interest income	3,494	2,710	2,175	1,027
Non-interest expense	5,105	5,019	4,405	5,881

Income before provision (benefit) for income taxes	994	446	467	(1,828)
Provision (benefit) for income taxes	351	161	147	(697)

Net income (loss)	$643	$285	$320	$(1,131)

Basic earnings (loss) per share of common stock	$0.16	$0.07	$0.08	$(0.29)

Diluted earnings (loss) per share of common stock	$0.16	$0.07	$0.08	$(0.28)

Interest income and interest expenses declined from quarter to quarter throughout 2003 primarily due to a reduction in volumes of interest-earning assets and interest-bearing liabilities. Loans and loans held-for-sale declined $86.3 million during 2003, while interest-bearing deposits and borrowings declined $90.3 million.

During the fourth quarter of 2003, the Bank closed its Bay Mortgage offices in Bellevue and Seattle, and significantly curtailed its sale of mortgage loans in all Bay Mortgage locations. The Bank will still offer mortgage loan products through its remaining Bay Mortgage locations, but at this time will no longer sell the loans into the secondary market. These actions are the primary cause of the fourth quarter 2003 decline in non-interest income and increase in non-interest expense. Non-interest expenses during the fourth quarter include a $1.5 million write-off of the carrying value of goodwill associated with the purchase of Bay Mortgage, costs to cancel building and equipment leases, reduce Bay Mortgage staffing, and other related charges. Management expects both non-interest income and expense to be substantially reduced in future quarters compared to 2003 quarters.

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - (continued)

(dollars in thousands)	March 31	June 30	September 30	December 31

2002
Interest income	$5,559	$5,560	$5,430	$5,490
Interest expense	2,535	2,232	2,042	1,802

Net interest income	3,024	3,328	3,388	3,688
Provision for loan losses	300	355	352	1,776
Non-interest income	2,438	2,374	2,973	4,108
Non-interest expense	4,541	4,815	5,208	5,633

Income before provision (benefit) for income taxes	621	532	801	387
Provision (benefit) for income taxes	243	(184)	287	(7)

Income from continuing operations	378	716	514	394
Discontinued operations:
Income from operations, net of tax	6	-	-	-
Gain on disposal, net of tax	279	-	-	-

Income before change in accounting	663	716	514	394
Change in accounting, net of tax	(791)	-	-	-

Net income (loss)	$(128)	$716	$514	$394

Basic earnings (loss) per share of common stock
Continued operations	$0.10	$0.19	$0.14	$0.10
Discontinued operations	$0.08	$-	$-	$-
Change in accounting	$(0.21)	$-	$-	$-

Net income (loss) per share of common stock	$(0.03)	$0.19	$0.14	$0.10

Diluted earnings (loss) per share of common stock
Continued operations	$0.10	$0.19	$0.13	$0.10
Discontinued operations	$0.08	$-	$-	$-
Change in accounting	$(0.21)	$-	$-	$-

Net income (loss) per diluted share of common stock	$(0.03)	$0.19	$0.13	$0.10

In February 2002, the Company sold substantially all assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000, or $279,000 after tax. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations in the quarter ended March 31, 2002.

Bay Mortgage experienced a substantial increase in the volume of loans originated and sold during the fourth quarter of 2002, which resulted in increased non-interest income when compared to prior quarters. During the fourth quarter, Bay Mortgage originated and sold approximately $180.0 million of loans held-for-sale compared to approximately $300,000 during the first three quarters of the year.

The quarter ended December 31, 2002 includes a provision for loan losses of $1.8 million. This increase from prior quarters includes $1.2 million resulting from the charge-off of $900,000 for a portion of one specific loan related to invoice factoring, and a $300,000 increase in the specific reserves associated with the remaining balance of that loan. The additional provisions were taken during the quarter to increase the reserve against potential losses on loans that were downgraded by the Company's internal grading system.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

During the fourth quarter of 2003, the Company carried out evaluations, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that certain disclosure controls and procedures need further improvement; however, they concluded that the existing controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to the sections entitled "Security Ownership," "Election of Directors," and "Information Regarding the Board of Directors and its Committees," in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

On March 5, 2004, the Company announced the retirement of its Chairman, Benjamin Namatinia. Mr. Namatinia served as Chairman of the Cowlitz Bancorporation Board of Directors since its incorporation in 1991, and served as both Chairman and CEO from 1994 through 2001. Current Board member, Phill Rowley will serve as Chairman through the remainder of the current term, which extends through May 21, 2004, the date of the annual shareholder's meeting.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to the section entitled "Security Ownership" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to the section entitled "Related-Party Transactions" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference to the section entitled "Auditors" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.     On October 28, 2003, the Company furnished information on Form 8-K, under Item 12, regarding a press release announcing its third quarter results of operations. On December 16, 2003, the Company furnished information on Form 8-K, under Item 5, regarding a press release announcing the Company's strategy to realign its mortgage division.

b.     The exhibit list is set forth on the Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

COWLITZ BANCORPORATION
(Registrant)

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March 2004.

/s/Phillip S. Rowley
Phillip S. Rowley, Chairman

/s/ John S. Maring
John S. Maring, Director

/s/ Mark F. Andrews, Jr
Mark F. Andrews, Jr., Director

/s/ Ernie Ballou
Ernie Ballou, Director

Principal Executive Officer:

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick
President and Chief Executive Officer, Director

Principal Accounting Officer:

/s/ Donna P. Gardner
Donna P. Gardner
Vice President and Chief Financial Officer, Director

3.1*	Restated and Amended Articles of Incorporation of Registrant.
3.2*	Bylaws of Registrant.
10.1*	Advances Security and Deposit Agreement dated March 29, 1991 between Federal Home Loan Bank of Seattle and Cowlitz Bank.
10.2*	Federal Home Loan Bank of Seattle Form of Promissory Note (Credit Line Fixed Rate Advance).
10.4*	Lease Agreement dated October 7, 1963 between Twin City Development Co. and Bank of Cowlitz County.
10.5*	Assignment of Lease dated March 4, 1976 between Bank of the West and Old National Bank of Washington.
10.6*	Assignment of Lease dated March 30, 1979 between Old National Bank of Washington and Pacific National Bank of Washington.
10.7*	Extension of Lease dated April 1, 1989 between Triangle Development Company and First Interstate Bank of Washington, N.A.
10.8	Employment Agreement with Rich Fitzpatrick (incorporated by reference to the Registrant's Form 10-Q filed May 15, 2003)
10.9	Cowlitz Bancorporation 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant's proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003).
10.10	Employment Agreement with Ernie Ballou (incorporated by reference to the Registrant's Form 10-Q filed May 15, 2003)
10.11	Cowlitz Bancorporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003).
11.1**	Computation of Per Share Earnings. (Included in Note 1 to the Consolidated Financial Statements included herein)
21	List of all Subsidiaries of the Registrant: Cowlitz Bank
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355
**	Previously filed

Exhibit 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 30, 2004, relating to the audited consolidated financial statements of Cowlitz Bancorporation and Subsidiaries for the years ended December 31, 2003, 2002, and 2001, included in the Form 10-K, into the Company's previously filed Registration Statement Files Nos. 333-48607, 333-92274, and 333-92272.

Portland, Oregon                                                                                                                 /s/ Moss Adams LLP
March 29, 2004

Exhibit 31.1

CERTIFICATION

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2004	/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Donna P. Gardner, certify that:

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2004	/s/ Donna P. Gardner
Donna P. Gardner
Chief Financial Officer, Principal Accounting Officer

Exhibit 32

 CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's annual report of Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

March 30, 2004