Form 10-Q
period 2004-03-31
COWLITZ BANCORPORATION
filed 2004-05-17
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended March 31, 2004
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value on April 30, 2004: 3,913,152 shares.

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition -	3
	March 31, 2004 and December 31, 2003
	Consolidated Statements of Income -	4
	Three months ended March 31, 2004 and 2003 and year ended December 31, 2003
	Consolidated Statements of Changes in Shareholders' Equity -	5
	Year ended December 31, 2003 and three months ended March 31, 2004
	Consolidated Statements of Cash Flows -	6
	Three months ended March 31, 2004 and 2003
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition	14-23
	And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-24
Item 4.	Controls and Procedures	24
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
	Signatures	26
	Certification of Chief Executive Officer and Chief Financial Officer	27-29

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	March 31,	December 31,
ASSETS	2004	2003

Cash and cash equivalents	$26,663	$24,527
Investment securities:
Available-for-sale (at fair value, cost of $49,796 and $46,658 at
March 31, 2004 and December 31, 2003, respectively)	50,716	47,000
Held-to-maturity (at amortized cost, fair value of $100 and $8,270
at March 31, 2004 and December 31, 2003, respectively)	100	8,144

Total investment securities	50,816	55,144

Federal Home Loan Bank stock, at cost	1,966	1,974

Loans held-for-sale	-	8,360

Loans, net of deferred loan fees	165,929	163,490
Allowance for loan losses	(4,003)	(3,968)

Total loans, net	161,926	159,522

Cash surrender value of bank-owned life insurance	8,303	8,170
Premises and equipment, net of accumulated depreciation of $4,455 and
$4,350 at March 31, 2004 and December 31, 2003, respectively	4,079	4,171
Goodwill, net of impairment adjustments and accumulated amortization
of $1,987 at March 31, 2004 and December 31, 2003, respectively	852	852
Intangible assets, net of accumulated amortization of $1,800 and
$1,734 at March 31, 2004 and December 31, 2003, respectively	170	236
Accrued interest receivable and other assets	4,929	5,843

TOTAL ASSETS	$259,704	$268,799

LIABILITIES
Deposits:
Non-interest-bearing demand	$52,956	$60,572
Savings and interest-bearing demand	86,363	86,375
Certificates of deposit	81,141	79,533

Total deposits	220,460	226,480

Federal funds purchased	2,125	225
Federal Home Loan Bank borrowings	608	5,653
Other borrowings	1,950	2,739
Accrued interest payable and other liabilities	1,906	1,900

TOTAL LIABILITIES	227,049	236,997

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at March 31, 2004 and December 31, 2003	-	-
Common stock, no par value; 25,000,000 shares authorized; with 3,913,152 and 3,898,652 shares issued and outstanding at March 31, 2004 and
December 31, 2003, respectively	18,031	17,957
Additional paid-in capital	1,609	1,609
Retained earnings	12,408	12,011
Accumulated other comprehensive income, net of taxes	607	225

TOTAL SHAREHOLDERS' EQUITY	32,655	31,802

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$259,704	$268,799

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended March 31		Year Ended December 31,
	2004	2003	2003
INTEREST INCOME
Interest and fees on loans	$3,058	$4,233	$14,586
Interest on taxable investment securities	461	250	1,089
Interest on non-taxable investment securities	80	3	102
Other interest and dividend income	21	173	505

Total interest income	3,620	4,659	16,282

INTEREST EXPENSE
Savings and interest-bearing demand	184	324	1,141
Certificates of deposit	497	1,003	3,117
Federal funds purchased	3	7	16
Federal Home Loan Bank borrowings	19	140	460
Other borrowings	51	57	228

Total interest expense	754	1,531	4,962

Net interest income before (benefit) provision for loan losses	2,866	3,128	11,320

(BENEFIT) PROVISION FOR LOAN LOSSES	(13)	523	237

Net interest income after (benefit) provision for loan losses	2,879	2,605	11,083

NON-INTEREST INCOME
Service charges on deposit accounts	188	246	858
Gains on loans sold	172	1,749	4,404
Mortgage brokerage fees	105	843	1,992
Escrow fees	-	337	961
Credit card income	138	153	633
Fiduciary income	101	90	320
Increase in cash surrender value of bank-owned life insurance	133	-	170
Net losses on sales of investment securities available-for-sale	-	-	(9)
Net (losses) gains on sale of repossessed assets	(80)	33	(13)
Other income	51	43	90

Total non-interest income	808	3,494	9,406

NON-INTEREST EXPENSE
Salaries and employee benefits	1,662	2,624	9,478
Net occupancy and equipment expense	435	647	2,564
Professional fees	160	467	1,527
Goodwill impairment	-	-	1,472
Business taxes	55	133	12
FDIC assessment	104	138	505
Credit card expense	130	155	616
Data processing and communications	78	129	454
Loan expense	15	113	746
Postage and freight	62	103	426
Travel and education	36	71	288
Stationery and supplies	37	61	233
Temporary help	4	134	377
Amortization of intangible assets	66	66	265
Expenses relating to other real estate owned	19	27	196
Other expenses	310	237	1,251

Total non-interest expense	3,173	5,105	20,410

Income before provision for income taxes	514	994	79
INCOME TAX PROVISION (BENEFIT)	117	351	(38)

NET INCOME	$397	$643	$117

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.10	$0.17	$0.03

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.10	$0.16	$0.03

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC	3,906,379	3,819,424	3,854,253

WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED	4,135,912	3,918,460	4,004,502

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income

BALANCE, December 31, 2002	3,818,272	$17,491	$1,538	$11,894	$340	$31,263
Comprehensive income:
Net income	-	-	-	117	-	117	$117
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(115)	(115)	(115)

Comprehensive income							$2

Proceeds from the exercise of
stock options	80,380	466	-	-	-	466
Tax benefit from the exercise
of stock options	-	-	71	-	-	71

BALANCE, December 31, 2003	3,898,652	17,957	1,609	12,011	225	31,802
Comprehensive income:
Net income	-	-	-	397	-	397	$397
Net unrealized gains on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $(134)	-	-	-	-	261	261	261
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $(63)	-	-	-	-	121	121	121

Comprehensive income							$779

Proceeds from the exercise of
stock options	14,500	74	-	-	-	74

BALANCE, March 31, 2004	3,913,152	$18,031	$1,609	$12,408	$607	$32,655

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended
	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations	$397	$643
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax expense (benefit)	163	(769)
Depreciation and amortization	179	217
(Benefit) provision for loan losses	(13)	523
Increase in cash surrender value of bank-owned life insurance	(133)	-
Federal Home Loan Bank stock dividends	(19)	(38)
Net amortization of investment security premiums and accretion of discounts	91	70
Net losses (gains) on sales of foreclosed assets	80	(33)
Net (gains) losses on the sale and disposal of premises and equipment	(2)	10
Net gains on loans sold	(172)	(1,749)
Origination of loans held-for-sale	(3,019)	(125,069)
Proceeds from loan sales	10,663	153,308
Decrease in accrued interest receivable and other assets	74	365
Increase in accrued interest payable and other liabilities	6	328

Net cash from operating activities	8,295	27,806

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of investment securities available-for-sale	4,816	6,097
Purchases of available-for-sale investment securities
Purchases of available-for-sale investment securities	-	(8,117)
Proceeds from redemption of Federal Home Loan Bank stock	27	42
Net (increase) decrease in loans	(1,568)	14,220
Proceeds from sale of foreclosed assets	465	711
Purchases of premises and equipment	(21)	(11)
Proceeds from the sale of premises and equipment	2	4

Net cash from investment activities	3,721	12,946

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings, noninterest-bearing and interest-bearing demand deposits	(7,628)	(6,277)
Net increase (decrease) in certificates of deposit	1,608	(22,193)
Net increase in federal funds purchased	1,900	1,150
Proceeds from Federal Home Loan Bank borrowings	10,000	-
Repayment of Federal Home Loan Bank borrowings	(15,045)	(8,045)
Repayment of other borrowings	(789)	(34)
Proceeds from the exercise of stock options	74	29

Net cash from financing activities	(9,880)	(35,370)

Net increase in cash and cash equivalents	2,136	5,382
CASH AND CASH EQUIVALENTS, be ginning of period	24,527	43,691

CASH AND CASH EQUIVALENTS, end of period	$26,663	$49,073

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

1.  Nature of Operations

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. Cowlitz Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Oregon branches of Bay Bank were previously operated under the name Northern Bank of Commerce (NBOC). Cowlitz Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington. During much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and the first quarter of 2004.

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

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.

3.  Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds sold generally mature the day following purchase.

4.  Use of Estimates in the Preparation of Financial Statements

Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for loan losses and the carrying value of the Company's goodwill. Actual results could differ from those estimates.

5.  Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2004	2003	2003

Weighted-average shares - basic	3,906,379	3,819,424	3,854,253
Effect of assumed conversion of stock options	229,533	99,036	150,249

Weighted-average shares - diluted	4,135,912	3,918,460	4,004,502

Options to purchase 239,966 shares of common stock with exercise prices ranging from $10.99 to $12.00, with an average price of $11.66, were outstanding at March 31, 2004 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the three month period ended March 31, 2004. These options expire from 2009-2014.

Options to purchase 279,566 shares of common stock with exercise prices ranging from $7.00 to $12.00, with an average price of $11.02, were outstanding at March 31, 2003 but were not included in the computation of diluted earnings per share because the

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

options' exercise price was greater than the average market price of the common shares for the three month period ended March 31, 2003. These options expire from 2008-2012.

Options to purchase 536,966 shares of common stock with exercise prices ranging from $8.75 to $12.00, with an average price of $11.12, were outstanding at December 31, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2003. These options expire from 2009-2013.

6.  Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities. It defined a variable interest entity ("VIE") as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. The Company is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004. The Company does not have any VIEs and, accordingly, the implementation of this Interpretation did not impact its consolidated financial statements.

In April 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not impact the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not impact the Company's consolidated financial statements.

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

	Three Months Ended		Three Months Ended		Year Ended
	March 31, 2004		March 31, 2003		December 31, 2003
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	(dollars in thousands, except for share amounts)

Net income (loss)	$397	$355	$643	$505	$117	$(506)

Basic earnings (loss) per share	$0.10	$0.09	$0.17	$0.13	$0.03	$(0.13)

Diluted earnings (loss) per share	$0.10	$0.09	$0.16	$0.13	$0.03	$(0.13)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for March 31, 2004 and 2003 and for December 31, 2003.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2004	2003	2003
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	4.26	4.17	4.17 - 4.26
Expected volatility	38.40%	52.11%	48.31% - 52.11%
Risk-free rate	2.98%	2.98%	2.87% - 2.98%

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

8.  Comprehensive Income

For the Company, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

The components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 and the twelve months ended December 31, 2003, are as follows:

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2004	2003	2003
(dollars in thousands)
Unrealized gain (loss) arising during the period, net of tax	$382	$(75)	$(121)
Less reclassification adjustment for net realized losses
on securities available-for-sale included in net
income during the year, net of tax	-	-	(6)

Net unrealized gain (loss) included in
other comprehensive income	$382	$(75)	$(115)

9.  Segments of an Enterprise and Related Information

The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. The mortgage banking segment, Bay Mortgage, offers a full line of residential lending products including FHA and VA loans, construction loans, and bridge loans.

The community banking and mortgage banking activities are monitored and reported by Company management as separate operating segments. Despite the closure of Bay Escrow and the Bellevue and Seattle offices of Bay Mortgage during the fourth quarter of 2003, mortgage lending activities in the remaining locations will continue to be reported as a separate operating segment.

The accounting policies for the Company's segment information provided in the following tables are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2003 annual report, except that some operating expenses and the results of discontinued operations are not allocated to segments.

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003 concerning the Company's reportable segments is shown in the following tables:

	Three Months Ended March 31, 2004
	Banking	Mortgage Banking	Holding Company	Intersegment	Consolidated
(unaudited)
Interest income	$4,071	$107	$3	$(561)	$3,620
Interest expense	1,173	92	50	(561)	754

Net interest income	2,898	15	(47)	-	2,866

Provision (benefit) for loan losses	150	-	(163)	-	(13)
Noninterest income	531	277	-	-	808
Noninterest expense	2,519	484	170	-	3,173

Income (loss) before provision
(benefit) for income taxes	760	(192)	(54)	-	514

Provision (benefit) for income taxes	200	(66)	(17)	-	117

Net income (loss)	$560	$(126)	$(37)	$-	$397

Depreciation and amortization	$162	$17	$-	$-	$179

Total assets	$257,633	$2,009	$34,609	$(34,547)	$259,704

Compared to quarterly segment information reported during 2003, the mortgage banking segment experienced significantly lower activity during the first quarter of 2004. In December 2003 and the first quarter of 2004, the Company began reducing the size of its mortgage banking operations by closing its Bay Mortgage offices in Bellevue and Seattle. Management believes that the net loss reported for the mortgage banking segment during the three months ended March 31, 2004 could have been significantly higher if the segment had continued to operate as it had during 2003. Reduced demand for mortgage refinance loans and a desire to concentrate resources on the core banking segment were the factors leading to the decision to scale back the mortgage banking segment. The credit to the provision for loan losses on the Holding Company segment was generated from the recovery of a previously charged-off loan.

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2003
	Banking	Mortgage Banking	Holding Company	Intersegment	Consolidated
(unaudited)
Interest income	$4,282	$944	$8	$(575)	$4,659
Interest expense	1,525	525	56	(575)	1,531

Net interest income	2,757	419	(48)	-	3,128

Provision (benefit) for loan losses	(751)	-	1,274	-	523
Noninterest income	565	2,929	-	-	3,494
Noninterest expense	2,735	2,307	63	-	5,105

Income (loss) before provision
(benefit) for income taxes	1,338	1,041	(1,385)	-	994

Provision (benefit) for income taxes	468	359	(476)	-	351

Net income (loss)	$870	$682	$(909)	$-	$643

Depreciation and amortization	$189	$28	$-	$-	$217

Total assets	$308,376	$54,156	$34,707	$(86,549)	$310,690

The segment information for the three months ended March 31, 2003 includes a reclassification between the Banking and Holding Company segments of $901,000 for the provision for loan losses. This reclassification does not affect the consolidated results of operation or earnings per share, but has resulted in a benefit to the Banking segment presentation above.

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Year Ended December 31, 2003
	Banking	Mortgage Banking	Holding Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$16,224	$2,525	$21	$(2,488)	$16,282
Interest expense	5,859	1,367	224	(2,488)	4,962

Net interest income	10,365	1,158	(203)	-	11,320

Provision for loan losses	(426)	-	663	-	237
Non-interest income	2,031	7,358	17	-	9,406
Non-interest expense	10,797	9,257	356	-	20,410

Income (loss) before provision
(benefit) for income taxes	2,025	(741)	(1,205)	-	79

Provision (benefit) for income taxes	599	(256)	(381)	-	(38)

Net income (loss)	$1,426	$(485)	$(824)	$-	$117

Depreciation and amortization	$679	$111	$-	$-	$790

Total assets	$266,970	$14,947	$34,547	$(47,665)	$268,799

The segment information for the year ended December 31, 2003 includes a reclassification between the Banking and Holding Company segments of $901,000 for the provision for loan losses. This reclassification does not affect the consolidated results of operation or earnings per share, but has resulted in a benefit to the Banking segment presentation above. The net loss reported for the mortgage banking segment is primarily due to costs associated with the closure of that segment's Bellevue and Seattle offices recorded during the forth quarter of 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2004 and 2003

During the first quarter of 2004 the Company's net income was $397,000, or $0.10 per diluted share, compared to net income of $643,000, or $0.16 per diluted share, during the first quarter of 2003. Net interest income was $262,000 lower for the three months ended March 31, 2004 when compared to the same period of 2003, but the Company benefited from a reduction in the provision for loan losses of $536,000. The first quarter of 2004 includes a credit to the provision for loan losses of $13,000, the result of a $163,000 recovery by the Holding Company of a previously charged-off loan, while the Banking segment recorded a provision for loan losses of $150,000 for the first quarter of 2004. Non-interest income and non-interest expenses were $2.7 million and $1.9 million lower, respectively comparing the first quarters of 2004 and 2003. These decreases primarily resulted from reductions in the Company's mortgage operations.

Financial Condition as of March 31, 2004 and December 31, 2003

At March 31, 2004, total assets were $259.7 million and total liabilities were $227.0 million. Total assets have decreased $9.1 million or 3.4% from $268.8 million at December 31, 2003 and liabilities have decreased $9.9 million or 4.2% from $237.0 million at December 31, 2003.

The decline in total assets is primarily due to a reduction in loans held-for-sale since December 31, 2003. At December 31, 2003, the loans held-for-sale were $8.4 million but as of March 31, 2004, the entire balance had been sold into the secondary market. As part of the strategy to curtail the mortgage operations, the Company will no longer originate loans for sale into the secondary market. Although the Company has ceased its secondary market function and closed its Bellevue and Seattle, Washington Bay Mortgage offices, mortgage lending products will continue to be offered to the Company's customers in its remaining Bay Mortgage locations in Longview and Vancouver, Washington.

Reductions in the volumes of non-interest-bearing demand deposits and Federal Home Loan Bank (FHLB) borrowings, account for the majority of the decline in total liabilities from December 31, 2003 to March 31, 2004. The balance in these accounts was uncharacteristically high at December 31, 2003 at $60.6 million but had declined to $53.0 at March 31, 2004. The average balance of non-interest-bearing demand deposits for the first quarter of 2004 was $54.9 million, which compares favorably to an average of $53.3 million during the fourth quarter of 2003. The Company had $18.6 million in brokered deposits at March 31, 2004, or 8.4% of the $220.5 million total deposits compared to $10.4 million or 4.6% of $226.5 million of total deposits at December 31, 2003. FHLB borrowings were $5.0 million lower at March 31, 2004 than at December 31, 2003.

Critical Accounting Policies

The Company's most critical accounting policy is related to the allowance for loan losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date. Quantitative factors include:

  the volume and severity of non-performing loans and adversely classified credits, the level of net charge-offs experienced on previously classified loans, the nature and value of collateral securing the loans,
  the trend in loan growth and the percentage of change,
  the level of geographic and/or industry concentration,
  the relationship and trend over the past several years of recoveries in relation to charge-offs, and other known factors regarding specific loans.

Qualitative factors include:

  the effectiveness of credit administration,
  the adequacy of loan review,
  the adequacy of loan operations personnel and processes,
  the effect of competitive issues that impact loan underwriting and structure the impact of economic conditions, and
  the introduction of new loan products or specific marketing efforts.

Changes in the above factors could significantly effect the determination of the adequacy of the allowance for loan losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses."

Another critical accounting policy for the Company is that related to the carrying value of goodwill. Goodwill was recognized from the excess of cost over the fair value of net assets acquired from the purchase of Bay Mortgage, and Bay Bank, formerly Northern Bank of Commerce. Goodwill was amortized by the straight-line method over a 15-year period until December 31, 2001.

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

Analysis of Net Interest Income

The primary component of the Company's earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Three months ended March 31, 2004 and 2003

Interest income from certain of the Company's earning assets is non-taxable. The following table presents interest income and expense, including adjustments for non-taxable interest income, and the resulting tax adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
(unaudited)	March 31,		Increase
(dollars in thousands)	2004	2003	(Decrease)	Change
Interest income	$3,620	$4,659	$(1,039)	-22.3%
Tax effect of non-taxable interest income	38	8	30	375.0%

Tax equivalent interest income	3,658	4,667	(1,009)	-21.6%
Interest expense	754	1,531	(777)	-50.8%

Net interest income	$2,904	$3,136	$(232)	-7.4%

Average interest earning assets	$234,075	$304,488	$(70,413)	-23.1%
Average interest bearing liabilities	$169,536	$242,167	$(72,631)	-30.0%

Average yields earned (1)	6.25%	6.13%	0.12%
Average rates paid (1)	1.78%	2.53%	-0.75%
Net interest spread (1)	4.47%	3.60%	0.87%
Net interest margin (1)	4.96%	4.12%	0.84%

(1) Ratios for the three months ended March 31, 2004 and 2003 have been annualized

Comparing the quarter ended March 31, 2004 to the quarter ended March 31, 2003, interest income declined $1.0 million, interest expense declined $777,000, and net interest income decreased $262,000. The Company's average interest-earning assets and interest-bearing liabilities each declined over $70.0 million under the same comparison. The overall tax-equivalent average earning asset yield was 6.25% for the quarter ended March 31, 2004 compared to 6.13% for the quarter ended March 31, 2003. An increase in average non-taxable municipal bonds caused the increase in tax equivalent interest income comparing the two periods. Under the same comparison, the average rates paid on interest-bearing liabilities declined substantially. Because of the decline in rates paid, both the interest spread and interest margin were higher during the quarter ended March 31, 2004 compared to the same period of 2003.

Reductions in the average balances of loans and loans held-for-sale account for the majority of the total interest-earning asset decline between the first quarter of 2003 and the first quarter of 2004. Excluding loans held-for-sale, average total loans declined $21.6 million from $186.9 million during the first quarter of 2003 to $165.3 million during the first quarter of 2004. Loans held-for-sale averaged $35.5 million during the quarter ended March 31, 2003 compared to only $2.4 million during the same period of 2004. The decline in average rates paid on interest-bearing liabilities is primarily attributable to higher rate long-term certificates of deposit maturing during 2003 and early 2004, which either did not renew or re-priced at current, lower rates. Certificates of deposit averaged $127.3 million during the first quarter of 2003, but declined to an average of $77.9 million during the first quarter of 2004. In addition, the Company paid off $5.0 million in FHLB borrowings and re-borrowed $5.0 million at a lower rate.

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

Three months ended March 31, 2004 and 2003

The Company recognized a benefit for loan losses of $13,000 for the quarter ended March 31, 2004 compared to an expense, or provision for loan losses, of $523,000 for the same period of 2003. During the first quarter of 2004, the Banking segment recognized a provision for loan losses of $150,000, while the Holding Company recovered $163,000 of a loan previously charged-off. Because the Holding Company does not currently have any loans or an allowance for loan losses, any recovery of previously charged-off amounts flow through the income statement as a credit, or benefit, to the provision expense.

Non-Interest Income

Three months ended March 31, 2004 and 2003

Non-interest income consists of the following components:

	Three Months Ended
(unaudited)	March 31,

(dollars in thousands)	2004	2003
Service charge on deposit accounts	$188	$246
Gains on loans sold	172	1,749
Mortgage brokerage fees	105	843
Fiduciary income	101	90
Increase in cash surrender value of bank-owned life insurance	133	-
Escrow fees	-	337
Credit Card income	138	153
ATM income	12	13
Safe deposit box fees	24	25
(Loss) gain on sale of repossessed assets	(80)	33
Other miscellaneous fees and income	15	5

Total non-interest income	$808	$3,494

Non-interest income was $808,000 for the quarter ended March 31, 2004, a decline of $2.7 million from $3.5 million for the same period of 2003. Non-interest income generated by the mortgage banking segment has declined substantially due to the reorganization of that segment. Gains on loans sold and escrow fees will no longer be generated under the current structure, and mortgage brokerage fees will be significantly lower than in past periods.

During the first quarter 2004, income of $133,000 was generated by the increase in cash surrender value of bank-owned life insurance. Write-downs of the carrying value of certain repossessed assets generated a loss of $80,000 during the period. These losses were generated from expenditures to prepare certain assets for resale, but did not increase the carrying value of the asset, so were recognized as a loss when incurred.

Non-Interest Expense

Three months ended March 31, 2004 and 2003

Non-interest expense consists of the following components:

(unaudited)	Three Months Ended March 31,
(dollars in thousands)	2004	2003

Salaries and employee benefits	$1,662	$2,624
Net occupancy and equipment	435	647
Amortization of intangible assets	66	66
Net cost of operation of other real estate owned	19	27
Business taxes	55	133
Data processing and communications	78	129
Stationery and supplies	37	61
Credit card expense	130	155
Travel and education	36	71
Loan expense	15	113
Advertising	21	17
Professional fees	160	467
Postage and freight	62	103
Temporary help	4	134
FDIC insurance	104	138
Other miscellaneous expenses	289	220

Total non-interest expense	$3,173	$5,105

Total non-interest expenses declined $1.9 million to $3.2 million for the quarter ended March 31, 2004 compared to $5.1 million for the quarter ended March 31, 2003. The majority of this decline is attributable to the reorganization of the Company's mortgage segment. Salaries and employee benefits, net occupancy and equipment, business taxes, data processing and communications, stationery and supplies, professional fees, postage and freight, and temporary help are all lower due to the closure of the Bellevue and Seattle mortgage offices and the cessation of the mortgage loan secondary marketing function.

At March 31, 2004, the Company had 106 full-time equivalent employees compared to 179 at March 31, 2003. The mortgage segment reorganization accounted for 67 of the reduction of 73 full-time equivalent employees. Also included in salary expenses are ordinary annual wage increases for many existing employees.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense was reduced by $212,000 when comparing the three months ended March 31, 2004 to the same period of 2003.

Although the FDIC insurance premium rate remains unchanged at $.17 per $100 of domestic deposits when comparing the quarters ended March 31, 2004 and 2003, the total expense has declined due to a reduction in deposit volume. The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for insured deposits is $0.0162 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Professional fees include exam and audit expenses, accounting, consulting and legal fees, and other professional fees. These expenses declined to $160,000 for the three months ended March 31, 2004 from $467,000 for the same period of 2003. Professional fees for the first quarter 2003 included approximately $79,000 for the State of Washington Department of Financial Institutions examination conducted in 2002. The professional fees recorded during the first quarter 2003 included consultation to establish or improve internal controls and regulatory reporting, and also included expenses for employee placement services.

Temporary help expenses have been reduced dramatically when comparing the first quarter of 2004 to the first quarter of 2003. Contracted temporary employees were utilized during 2003 to assist management on various special projects and to help during the transition of new management. Business taxes are based on adjusted revenues, and the expense has declined when comparing the first quarter of 2004 to the first quarter of 2003 as overall revenues, specifically from the mortgage segment, have declined.

Income Taxes

Three months ended March 31, 2004 and 2003

During the first quarter of 2004 the provision for income taxes was $117,000 compared to $351,000 for the first quarter of 2003. These provisions resulted in an effective tax rate of 22.8% and 35.3% for the quarters ended March 31, 2004 and 2003, respectively. Non-taxable income generated from increased investment in non-taxable municipal bonds and from the $8.0 million of bank-owned life insurance resulted in the reduced effective tax rate for the first quarter of 2004.

Loans

Total loans outstanding were $165.9 million and $163.5 million at March 31, 2004 and December 31, 2003, respectively. Unfunded loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $43.7 million at March 31, 2004 and $42.4 million at December 31, 2003.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

(unaudited)	March 31, 2004		December 31, 2003

(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$38,105	22.90%	$38,793	23.63%
Real estate construction	18,929	11.37%	18,305	11.15%
Real estate commercial	77,107	46.34%	77,412	47.17%
Real estate mortgage	28,406	17.07%	25,530	15.55%
Consumer and other	3,869	2.32%	4,103	2.50%

	166,416	100.00%	164,143	100.00%

Deferred loan fees	(487)		(653)

Total loans	165,929		163,490
Allowance for loan losses	(4,003)		(3,968)

Total loan, net	$161,926		$159,522

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan risk-rating categories. At a loan's inception, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss. All loans rated 7-10 are collectively the Company's "Watch List". The specific grades from 7-10 are "watch list" (risk-rating 7), "special mention" (risk-rating 7.5), "substandard" (risk-rating 8), "doubtful" (risk-rating 9), and "loss" (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with four components, specific allowance, general allowance, special allowance, and an unallocated allowance.

Specific Allowance. Loans on the Company's Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, specific reserves may be allocated in addition to the general reserve percentage for that particular risk-rating.

General Allowance. All loans are risk-rated 1 to 10. Those that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

  the volume and severity of non-performing loans and adversely classified credits;
  the level of net charge-offs experienced on previously classified loans;
  the nature and value of collateral securing the loans; and
  the relationship and trend over the past several years of recoveries in relation to charge-offs.

Special Allowance. From time to time, special reserves will be established to facilitate a change in the Bank's strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

  Effectiveness of credit administration;
  Adequacy of loan review;
  Loan operations;
  The trend in loan growth and the percentage of change;
  Concentrations both geographic and industry;
  Competitive issues that impacts loan underwriting/structure;
  Economic conditions; and
  Any special marketing or introduction of various loan products.

Unallocated Allowance. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $4.0 million at both March 31, 2004 and December 31, 2003. The allowance, as a percentage of total loans, was also relatively unchanged at 2.41% at March 31, 2004 and 2.43% at December 31, 2003. Management believes the allowance for loan losses at both March 31, 2004 and December 31, 2003 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for loan loss for the periods indicated:

(unaudited)	March 31, 2004		December 31, 2003

(dollars in thousands)	Amount	Percent	Amount	Percent

General	$2,222	55.51%	$2,362	59.53%
Specific	93	2.32%	456	11.49%
Special	1,273	31.80%	709	17.87%
Unallocated	415	10.37%	441	11.11%

	$4,003	100.00%	$3,968	100.00%

The specific portion of the allowance has declined during the first quarter of 2004. Based on Management's assessment of the watch list loans, a lower volume of loans require specific reserves in addition to the risk rating reserve levels. The special reserves have increased from December 31, 2003 to March 31, 2004 based upon a more in-depth analysis of potential risk factors including underwriting and servicing loans, competitive pressures, geographic and industry concentrations, and economic conditions.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

	Three Months Ended		Year Ended
(balances exclude amounts from discontinued operations)	March 31,		December 31,
(dollars in thousands)	2004	2003	2003
Loans outstanding at end of period, net of deferred fees (1)	$165,929	$178,809	$163,490
Average loans outstanding during the period	$165,277	$186,876	$173,966
Allowance for loan losses, beginning of period	$3,968	$6,150	$6,150
Loans charged off:
Commercial	67	470	1,409
Real Estate	24	180	1,671
Consumer	-	43	83
Credit Cards	53	18	61

Total loans charged-off	144	711	3,224

Recoveries:
Commercial	164	6	504
Real Estate	22	-	237
Consumer	2	-	56
Credit Cards	4	2	8

Total recoveries	192	8	805
Provision for loan losses	(13)	523	237

Allowance for loan losses, end of period	$4,003	$5,970	$3,968

Net loans charged-off during the period	(48)	703	2,419
Ratio of net loans charged-off to average loans outstanding	-0.03%	0.38%	1.39%
Ratio of allowance for loan losses to loans at end of period	2.41%	3.34%	2.43%
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

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

(unaudited) (dollars in thousands)	March 31, 2004	December 31, 2003
Loans on non-accrual status	$2,505	$1,856
Loans past due greater than 90 days but not on non-accrual status	5	17
Other real estate owned	842	1,352
Other repossessed assets	-	-

Total non-performing assets	$3,352	$3,225

Total assets	$259,704	$268,799

Percentage of non-performing assets to total assets	1.29%	1.20%

At March 31, 2004 non-performing assets were $3.4 million or 1.29% of total assets compared to $3.2 million or 1.20% of total assets at December 31, 2003. The increase in non-accrual loans from $1.9 million at December 31, 2003 to $2.5 million at March 31, 2004 is attributable to a single $1.4 million real estate loan added to non-accrual during March. The loan is secured by real estate with an appraised value of $2.8 million, and no loss is expected. Excluding this single loan, total non-performing assets declined by $1.2 million during the first quarter of 2004. Other real estate owned was $842,000 at March 31, 2004, a decrease of $510,000 compared to $1.4 million at December 31, 2003. During the first three months of 2004, eight properties were sold or had a reduction in their carrying value resulting in a $546,000 decline in the balance of other real estate owned. During the same time period of 2004, $36,000 of properties were repossessed and added to the carrying value of other real estate owned.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

Historically the Company has utilized borrowings from the FHLB as an important source of funding for its growth. The Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. Advances from the FHLB have original maturity periods ranging from 10 years through 15 years and at March 31, 2004, bear interest at rates ranging from 6.11% to 8.62% . At December 31, 2003, $5.7 million in advances were outstanding from the FHLB, and at March 31, 2004 had been reduced to $608,000. These borrowings mature from 2005 to 2009.

Brokered certificates of deposit is another funding source the Company utilizes to provide additional liquidity as necessary. At March 31, 2004, the Company's broker certificate of deposit balance was $18.6 million compared to $10.4 million at December 31, 2003.

In order to maintain the ability to access cash through sale of securities, during the first quarter of 2004, $8.0 million of held-to-maturity investments were reclassified as available-for-sale. Accordingly, the fair value of these investment securities was recognized within Accumulated Other Comprehensive Income upon their reclassification.

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

The following table presents selected capital information for the Company and the Bank as of March 31, 2004 and December 31, 2003:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio

March 31, 2004
Total risk-based capital:
Consolidated	$33,207	16.81%	$15,806	> 8.00%	$	N/A	N/A
Bank	$34,106	17.27%	$15,801	> 8.00%		$19,751	>10.00%
Tier 1 risk-based capital:
Consolidated	$30,718	15.55%	$7,903	> 4.00%	$	N/A	N/A
Bank	$31,618	16.01%	$7,900	> 4.00%		$11,851	>6.00%
Tier 1 (leverage) capital:
Consolidated	$30,718	11.95%	$10,285	> 4.00%	$	N/A	N/A
Bank	$31,618	12.30%	$10,282	> 4.00%		$12,853	>5.00%

December 31, 2003
Total risk-based capital:
Consolidated	$32,679	16.38%	$15,962	> 8.00%	$	N/A	N/A
Bank	$33,614	16.85%	$15,956	> 8.00%		$19,946	>10.00%
Tier 1 risk-based capital:
Consolidated	$30,166	15.12%	$7,981	> 4.00%	$	N/A	N/A
Bank	$31,102	15.59%	$7,978	> 4.00%		$11,967	>6.00%
Tier 1 (leverage) capital:
Consolidated	$30,166	11.39%	$10,597	> 4.00%	$	N/A	N/A
Bank	$31,102	11.75%	$10,591	> 4.00%		$13,239	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). Management believes that as of March 31, 2004 and December 31, 2003, Cowlitz Bancorporation and Cowlitz Bank met or exceeded all relevant capital adequacy requirements.

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

Item 4. Controls and Procedures

As of March 31, 2004, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

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

                Not applicable

Item 3.   Defaults upon Senior Securities

                Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                Not applicable

Item 5.   Other Information

                Not applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits. The following constitutes the exhibit index.
	3.1*	Restated and Amended Articles of Incorporation of Registrant
	3.2*	Bylaws of Registrant
	31.1	Certification of Chief Executive Officer
	31.2	Certification Chief Financial Officer
	32	Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

(b)	During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K on March 8, 2004, under item 5, and the Company furnished information under Item 12 of Form 8-K on February 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004
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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting;

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

Date: May 14, 2004

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting;

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

Date: May 14, 2004

/s/ Donna P. Gardner
Donna P. Gardner, Chief Financial Officer
Cowlitz Bancorporation

     Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

May 14, 2004