Form 10-Q
period 2004-06-30
COWLITZ BANCORPORATION
filed 2004-08-16
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended June 30, 2004

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value on July 31, 2004: 3,917,975 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

		PAGE
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition -	3
	June 30, 2004 and December 31, 2003

	Consolidated Statements of Income -	4
	Three and six months ended June 30, 2004 and 2003

	Consolidated Statements of Changes in Shareholders' Equity -	5
	Year ended December 31, 2003 and six months ended June 30, 2004

	Consolidated Statements of Cash Flows -	6
	Six months ended June 30, 2004 and 2003

	Notes to Consolidated Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition	13-23
	And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

	Signatures	27

	Certification of Chief Executive Officer and Chief Financial Officer	29-31

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	June 30,	December 31,
ASSETS	2004	2003
Cash and cash equivalents	$16,650	$24,527
Investment securities:
Available-for-sale (at fair value, cost of $57,881 and $46,658 at
June 30, 2004 and December 31, 2003, respectively)	57,325	47,000
Held-to-maturity (at amortized cost, fair value of $100 and $8,270
at June 30, 2004 and December 31, 2003, respectively)	100	8,144
Total investment securities	57,425	55,144

Federal Home Loan Bank stock, at cost	1,133	1,974

Loans held-for-sale	-	8,360

Loans, net of deferred loan fees	170,177	163,490
Allowance for loan losses	(4,042)	(3,968)
Total loans, net	166,135	159,522

Cash surrender value of bank-owned life insurance	8,406	8,170
Premises and equipment, net of accumulated depreciation of $4,538 and
$4,350 at June 30, 2004 and December 31, 2003, respectively	3,980	4,171
Goodwill, net of impairment adjustments and accumulated amoritzation
of $1,987 at June 30, 2004 and December 31, 2003	852	852
Intangible assets, net of accumulated amortization of $1,867 and
$1,734 at June 30, 2004 and December 31, 2003, respectively	103	236
Accrued interest receivable and other assets	5,070	5,843
TOTAL ASSETS	$259,754	$268,799

LIABILITIES
Deposits:
Non-interest-bearing demand	$57,274	$60,572
Savings and interest-bearing demand	89,584	86,375
Certificates of deposit	76,691	79,533
Total deposits	223,549	226,480

Federal funds purchased	625	225
Federal Home Loan Bank borrowings	563	5,653
Other borrowings	1,394	2,739
Accrued interest payable and other liabilities	1,474	1,900
TOTAL LIABILITIES	227,605	236,997

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at June 30, 2004 and December 31, 2003	-	-
Common stock, no par value; 25,000,000 shares authorized; with 3,917,975 and 3,898,652 shares issued and outstanding at June 30, 2004 and
December 31, 2003, respectively	18,060	17,957
Additional paid-in capital	1,609	1,609
Retained earnings	12,847	12,011
Accumulated other comprehensive (loss) income, net of taxes	(367)	225
TOTAL SHAREHOLDERS' EQUITY	32,149	31,802

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$259,754	$268,799

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,070	$3,779	$6,128	$8,012
Interest on taxable investment securities	458	204	919	454
Interest on non-taxable investment securities	85	6	165	9
Other interest and dividend income	71	162	92	335
Total interest income	3,684	4,151	7,304	8,810

INTEREST EXPENSE
Savings and interest-bearing demand	206	315	390	639
Certificates of deposit	482	861	979	1,864
Federal funds purchased	2	5	5	12
Federal Home Loan Bank borrowings	11	114	30	254
Other borrowings	35	58	86	115
Total interest expense	736	1,353	1,490	2,884

Net interest income before provision for loan losses	2,948	2,798	5,814	5,926

PROVISION FOR LOAN LOSSES	100	43	87	566
Net interest income after provision for loan losses	2,848	2,755	5,727	5,360

NON-INTEREST INCOME
Service charges on deposit accounts	173	238	361	484
(Losses) gains on loans sold	(33)	1,247	139	2,996
Mortgage brokerage fees	149	651	254	1,494
Escrow fees	-	324	-	661
Credit card income	139	143	277	296
Fiduciary income	97	80	198	170
Increase in cash surrender value of bank-owned life insurance	103	-	236	-
Net gains (losses) on sale of repossessed assets	65	4	(15)	37
Other income	29	23	80	66
Total non-interest income	722	2,710	1,530	6,204

NON-INTEREST EXPENSE
Salaries and employee benefits	1,571	2,465	3,233	5,089
Net occupancy and equipment expense	377	565	812	1,212
Professional fees	181	479	341	946
Business taxes	49	98	104	231
FDIC assessment	103	133	207	271
Credit card expense	136	151	266	306
Data processing and communications	76	108	154	237
Loan expense	12	240	27	353
Postage and freight	59	128	121	231
Travel and education	44	66	80	137
Stationery and supplies	30	54	67	115
Temporary help	2	159	6	293
Amortization of intangible assets	67	67	133	133
Expenses relating to other real estate owned	23	74	42	101
Other expenses	287	232	597	469
Total non-interest expense	3,017	5,019	6,190	10,124
Income before provision for income taxes	553	446	1,067	1,440
INCOME TAX PROVISION	114	161	231	512
NET INCOME	$439	$285	$836	$928

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.11	$0.07	$0.21	$0.24
DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.11	$0.07	$0.20	$0.24
WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC	3,914,493	3,835,261	3,910,436	3,827,386
WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED	4,116,249	3,959,677	4,123,664	3,936,297
See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Equity	Income (loss)

BALANCE, December 31, 2002	3,818,272	$17,491	$1,538	$11,894	$340	$31,263
Comprehensive income:
Net income	-	-	-	117	-	117	$117
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(115)	(115)	(115)
Comprehensive income							$2
Proceeds from the exercise of
stock options	80,380	466	-	-	-	466
Tax benefit from the exercise
of stock options	-	-	71	-	-	71

BALANCE, December 31, 2003	3,898,652	17,957	1,609	12,011	225	31,802
Comprehensive income:
Net income	-	-	-	836	-	836	$836
Net unrealized gains on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $134	-	-	-	-	261	261	261
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $(439)	-	-	-	-	(853)	(853)	(853)
Comprehensive income							$244
Proceeds from the exercise of
stock options	19,323	103	-	-	-	103

BALANCE, June 30, 2004	3,917,975	$18,060	$1,609	$12,847	$(367)	$32,149

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended
	June30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations	$836	$928
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	350	416
Provision for loan losses	87	566
Increase in cash surrender value of bank-owned life insurance	(236)	-
Federal Home Loan Bank stock dividends	(31)	(68)
Net amortization of investment security premiums and accretion of discounts	176	116
Net losses (gains) on sales of foreclosed assets	15	(37)
Net (gains) losses on the sale and disposal of premises and equipment	(4)	10
Net gains on loans sold	(139)	(2,996)
Origination of loans held-for-sale	(3,019)	(238,339)
Proceeds from loan sales	10,663	277,963
Decrease in accrued interest receivable and other assets	483	428
Decrease in accrued interest payable and other liabilities	(426)	(502)
Net cash from operating activities	8,755	38,485

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of investment securities available-for-sale	11,447	12,309
Purchases of held-to-maturity investment securities	-	(671)
Purchases of available-for-sale investment securities	(14,801)	(8,117)
Proceeds from redemption of Federal Home Loan Bank stock	872	100
Net (increase) decrease in loans	(6,255)	23,164
Proceeds from sale of foreclosed assets	990	872
Purchases of premises and equipment	(26)	(210)
Proceeds from the sale of premises and equipment	4	4
Net cash from investment activities	(7,769)	27,451

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings, noninterest-bearing and interest-bearing demand deposits	(89)	(1,495)
Net decrease in certificates of deposit	(2,842)	(35,277)
Net increase (decrease) in federal funds purchased	400	(550)
Proceeds from Federal Home Loan Bank borrowings	10,000	-
Repayment of Federal Home Loan Bank borrowings	(15,090)	(10,090)
Repayment of other borrowings	(1,345)	(67)
Proceeds from the exercise of stock options	103	255
Net cash from financing activities	(8,863)	(47,224)

Net (decrease) increase in cash and cash equivalents	(7,877)	18,712
CASH AND CASH EQUIVALENTS, beginning of period	24,527	43,691
CASH AND CASH EQUIVALENTS, end of period	$16,650	$62,403

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

The interim financial statements have been prepared without an audit and in accordance with instructions to form 10-Q, generally accepted accounting principals, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.

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

5.  Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted-average shares - basic	3,914,493	3,835,261	3,910,436	3,827,386
Effect of assumed conversion of stock options	201,756	124,416	213,228	108,911

Weighted-average shares - diluted	4,116,249	3,959,677	4,123,664	3,936,297

Options to purchase 536,466 shares of common stock with exercise prices ranging from $10.73 to $12.00, with an average price of $11.14, were outstanding at June 30, 2004 but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004 because the options' exercise price was greater than the average market price of the common shares for those periods. These options expire from 2009-2014.

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Options to purchase 276,066 shares of common stock with exercise prices ranging from $7.50 to $12.00, with an average price of $11.07, were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 because the options' exercise price was greater than the average market price of the common shares for those periods. These options expire from 2008-2012.

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

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,2004		June 30,2003		June 30, 2004		June 30,2003

	As	Pro	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma
(dollars in thousands, except for share amounts)

Net income	$ 439	$ 397	$ 285	$ 225	$ 836	$ 752	$ 928	$ 718

Basic earnings per share	$ 0.11	$ 0.10	$ 0.07	$ 0.06	$ 0.21	$ 0.19	$ 0.24	$ 0.19

Diluted earnings per share	$ 0.11	$ 0.10	$ 0.07	$ 0.06	$ 0.20	$ 0.18	$ 0.24	$ 0.18

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	4.26	4.17	4.26	4.17
Expected volatility	38.40%	52.11%	38.40%	52.11%
Risk-free rate	2.98%	2.98%	2.98%	2.98%

8.  Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in "other Comprehensive Income (Loss)" on the consolidated statement of changes in shareholders' equity. In March 2004, the Company transferred $8.0 million of investment securities previously classified as "held-to-maturity" to "available-for-sale" classification. As a result of this re-classification, an unrealized loss of $853,000, net of deferred taxes of $436,000, was recognized in comprehensive income and a component of other comprehensive income for the six months ended June 30, 2004.

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

The accounting policies for the Company's segment information provided in the following tables are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2003 annual report, except that some operating expenses are not allocated to segments.

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the three and six months ended June 30, 2004 and 2003, concerning the Company's reportable segments is shown in the following tables:

	Three Months Ended June 30, 2004
	Banking	Mortgage Banking	Holding Company	Intersegment	Consolidated
Interest income	$4,084	$22	$2	$(424)	$3,684
Interest expense	1,105	21	34	(424)	736
Net interest income	2,979	1	(32)	-	2,948
Provision for loan losses	100	-	-	-	100
Non-interest income	604	118	-	-	722
Non-interest expense	2,663	245	109	-	3,017
Income (loss) before provision
(benefit) for income taxes	820	(126)	(141)	-	553
Provision (benefit) for income taxes	207	(44)	(49)	-	114
Net income (loss)	$613	$(82)	$(92)	$-	$439
Depreciation and amortization	$156	$15	$-	$-	$171

	Three Months Ended June 30, 2003
	Banking	Mortgage Banking	Holding Company	Intersegment	Consolidated
Interest income	$3,796	$752	$7	$(404)	$4,151
Interest expense	1,334	366	57	(404)	1,353
Net interest income	2,462	386	(50)	-	2,798
Provision (benefit) for loan losses	100	-	(57)	-	43
Non-interest income	495	2,215	-	-	2,710
Non-interest expense	2,759	2,126	134	-	5,019
Income (loss) before provision
(benefit) for income taxes	98	475	(127)	-	446
Provision (benefit) for income taxes	38	164	(41)	-	161
Net income (loss)	$60	$311	$(86)	$-	$285
Depreciation and amortization	$173	$27	$-	$-	$200

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2004
	Banking	Mortgage Banking	Holding Company	Intersegment	Consolidated
Interest income	$8,155	$129	$5	$(985)	$7,304
Interest expense	2,278	113	84	(985)	1,490
Net interest income	5,877	16	(79)	-	5,814
Provision (benefit) for loan losses	250	-	(163)	-	87
Non-interest income	1,135	395	-	-	1,530
Non-interest expense	5,182	729	279	-	6,190
Income (loss) before provision
(benefit) for income taxes	1,580	(318)	(195)	-	1,067
Provision (benefit) for income taxes	407	(110)	(66)	-	231
Net income (loss)	$1,173	$(208)	$(129)	$-	$836
Depreciation and amortization	$318	$32	$-	$-	$350
Total assets	$258,517	$1,128	$33,562	$(33,453)	$259,754

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2003
	Banking	Mortgage Banking	Holding Company	Intersegment	Consolidated
Interest income	$8,078	$1,696	$15	$(979)	$8,810
Interest expense	2,859	891	113	(979)	2,884
Net interest income	5,219	805	(98)	-	5,926
(Benefit) provision for loan losses	(651)	-	1,217	-	566
Non-interest income	1,060	5,144	-	-	6,204
Non-interest expense	5,494	4,433	197	-	10,124
Income (loss) before provision
(benefit) for income taxes	1,436	1,516	(1,512)	-	1,440
Provision (benefit) for income taxes	506	523	(517)	-	512
Net income (loss)	$930	$993	$(995)	$-	$928
Depreciation and amortization	$361	$55	$-	$-	$416
Total assets	$293,673	$41,864	$35,168	$(72,421)	$298,284

Compared to segment information reported during the three and six months ended June 30, 2003, the mortgage banking segment experienced significantly lower activity during the corresponding periods of 2004. In December 2003 and the first quarter of 2004, the Company reduced the size of its mortgage banking operations by closing its Bay Mortgage offices in Bellevue and Seattle. Management believes that the net losses reported for the mortgage banking segment during 2004 could have been significantly higher if the segment had continued to operate as it had during 2003. Reduced demand for mortgage refinance loans and a desire to concentrate resources on the core banking segment were significant factors leading to the decision to scale back the mortgage banking segment.

The credit to the provision for loan losses reported during the six months ended June 30, 2004 in their holding company segment was generated from the recovery of a previously charged-off loan in a segment that no longer carries a loan portfolio.

The segment information for the six months ended June 30, 2003 includes a reclassification between the Banking and Holding Company segments of $901,000 for the provision for loan losses. This reclassification does not affect the consolidated results of operation or earnings per share, but has resulted in a benefit to the Banking segment presented above.

Although the mortgage segment has been scaled down and has generated small losses during 2004, improved efficiencies in the banking segment more than offset them. Excluding the provision reclassification discussed above, the banking segment reported net income of approximately $335,000 during the first six months of 2003, compared to $1.2 million during the same period of 2004, an increase of $818,000. The efficiency ratio (non-interest expense divided by the sum of non-interest income and net interest income) for the banking segment has improved significantly to 74.3% and 73.9% for the three and six months ended June 30, 2004, respectively, from 93.3% and 87.5% for the same periods of 2003, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

For the second quarter of 2004 the Company's net income was $439,000, or $0.11 per diluted share, compared to net income of $285,000, or $0.07 per diluted share, for the second quarter of 2003. Net income for the six months ended June 30, 2004 and 2003 was $836,000, or $0.20 per diluted share, and $928,000 or $0.24 per diluted share, respectively. Net interest income for both the quarter and six months ended June 30, 2004 did not vary significantly from the same periods of 2003. During 2004, the banking segment recorded a $250,000 provision for loan losses, which has been offset by a credit to the provision for loan losses of $163,000 resulting from a recovery by the Holding Company of a previously charged-off loan. The provision recorded during the first six months of 2003 was higher based on management's assessment of the adequacy of the allowance for loan losses at that time. Non-interest income and non-interest expenses are lower in the current periods when compared to 2003, primarily from reductions in the Company's mortgage operations and initiatives implemented that target expense reductions.

Financial Condition as of June 30, 2004 and December 31, 2003

At June 30, 2004, total assets were $259.8 million and total liabilities were $227.6 million. Total assets have decreased $9.0 million or 3.3% from $268.8 million at December 31, 2003 and liabilities have decreased $9.4 million or 4.0% from $237.0 million at December 31, 2003.

The decline in total assets is primarily due to a reduction in loans held-for-sale since December 31, 2003. At December 31, 2003, the balance of loans held-for-sale was $8.4 million but as of March 31, 2004, the entire balance had been sold into the secondary market. As part of the strategy to curtail mortgage operations, the Company will no longer originate loans for sale into the secondary market. Although the Company has ceased its secondary market function and closed its Bay Mortgage offices in Bellevue and Seattle, Washington, mortgage lending products will continue to be offered to the Company's customers in its remaining Bay Mortgage locations in Longview and Vancouver, Washington. Loans have increased $6.7 million since December 31, 2003 to $170.2 million at June 30, 2004. Approximately $4.3 million of this increase has occurred during the second quarter. The increase in loans was offset primarily by a reduction of $7.9 million in cash and cash equivalents. Total investment securities have increased approximately $2.3 million during the first six months of 2004. A reclassification of municipal bond investments from held-to-maturity to available-for-sale explains the large variance in the components of the Company's investment securities holdings.

Despite an increase in brokered certificates of deposit, total certificates of deposit and Federal Home Loan Bank (FHLB) borrowings, account for the majority of the decline in total liabilities from December 31, 2003 to June 30, 2004. FHLB borrowings were $5.1 million lower at June 30, 2004 than at December 31, 2003. The Company had $15.9 million in brokered certificates of deposits at June 30, 2004, or 7.1% of the $223.5 million total deposits compared to $10.4 million or 4.6% of $226.5 million of total deposits at December 31, 2003. Fluctuations in the levels of demand and savings deposits have offset one another during the first six months of 2004.

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

Qualitative factors include:

  the effectiveness of credit administration,
  the adequacy of loan review,
  the adequacy of loan operations personnel and processes,
  the effect of competitive issues that impact loan underwriting and structure, the impact of economic conditions, and
  the introduction of new loan products or specific marketing efforts.

Changes in the above factors could significantly effect the determination of the adequacy of the allowance for loan losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses." Another critical accounting policy for the Company is that related to the carrying value of goodwill. Goodwill was recognized as the excess of cost over the fair value of net assets acquired from the purchase of Bay Mortgage, and the Portland, Oregon branch of Bay Bank, formerly Northern Bank of Commerce. Goodwill was amortized by the straight-line method over a 15-year period until December 31, 2001.  Effective January 1, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Bank ceased amortization of goodwill and completed its first of ongoing assessments of goodwill impairment in March 2002. Goodwill impairment will be deemed to exist in the future if the net book value of a reporting unit, considered by the Bank to represent its operating segments, exceeds its estimated fair value.

Analysis of Net Interest Income

The primary component of the Company's earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread, and margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the volume and relative mix of interest-earning assets and interest-bearing liabilities.

Three months ended June 30, 2004 and 2003

Interest income from certain of the Company's earning assets is non-taxable. The following tables present interest income and expense, including adjustments for non-taxable interest income, and the resulting tax adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
	June30,		Increase
(dollars in thousands)	2004	2003	(Decrease)	Change
Interest income	$3,684	$4,151	$(467)	-11.3%
Tax effect of non-taxable interest income	39	12	27	225.0%
Tax equivalent interest income	3,723	4,163	(440)	-10.6%
Interest expense	736	1,353	(617)	-45.6%
Net interest income	$2,987	$2,810	$177	6.3%

Average interest-earning assets	$240,435	$279,600	$(39,165)	-14.0%
Average interest-bearing liabilities	$173,980	$218,511	$(44,531)	-20.4%

Average yields earned (1)	6.19%	5.96%	23 b.p.(3)
Average rates paid (1)	1.69%	2.48%	(79) b.p.(3)
Net interest spread (1)	4.50%	3.48%	102 b.p.(3)
Net interest margin (1) (2)	4.97%	4.02%	95 b.p.(3)

(1)	Ratios for the three months ended June 30, 2004 and 2003 have been annualized
(2)	Computed by dividing non-interest income by average interest-earning assets
(3)	"basis points" (100 b.p. is equal to 1.0%)

Comparing the quarter ended June 30, 2004 to the quarter ended June 30, 2003, tax equivalent interest income declined $440,000, interest expense declined $617,000, and net interest income was $177,000 higher. The Company's average interest-earning assets and interest-bearing liabilities declined $39.2 million and $44.5 million, respectively, under the same comparison. The overall tax-equivalent average earning asset yield was 6.19% for the second quarter of 2004 compared to 5.96% for the second quarter of 2003. Under the same comparison, the average rates paid on interest-bearing liabilities declined substantially, from 2.48% to 1.69% . Because of the decline in rates paid, both the interest spread and interest margin were higher during the quarter ended June 30, 2004 compared to the same period of 2003.

Reductions in the average balances of cash and cash equivalents, including fed funds sold, account for the majority of the total interest-earning asset decline between the second quarter of 2003 and the second quarter of 2004. The average balance during the quarter ended June 30, 2004 was $13.6 million, down from $44.3 million during the quarter ended June 30, 2003. Mortgage loans held-for-sale, which are no longer emphasized due to the reorganization of the mortgage segment, have declined to zero from an average of $26.3 million during the second quarter of 2003. Partially offsetting these reductions was an increase in the average balance of investment securities. These averaged $22.8 million more during the second quarter of 2004 at $55.7 million compared to $32.9 million during the same quarter of 2003. This change in asset mix is also primarily responsible for the higher yields earned during the second quarter of 2004 compared to the second quarter of 2003, as relatively lower rate cash accounts and loans held-for-sale became a much smaller percentage of total interest-earning assets.

The decline in average rates paid on interest-bearing liabilities is primarily attributable to higher rate long-term certificates of deposit maturing during 2003 and early 2004, which either did not renew or were re-priced at current, lower rates. Certificates of deposit averaged $108.0 million during the second quarter of 2003, but declined to an average of $80.3 million during the second quarter of 2004. With this decline, the mix of interest-bearing liabilities shifted toward a higher percentage in comparatively lower rate savings and money market accounts. In addition, the Company paid off a $5.0 million FHLB borrowing that, during the second quarter of 2003, was bearing an interest rate of 7.44% .

Six months ended June 30, 2004 and 2003

	Six Months Ended
	June30,		Increase
(dollars in thousands)	2004	2003	(Decrease)	Change
Interest income	$7,304	$8,810	$(1,506)	-17.1%
Tax effect of non-taxable interest income	77	20	57	285.0%
Tax equivalent interest income	7,381	8,830	(1,449)	-16.4%
Interest expense	1,490	2,884	(1,394)	-48.3%
Net interest income	$5,891	$5,946	$(55)	-0.9%

Average interest-earning assets	$237,254	$291,975	$(54,721)	-18.7%
Average interest-bearing liabilities	$171,759	$230,274	$(58,515)	-25.4%

Average yields earned (1)	6.22%	6.05%	17 b.p.(3)
Average rates paid (1)	1.73%	2.50%	(77) b.p.(3)
Net interest spread (1)	4.49%	3.55%	94 b.p.(3)
Net interest margin (1) (2)	4.97%	4.07%	90 b.p.(3)

(1)	Ratios for the six months ended June 30, 2004 and 2003 have been annualized
(2)	Computed by dividing non-interest income by average interest-earning assets
(3)	"basis points" (100 b.p. is equal to 1.0%)

Comparing the six months ended June 30, 2004 to the same period of 2003, tax equivalent interest income declined $1.4 million, interest expense declined $1.4 million, and net interest income decreased $55,000. The Company's average interest-earning assets and interest-bearing liabilities declined $54.7 million and $58.5 million, respectively, under the same comparison. The overall tax-equivalent average earning asset yield was 6.22% for the first six months of 2004 compared to 6.05% for the first six months of 2003. Under the same comparison, the average rates paid on interest-bearing liabilities were substantially lower, from 2.50% to 1.73% . Because of the decline in rates paid, both the interest spread and interest margin were higher during the six months ended June 30, 2004 compared to the same period of 2003.

Reductions in the average balances of and cash equivalents, including fed funds sold, account for the majority of the total interest-earning asset decline when comparing the six months ended June 30, 2003 to the six months ended June 30, 2004. The average balance during this period of 2004 was $12.7 million, down from $45.1 million during the six month period of 2003. Mortgage loans held-for-sale, which are which are no longer emphasized due to the reorganization of the mortgage segment, have declined to zero from an average of $30.8 million during the first six months of 2003. Partially offsetting these reductions was an increase in the average balance of investment securities. These averaged $20.8 million more during the first six months of 2004 at $54.2 million compared to $33.4 million during the same period of 2003. This change in asset mix is primarily responsible for the higher yields earned during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as relatively lower rate cash accounts and loans held-for-sale became a much smaller percentage of total interest-earning assets.

The decline in average rates paid on interest-bearing liabilities is primarily attributable to higher rate long-term certificates of deposit maturing during 2003 and early 2004, which either did not renew or were re-priced at current, lower rates. Certificates of deposit averaged $117.7 million during the first six months of 2003, but declined to an average of $79.1 million during the same period of 2004. With this decline, the mix of interest-bearing liabilities shifted toward a higher percentage in comparatively lower rate savings and money market accounts. In addition, the Company paid off a $5.0 million FHLB borrowing that, during the first six months of 2003, was bearing an interest rate of 7.44% .

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

Three and six months ended June 30, 2004 and 2003

The provision for loan losses was $100,000 for the quarter ended June 30, 2004 compared to $43,000 for the same period of 2003. For the first six months of 2004, the provision was $87,000 compared to $566,000 for the same period of 2003. The provision recorded during 2004 is lower than during 2003 due to an overall strengthening in loan quality, and holding company recoveries discussed below.

During the first quarter of 2004, and during the second quarter of 2003, the holding company recovered $163,000 and $57,000, respectively of loans previously charged-off. Because the holding company does not currently have any loans or an allowance for loan losses, any recovery of previously charged-off amounts flow through the income statement as a credit, or benefit, to the provision expense. These benefits are disclosed on the Company's consolidated statements of income net of loan loss provisions recorded during the periods.

Non-Interest Income

Three and six months ended June 30, 2004 and 2003

Non-interest income consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Service charge on deposit accounts	$173	$238	$361	$484
(Losses) gains on loans sold	(33)	1,247	139	2,996
Mortgage brokerage fees	149	651	254	1,494
Escrow fees	-	324	-	661
Credit Card income	139	143	277	296
Fiduciary income	97	80	198	170
Increase in cash surrender value of bank-owned life insurance	103	-	236	-
ATM income	15	13	27	26
Safe deposit box fees	1	2	25	27
Gain (loss) on sale of repossessed assets	65	4	(15)	37
Other miscellaneous fees and income	13	8	28	13
Total non-interest income	$722	$2,710	$1,530	$6,204

Non-interest income was $722,000 for the quarter ended June 30, 2004, a decline of $2.0 million from the same period of 2003. For the six-month periods ended June 30 2004 and 2003, non-interest income was $1.5 million and $6.2 million, respectively, a decline of $4.7 million. Non-interest income generated by the mortgage banking segment has declined substantially due to the reorganization of that segment. Gains on loans sold and escrow fees will no longer be generated under the current structure, and mortgage brokerage fees will be significantly lower than in past periods. The loss on loans sold of $33,000 recognized during the second quarter of 2004 was the result of "early pay-off" penalties related to loans previously sold into the secondary market. The purchasers of these loans have the ability to recover the premiums they paid to the Company for loans purchased if the borrower re-finances the loan within 90 days after it is acquired.

Increases in the cash surrender value of bank-owned life insurance that was purchased during the third quarter of 2004, generated income of $103,000 and $236,000 for the three and six months ended June 30, 2004, respectively. During the second quarter of 2004, the Company sold certain repossessed assets for a gain of $65,000. At June 30, 2004, the Company's investment in repossessed assets was $757,000. These increases partially offset the reductions realized from curtailed mortgage operations.

Non-Interest Expense

Three and six months ended June 30, 2004 and 2003

Non-interest expense consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Salaries and employee benefits	$1,571	$2,465	$3,233	$5,089
Net occupancy and equipment	377	565	812	1,212
Professional fees	181	479	341	946
Business taxes	49	98	104	231
FDIC insurance	103	133	207	271
Credit card expense	136	151	266	306
Data processing and communications	76	108	154	237
Loan expense	12	240	27	353
Postage and freight	59	128	121	231
Travel and education	44	66	80	137
Stationery and supplies	30	54	67	115
Temporary help	2	159	6	293
Amortization of intangible assets	67	67	133	133
Expenses relating to other real estate owned	23	74	42	101
Advertising	31	39	52	56
Other miscellaneous expenses	256	193	545	413
Total non-interest expense	$3,017	$5,019	$6,190	$10,124

Total non-interest expenses declined $2.0 million to $3.0 million for the quarter ended June 30, 2004 compared to $5.0 million for the quarter ended June 30, 2003. For the six month periods ended June 30, 2004 and 2003, respectively, non-interest expenses were $6.2 million and $10.1 million. The majority of the decline is attributable to the reorganization of the Company's mortgage segment during the fourth quarter of 2003. Salaries and employee benefits, net occupancy and equipment, professional fees, business taxes, data processing and communications, postage and freight, stationery and supplies, and temporary help are all lower in part because of the closure of the Bellevue and Seattle mortgage offices and the cessation of the mortgage loan secondary marketing function. Expense reductions realized in the banking segment have also contributed to the decline.

At June 30, 2004, the Company had 105 full-time equivalent employees compared to 170 at June 30, 2003. The mortgage segment reorganization decreased the full-time equivalent employee count by 67 when comparing the two periods. Also included in salary expenses are ordinary annual wage increases for many existing employees.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. The Company's net occupancy expense was reduced by $188,000 when comparing the three months ended June 30, 2004 to the same period of 2003. These costs were $400,000 lower when comparing the six month periods. During the second quarter, the Company entered into a new lease agreement at one of its banking branches that has decreased occupancy expenses by approximately $5,000 per month.

Professional fees include exam and audit expenses, accounting, consulting and legal fees, and other professional fees. These expenses were significantly lower during the three and six month periods ended June 30, 2004 compared to the same periods of 2003. Legal and consulting fees were higher during 2003 as the Company sought advice and opinions regarding contracts, regulatory documentation, establishing or improving internal controls to improve regulatory reporting, collection and repossession of loans, and various other administrative issues. Also included during the first quarter 2003 was approximately $79,000 for the State of Washington Department of Financial Institutions examination conducted in 2002.

Business taxes are based on adjusted revenues, and the expense has declined when comparing the second quarter and first six months of 2004 to the same periods of 2003 as overall revenues, specifically from the mortgage segment, have declined.

Although the FDIC insurance premium rate for the bank remains unchanged at $0.17 per $100 of domestic deposits when comparing the quarters ended June 30, 2004 and 2003, the total expense has declined due to a reduction in deposit volume. The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for insured deposits is $0.0148 per $100 of deposits per year. Any increase in deposit insurance of FICO assessments could have an adverse effect on Cowlitz Bank's earnings. The FDIC insurance rate paid by the Company has declined to zero from $0.17 per $100 effective July 1, 2004. Loan expenses have declined significantly during the three and six months ended June 30, 2004 compared to the same periods of 2003. Approximately $130,000 of expense was recognized during 2003 to write-off prepaid mortgage expenses. These expenses, including appraisals and credit reports, were prepaid on behalf of potential borrowers when they applied for a mortgage loan. In some cases, these expenses were not collected from the borrower at the close of the loan, or the loan never closed. A review of prepaid mortgage expenses conducted during the second quarter of 2003 indicated these items should be charged to expense. The remaining decline in expenses during 2004 when compared to 2003 is attributable to the mortgage segment realignment, and resulting lower volume of mortgage loans processed.

Temporary help expenses have been reduced dramatically when comparing the periods of 2004 to 2003. Contracted temporary employees were utilized during 2003 to assist management on various special projects, primarily in the mortgage segment, and to help during the transition of new management.

Income Taxes

Three and six months ended June 30, 2004 and 2003

During the second quarter of 2004 the provision for income taxes was $114,000 compared to $161,000 for the second quarter of 2003. These provisions resulted in an effective tax rate of 20.6% and 36.1% for the quarters ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, the provision was $231,000 and the effective rate was 21.6% compared to $512,000 and 35.6% for the same period of 2003. Non-taxable income generated from increased investment in non-taxable municipal bonds and from the $8.0 million of bank-owned life insurance resulted in the reduced effective tax rate for the first quarter and first six months of 2004.

Loans

Total loans outstanding were $170.2 million and $163.5 million at June 30, 2004 and December 31, 2003, respectively. Unfunded loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $49.7 million at June 30, 2004 and $42.4 million at December 31, 2003.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

	June30, 2004		December31, 2003
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$41,741	24.47%	$38,793	23.63%
Real estate construction	23,299	13.66%	18,305	11.15%
Real estate commercial	75,205	44.10%	77,412	47.17%
Real estate mortgage	27,018	15.84%	25,530	15.55%
Consumer and other	3,295	1.93%	4,103	2.50%
	170,558	100.00%	164,143	100.00%
Deferred loan fees	(381)		(653)
Total loans	170,177		163,490
Allowance for loan losses	(4,042)		(3,968)
Total loan, net	$166,135		$159,522

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
  Competitive issues that impact loan underwriting/structure;
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

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $4.0 million at both June 30, 2004 and December 31, 2003. The allowance, as a percentage of total loans, was also relatively unchanged at 2.38% at June 30, 2004 and 2.43% at December 31, 2003. Management believes the allowance for loan losses at both June 30, 2004 and December 31, 2003 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for loan loss for the periods indicated:

	June 30, 2004		December 31, 2003
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$2,087	51.63%	$2,362	59.53%
Specific	28	0.69%	456	11.49%
Special	1,586	39.24%	709	17.87%
Unallocated	341	8.44%	441	11.11%
	$4,042	100.00%	$3,968	100.00%

The specific portion of the allowance has declined during the first six months of 2004. Based on Management's assessment of the watch list loans, a lower volume of loans require specific reserves in addition to the risk rating reserve levels. The special reserves have increased from December 31, 2003 to June 30, 2004 based upon a more in-depth analysis of potential risk factors related to the current interest rate environment in the local economy. Management believes the local economic recovery, excluding new housing construction segments, is substantially behind the national trend. Coupled with the anticipation of an increasing interest rate environment, additional special reserves have been allocated against potential cash flow strains of the Company's borrowers.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

	Six Months Ended		Year Ended
	June 30,		December 31,
(dollars in thousands)	2004	2003	2003
Loans outstanding at end of period, net of deferred fees (1)	$170,177	$168,948	$163,490
Average loans outstanding during the period (1)	$167,633	$180,352	$173,966
Allowance for loan losses, beginning of period	$3,968	$6,150	$6,150
Loans charged off:
Commercial	67	644	1,409
Real Estate	76	201	1,671
Consumer	8	71	83
Credit Cards	60	24	61
Total loans charged-off	211	940	3,224

Recoveries:
Commercial	165	65	504
Real Estate	25	20	237
Consumer	3	3	56
Credit Cards	5	3	8
Total recoveries	198	91	805
Provision for loan losses	87	566	237
Allowance for loan losses, end of period	$4,042	$5,867	$3,968

Net loans charged-off during the period	13	849	2,419
Ratio of net loans charged-off to average loans outstanding	0.01%	0.47%	1.39%
Ratio of allowance for loan losses to loans at end of period	2.38%	3.47%	2.43%

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

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	June 30,	December 31,
(dollars in thousands)	2004	2003
Loans on non-accrual status	$495	$1,856
Loans past due greater than 90 days but not on non-accrual status	7	17
Other real estate owned	757	1,352
Other repossessed assets	-	-
Total non-performing assets	$1,259	$3,225

Total assets	$259,754	$268,799

Percentage of non-performing assets to total assets	0.48%	1.20%

At June 30, 2004 non-performing assets were $1.3 million or 0.48% of total assets compared to $3.2 million or 1.20% of total assets at December 31, 2003. The reduction is due to a concerted effort by management to minimize the level of non-performing assets. While it will be extremely difficult to maintain a ratio of non-performing assets to total assets at less than one-half of one percent, Management does hope to keep the level well below the trend experienced during 2003.

Other real estate owned was $757,000 at June 30, 2004, a decrease of $595,000 compared to $1.4 million at December 31, 2003. During the first six months of 2004, 13 properties were sold or had a reduction in their carrying value resulting in a $976,000 decline in the balance of other real estate owned. During the same time period of 2004, $381,000 of properties were repossessed and added to the carrying value of other real estate owned.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

Brokered certificates of deposit are a primary funding source the Company utilizes to provide additional liquidity as necessary. At June 30, 2004, the Company's broker certificate of deposit balance was $15.9 million compared to $10.4 million at December 31, 2003. Overnight federal funds borrowing lines with correspondent banks provide access to an additional $21.5 million for short-term liquidity needs. In addition, the Company has an established borrowing line with the FHLB that permits it to borrow up to 15% of the Bank's assets, subject to collateral limitations. At June 30, 2004, the Company's advances from the FHLB have original maturity periods ranging from 10 years through 15 years and bear interest at rates ranging from 6.11% to 8.62% . At December 31, 2003, $5.7 million in advances were outstanding from the FHLB, and at June 30, 2004 had been reduced to $563,000. These borrowings mature from 2005 to 2009.

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

The following table presents selected capital information for the Company and the Bank as of June 30, 2004 and December 31, 2003:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2004
Total risk-based capital:
Consolidated	$33,802	16.81%	$16,087	> 8.00%	N/A	N/A
Bank	$34,762	17.30%	$16,078	> 8.00%	$20,098	>10.00%
Tier 1 risk-based capital:
Consolidated	$31,269	15.55%	$8,044	> 4.00%	N/A	N/A
Bank	$32,231	16.04%	$8,039	> 4.00%	$12,059	>6.00%
Tier 1 (leverage) capital:
Consolidated	$31,269	11.89%	$10,519	> 4.00%	N/A	N/A
Bank	$32,231	12.26%	$10,516	> 4.00%	$13,145	>5.00%

December 31, 2003
Total risk-based capital:
Consolidated	$32,679	16.38%	$15,962	> 8.00%	N/A	N/A
Bank	$33,614	16.85%	$15,956	> 8.00%	$19,946	>10.00%
Tier 1 risk-based capital:
Consolidated	$30,166	15.12%	$7,981	> 4.00%	N/A	N/A
Bank	$31,102	15.59%	$7,978	> 4.00%	$11,967	>6.00%
Tier 1 (leverage) capital:
Consolidated	$30,166	11.39%	$10,597	> 4.00%	N/A	N/A
Bank	$31,102	11.75%	$10,591	> 4.00%	$13,239	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). Management believes that as of June 30, 2004 and December 31, 2003, Cowlitz Bancorporation and Cowlitz Bank met or exceeded all relevant capital adequacy requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and an adequate allowance for loan losses to help mitigate credit risk, a downturn in economic conditions or in the real estate market, or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

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

Item 4. Controls and Procedures

As of June 30, 2004, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

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

        Not applicable

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        (a)     Cowlitz Bancorporation Annual Shareholder's Meeting was held on May 21, 2004.

        (b)     Not Applicable.

        (c)     A brief description of each matter voted upon at the Annual Shareholders' meeting held on May 21, 2004 and number of votes cast for, against, or withheld, including a separate tabulations with respect to each nominee for office is presented below:

                  (1) Election of (3) directors for the terms expiring in 2004 Directors:

Mark F. Andrews, Jr.
Votes cast for:	3,000,232
Votes cast against:	-
Votes withheld:	298,779
Ernie D. Ballou
Votes cast for:	2,950,399
Votes cast against:	-
Votes withheld:	348,612
Richard J. Fitzpatrick
Votes cast for:	2,950,399
Votes cast against:	-
Votes withheld:	348,612
John S. Maring
Votes cast for:	2,998,420
Votes cast against:	-
Votes withheld:	300,591
Phill S. Rowley
Votes cast for:	2,950,399
Votes cast against:	-
Votes withheld:	348,612

        (d)     None.

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits. The following constitutes the exhibit index.

                    3.1*         Restated and Amended Articles of Incorporation of Registrant

                    3.2*         Bylaws of Registrant

                    10.1         Amendment to Ernie Ballou's Employment Agreement

                    31.1         Certification of Chief Executive Officer

                    31.2         Certification Chief Financial Officer

               32             Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

        (b)     During the quarter ended June 30, 2004, the Company furnished information under Item 12 of Form 8-K on April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004
Cowlitz Bancorporation
(Registrant)
By:
/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Donna P. Gardner
Donna P. Gardner, Vice-President, Chief Financial Officer

Exhibit 10.1

AMENDMENT TO EMPLOYMENT AGREEMENT

        The Employment Agreement between Cowlitz Bancorporation, Cowlitz Bank and Ernie Ballou dated January 13, 2003 is hereby amended effective May 1, 2004 as stated below.

1.  Section 6(b) is amended to read:

(b)         If termination is after the first anniversary of the effective date of this Agreement, Employee shall receive twelve (12) months Base Salary based on Employee's Base Salary just prior to termination;

2.  Section 9 is amended to read:

9.         Noncompetition. During his employment and for the duration of the Noncompete Period (defined below) Employee will not, without the prior written consent of the Bank, be associated with any other financial institution (as such term is defined in the Gramm-Leach-Bliley Act of 1999) or mortgage company or their affiliates, having branches or offices within 30 miles of any branch or office of the Bank, whether directly or indirectly, alone or as a member of a partnership, or as an officer, director, employee, shareholder (except as a holder of less than 1% of any company with securities registered under Section 12 of the Securities Exchange Act of 1934). The Noncompete Period shall be for a period of nine (9) months after termination of employment if the termination occurs prior to the first anniversary of the effective date of this Agreement, or twelve (12) months after termination of employment if the termination occurs after the first anniversary of the effective date of this Agreement. If Employee is entitled to a Change in Control Benefit under Section 7 or a Walk-Away Right Benefit under Section 8 above, the Noncompete Period shall be extended to 24 months after termination of employment with respect to a Change in Control or 18 months following commencement of the Walk-Away Benefit, respectively. Should Employee fail to honor the noncompetition covenant set forth in this Section, the Bank will be relieved from its obligation to make any further payments under this Agreement, but such relief of the Bank's obligation shall not discharge Employee of his commitment under this Section. In the event that the Bank fails to honor its obligations with regard to benefits under Sections 6, 7, or 8 of this Agreement, Employee will be relieved from his obligations under this Section.

            Notwithstanding the foregoing, the following activities are not restricted: (i) activities set forth in Section 1 above; (ii) engagements as an independent consultant involving teaching and credit training; (iii) engagements as an independent consultant to perform independent loan reviews; and (iv) engagements as an independent consultant in the area of credit policy and procedure.

        The Employment Agreement shall continue in full force and effect, subject only to the amendments stated herein. IN WITNESS WHEREOF, the parties have caused this Amendment to be executed as of the effective date stated above.

EMPLOYEE                                                                                             COWLITZ BANCORPORATION

___________________________                                                    By:_____________________________
Ernie Ballou

                                                                                                                    Its:
                                                                                                                    _____________________________

                                                                                                                    COWLITZ BANK

                                                                                                                    By:
                                                                                                                    _____________________________

                                                                                                                    Its:
                                                                                                                    _____________________________

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

Date: August 13, 2004

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

Date: August 13, 2004

/s/ Donna P. Gardner
Donna P. Gardner, Chief Financial Officer
Cowlitz Bancorporation

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

August 13, 2004