Form 10-Q
period 2004-09-30
COWLITZ BANCORPORATION
filed 2004-11-15
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended September 30, 2004

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

Yes[ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value on October 31, 2004: 4,170,975 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

Forward-Looking Statements

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	September 30,	December 31,
ASSETS	2004	2003

Cash and cash equivalents	$6,914	$24,527
Investment securities:
Available-for-sale (at fair value, cost of $58,400 and $46,658 at
September 30, 2004 and December 31, 2003, respectively)	58,817	47,000
Held-to-maturity (at amortized cost, fair value of $385 and $8,270
at September 30, 2004 and December 31, 2003, respectively)	385	8,144

Total investment securities	59,202	55,144

Federal Home Loan Bank stock, at cost	1,047	1,974

Loans held-for-sale	-	8,360

Loans, net of deferred loan fees	186,692	163,490
Allowance for loan losses	(3,942)	(3,968)

Total loans, net	182,750	159,522

Cash surrender value of bank-owned life insurance	8,502	8,170
Premises and equipment, net of accumulated depreciation of $4,625 and
$4,350 at September 30, 2004 and December 31, 2003, respectively	3,961	4,171
Goodwill, net of impairment adjustments and accumulated amoritzation
of $1,987 at September 30, 2004 and December 31, 2003	852	852
Intangible assets, net of accumulated amortization of $1,933 and
$1,734 at September 30, 2004 and December 31, 2003, respectively	37	236
Accrued interest receivable and other assets	5,174	5,843

TOTAL ASSETS	$268,439	$268,799

LIABILITIES
Deposits:
Non-interest-bearing demand	$55,172	$60,572
Savings and interest-bearing demand	78,014	86,375
Certificates of deposit	88,030	79,533

Total deposits	221,216	226,480

Federal funds purchased	9,300	225
Federal Home Loan Bank notes payable	518	5,653
Other borrowings	39	2,739
Accrued interest payable and other liabilities	2,258	1,900

TOTAL LIABILITIES	233,331	236,997

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at September 30, 2004 and December 31, 2003	-	-
Common stock, no par value; 25,000,000 shares authorized; with 4,165,975 and 3,898,652 shares issued and outstanding at September 30, 2004 and
December 31, 2003, respectively	19,453	17,957
Additional paid-in capital	2,017	1,609
Retained earnings	13,364	12,011
Accumulated other comprehensive income, net of taxes	274	225

TOTAL SHAREHOLDERS' EQUITY	35,108	31,802

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$268,439	$268,799

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$3,207	$3,439	$9,335	$11,451
Interest on taxable investment securities	501	205	1,420	659
Interest on non-taxable investment securities	96	27	261	36
Other interest and dividend income	19	115	111	450

Total interest income	3,823	3,786	11,127	12,596

INTEREST EXPENSE
Savings and interest-bearing demand	202	276	592	915
Certificates of deposit	490	682	1,469	2,546
Federal funds purchased	12	3	17	15
Federal Home Loan Bank notes payable	10	107	40	361
Other borrowings	13	57	99	172

Total interest expense	727	1,125	2,217	4,009

Net interest income before provision (benefit) for loan losses	3,096	2,661	8,910	8,587

PROVISION (BENEFIT) FOR LOAN LOSSES	73	(36)	160	530

Net interest income after provision (benefit) for loan losses	3,023	2,697	8,750	8,057

NON-INTEREST INCOME
Service charges on deposit accounts	174	211	535	695
(Losses) gains on loans sold	(17)	1,110	122	4,106
Mortgage brokerage fees	73	336	327	1,830
Escrow fees	-	244	-	905
Credit card income	159	175	436	471
Fiduciary income	104	70	302	240
Increase in cash surrender value of bank-owned life insurance	96	74	332	74
Net gains on sale of available for sale securities	8	-	8	-
Net gains (losses) on sale of repossessed assets	6	(87)	(9)	(50)
Other income	32	42	112	108

Total non-interest income	635	2,175	2,165	8,379

NON-INTEREST EXPENSE
Salaries and employee benefits	1,499	2,208	4,732	7,297
Net occupancy and equipment expense	353	566	1,165	1,778
Professional fees	187		528	1,275
Business taxes	69	79	173	310
FDIC insurance assessment	8	119	215	390
Credit card expense	154	163	420	469
Data processing and communications	73	126	227	363
Loan expense	-	116	27	469
Postage and freight	55	104	176	335
Travel and education	45	65	125	202
Stationery and supplies	29	54	96	169
Temporary help	53	45	59	338
Amortization of intangible assets	66	66	199	199
Expenses relating to other real estate owned	29	46	71	147
Other expenses	350	319	947	788

Total non-interest expense	2,970	4,405	9,160	14,529

Income before provision for income taxes	688	467	1,755	1,907
INCOME TAX PROVISION	171	147	402	659

NET INCOME	$517	$320	$1,353	$1,248

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.13	$0.08	$0.34	$0.32

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.13	$0.08	$0.34	$0.31

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC	4,004,149	3,872,052	3,941,902	3,842,438

WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED	4,097,244	4,037,631	4,037,722	3,967,981

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income (loss)

BALANCE, December 31, 2002	3,818,272	$17,491	$1,538	$11,894	$340	$31,263
Comprehensive income:
Net income	-	-	-	117	-	117	$117
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(115)	(115)	(115)

Comprehensive income							$2

Proceeds from the exercise of
stock options	80,380	466	-	-	-	466
Tax benefit from the exercise
of stock options	-	-	71	-	-	71

BALANCE, December 31, 2003	3,898,652	17,957	1,609	12,011	225	31,802
Comprehensive income:
Net income	-	-	-	1,353	-	1,353	$1,353
Net unrealized gains on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $134	-	-	-	-	261	261	261
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $109	-	-	-	-	(212)	(212)	(212)

Comprehensive income							$1,402

Proceeds from the exercise of
stock options	267,323	1,496	-	-	-	1,496
Tax benefit from the exercise
of stock options	-	-	408	-	-	408

BALANCE, September 30, 2004	4,165,975	$19,453	$2,017	$13,364	$274	$35,108

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations	$1,353	$1,248
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax expense	-	52
Depreciation and amortization	503	604
Provision for loan losses	160	530
Increase in cash surrender value of bank-owned life insurance	(332)	(74)
Federal Home Loan Bank stock dividends	(40)	(95)
Net gains on maturities and sales of investment securities available-for-sale	(8)	-
Net amortization of investment security premiums and accretion of discounts	259	101
Net losses on sales of foreclosed assets	9	50
Net (gains) losses on the sale and disposal of premises and equipment	(4)	11
Net gains on loans sold	(122)	(4,106)
Origination of loans held-for-sale	(3,019)	(334,781)
Proceeds from loan sales	10,663	391,311
Decrease in accrued interest receivable and other assets	504	811
Increase (decrease) in accrued interest payable and other liabilities	358	(777)

Net cash from operating activities	10,284	54,885

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held-to-maturity	95	-
Proceeds from maturities and sales of investment securities available-for-sale	20,707	17,967
Purchases of held-to-maturity investment securities	(380)	(4,965)
Purchases of available-for-sale investment securities	(24,656)	(22,586)
Proceeds from redemption of Federal Home Loan Bank stock	977	428
Purchase of Federal Home Loan Bank stock	(10)	-
Net (increase) decrease in loans	(23,071)	24,529
Proceeds from sale of foreclosed assets	1,059	1,634
Purchases of premises and equipment	(94)	(331)
Proceeds from the sale of premises and equipment	4	3
Purchase of bank-owned life insurance	-	(8,000)

Net cash from investment activities	(25,369)	8,679

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in savings, noninterest-bearing and interest-bearing demand deposits	(13,761)	(5,028)
Net increase (decrease) in certificates of deposit	8,497	(55,566)
Net increase (decrease) in federal funds purchased	9,075	(1,525)
Proceeds from Federal Home Loan Bank notes payable	10,000	-
Repayment of Federal Home Loan Bank notes payable	(15,135)	(10,135)
Proceeds from other borrowings	1,360	-
Repayment of other borrowings	(4,060)	(100)
Proceeds from the exercise of stock options	1,496	389

Net cash from financing activities	(2,528)	(71,965)

Net decrease in cash and cash equivalents	(17,613)	(8,401)
CASH AND CASH EQUIVALENTS, beginning of period	24,527	43,691

CASH AND CASH EQUIVALENTS, end of period	$6,914	$35,290

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

1.  Nature of Operations

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. Cowlitz Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Oregon branches of Bay Bank were previously operated under the name Northern Bank of Commerce (NBOC). Cowlitz Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview, Castle Rock, Kalama, and Vancouver, Washington. During much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and the first quarter of 2004.

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

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principals, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.

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

5.  Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted-average shares - basic	4,004,149	3,872,052	3,941,902	3,842,438
Effect of assumed conversion of stock options	93,095	165,579	95,820	125,543

Weighted-average shares - diluted	4,097,244	4,037,631	4,037,722	3,967,981

Options to purchase 556,466 shares of common stock with exercise prices ranging from $10.73 to $12.00, with an average price of $11.13, were outstanding at September 30, 2004 but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004 because the options' exercise price was greater than the average market price of the common shares for those periods. These options expire from 2010-2014.

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Options to purchase 275,066 shares of common stock with exercise prices ranging from $7.91 to $12.00, with an average price of $11.09, were outstanding at September 30, 2003 but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 because the options' exercise price was greater than the average market price of the common shares for those periods. These options expire from 2008-2013.

6.  Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46("FIN 46R"), Consolidation of Variable Interest Entities (revised December 2003). In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46R. FIN 46R provides guidance on how to identify the primary beneficiary of a variable interest entity ("VIE") and determine when the VIE should be consolidated by the primary beneficiary. The recognition and measurement provisions of FIN 46R, as revised, were adopted for the quarter ended March 31, 2004. The Company does not have any VIEs and, accordingly, the implementation of this Interpretation did not impact its consolidated financial statements or results of operations. In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance on the accounting for loan commitments accounted for as derivative instruments. The Company adopted SAB 105 in March 2004. The adoption did not have a material impact on the Company's consolidated financial statements or results of operation.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-01"). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01 until the fourth quarter of 2004 pending a review of the guidance in light of comments received. The Company will evaluate the potential impact this guidance may have on its financial statements and results of operations when it is released in final form.

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

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003

	As	Pro	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma

			(dollars in thousands, except for share amounts)

Net income	$517	$430	$320	$258	$1,353	$1,182	$1,248	$977

Basic earnings per share	$0.13	$0.11	$0.08	$0.07	$0.34	$0.30	$0.32	$0.25

Diluted earnings per share	$0.13	$0.10	$0.08	$0.06	$0.34	$0.29	$0.31	$0.25

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the periods ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	4.26	4.17	4.26	4.17
Expected volatility	35.81%	49.39%	35.81% - 38.40%	49.39% - 52.11%
Risk-free rate	2.78%	2.87%	2.78% - 2.98%	2.87% - 2.98%

8.  Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in "Other Comprehensive Income" on the consolidated statement of changes in shareholders' equity. In March 2004, the Company transferred $8.0 million of investment securities previously classified as "held-to-maturity" to "available-for-sale" classification. As a result of this re-classification, an unrealized loss of $853,000, net of deferred taxes of $436,000, was recognized in comprehensive income and a component of other comprehensive income for the nine months ended September 30, 2004.

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

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the three and nine months ended September 30, 2004 and 2003, concerning the Company's reportable segments is shown in the following tables:

	Three Months Ended September 30, 2004
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$4,311	$7	$1	$(496)	$3,823
Interest expense	1,201	10	12	(496)	727

Net interest income (expense)	3,110	(3)	(11)	-	3,096
Provision (benefit) for loan losses	100	-	(27)	-	73
Non-interest income	567	68	-	-	635
Non-interest expense	2,721	153	96	-	2,970

Income (loss) before provision
(benefit) for income taxes	856	(88)	(80)	-	688
Provision (benefit) for income taxes	223	(30)	(22)	-	171

Net income (loss)	$633	$(58)	$(58)	$-	$517

Depreciation and amortization	$142	$12	$-	$-	$154

	Three Months Ended September 30, 2003
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$3,594	$543	$3	$(354)	$3,786
Interest expense	1,110	313	56	(354)	1,125

Net interest income (expense)	2,484	230	(53)	-	2,661
Provision (benefit) for loan losses	126	-	(162)	-	(36)
Non-interest income	473	1,696	6	-	2,175
Non-interest expense	2,709	1,635	61	-	4,405

Income before provision for
income taxes	122	291	54	-	467
Provision for income taxes	27	100	20	-	147

Net income	$95	$191	$34	$-	$320

Depreciation and amortization	$158	$29	$-	$-	$187

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2004
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$12,466	$136	$6	$(1,481)	$11,127
Interest expense	3,479	123	96	(1,481)	2,217

Net interest income (expense)	8,987	13	(90)	-	8,910

Provision (benefit) for loan losses	350	-	(190)	-	160
Non-interest income	1,702	463	-	-	2,165
Non-interest expense	7,903	882	375	-	9,160

Income (loss) before provision
(benefit) for income taxes	2,436	(406)	(275)	-	1,755

Provision (benefit) for income taxes	630	(140)	(88)	-	402

Net income (loss)	$1,806	$(266)	$(187)	$-	$1,353

Depreciation and amortization	$460	$44	$-	$-	$504

Total assets	$267,803	$103	$35,212	$(34,679)	$268,439

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2003
		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$11,672	$2,239	$18	$(1,333)	$12,596
Interest expense	3,969	1,204	169	(1,333)	4,009

Net interest income (expense)	7,703	1,035	(151)	-	8,587

(Benefit) provision for loan losses	(526)	-	1,056	-	530
Non-interest income	1,533	6,840	6	-	8,379
Non-interest expense	8,203	6,068	258	-	14,529

Income (loss) before provision
(benefit) for income taxes	1,559	1,807	(1,459)	-	1,907

Provision (benefit) for income taxes	533	623	(497)	-	659

Net income (loss)	$1,026	$1,184	$(962)	$-	$1,248

Depreciation and amortization	$520	$84	$-	$-	$604

Total assets	$269,432	$22,457	$35,568	$(53,883)	$273,574

Compared to segment information reported during the three and nine months ended September 30, 2003, the mortgage banking segment experienced significantly lower activity during the corresponding periods of 2004. In December 2003 and the first quarter of 2004, the Company reduced the size of its mortgage banking operations by closing its Bay Mortgage offices in Bellevue and Seattle. Management believes that the net losses reported for the mortgage banking segment during 2004 could have been significantly higher if the segment had continued to operate as it had during 2003. Reduced demand for mortgage refinance loans and a desire to concentrate resources on the core banking segment were significant factors leading to the decision to scale back the mortgage banking segment.

The credit to the provision for loan losses reported during the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 in the holding company segment were generated from recoveries of previously charged-off loans in a segment that no longer carries a loan portfolio.

The segment information for the nine months ended September 30, 2003 includes a reclassification between the banking and holding company segments of $901,000 for the provision for loan losses. This reclassification does not affect the consolidated results of operation or earnings per share, but has resulted in a benefit to the banking segment presented above.

Although mortgage operations have been significantly reduced, and have generated small losses during 2004, improved efficiencies and an increase in net interest income in the banking segment more than offset the losses. Excluding the provision reclassification discussed above, the banking segment reported net income of approximately $431,000 during the first nine months of 2003, compared to $1.8 million during the same period of 2004, an increase of about $1.4 million. The efficiency ratio (non-interest expense divided by the sum of non-interest income and net interest income) for the banking segment has improved significantly to 74.0% and 73.9% for the three and nine months ended September 30, 2004, respectively, from 91.6% and 88.8% for the same periods of 2003, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

The Company's net income for the third quarter of 2004 was $517,000, or $0.13 per diluted share, compared to net income of $320,000, or $0.08 per diluted share for the third quarter of 2003. Net income for the nine months ended September 30, 2004 and 2003 was $1.4 million, or $0.34 per diluted share, and $1.2 million or $0.31 per diluted share, respectively. Net interest income was $3.1 million or 14.8% higher during the three months ended September 30, 2004 compared to $2.7 million during the same period of 2003. During the third quarter of 2004, the banking segment recorded a $100,000 provision for loan losses, which was offset by a credit to the provision for loan losses of $27,000 resulting from a recovery by the holding company of a previously charged-off loan. Similarly, the components of the year to date provision for 2004 of $160,000 include a provision by the banking segment of $350,000 offset by recoveries by the holding company of $190,000. The provision recorded during the first nine months of 2003 was higher based on management's assessment of the adequacy of the allowance for loan losses at that time. Non-interest income and non-interest expenses are lower in the current periods when compared to 2003, primarily from reductions in the Company's mortgage operations and initiatives implemented that target expense reductions.

Financial Condition as of September 30, 2004 and December 31, 2003

At September 30, 2004, total assets were $268.4 million, virtually unchanged from $268.8 million at December 31, 2003. Total liabilities were $233.3 million at September 30, 2004, a decline of $3.7 million or 1.6% from $237.0 million at December 31, 2003. Although total assets have declined only slightly from the December 31, 2003 level, the mix of assets has changed substantially. At December 31, 2003, the balance of loans held-for-sale was $8.4 million but as of March 31, 2004, the entire balance had been sold into the secondary market. As part of the strategy to curtail mortgage operations, the Company will no longer originate loans for sale into the secondary market. Although the Company has ceased its secondary market function and closed its Bay Mortgage offices in Bellevue and Seattle, Washington, mortgage lending products will continue to be offered to the Company's customers in its remaining Bay Mortgage locations in Longview and Vancouver, Washington. Loans, net of deferred fees, have increased $23.2 million since December 31, 2003 to $186.7 million at September 30, 2004. Approximately $16.5 million of this increase has occurred during the third quarter. The increase in loans was offset primarily by a reduction of $17.6 million in cash and cash equivalents from December 31, 2003 to September 30, 2004. Total investment securities have increased approximately $4.0 million during the first nine months of 2004. A reclassification of $8.0 million of municipal bond investments from held-to-maturity to available-for-sale accounts for the large variance in the components of the Company's investment securities holdings.

The mix of liabilities at September 30, 2004 has also changed considerably since December 31, 2003. Total deposits have declined $5.3 million during the first nine months of 2004, despite an increase of $8.5 million in certificates of deposit. FHLB notes payable and other borrowings were $7.8 million lower at September 30, 2004 than at December 31, 2003, but fed funds purchased were $9.1 million higher. At September 30, 2004, the Company had $26.0 million in brokered certificates of deposits or 11.8% of $221.2 million in total deposits. This compares to $10.4 million of brokered certificates of deposit at December 31, 2003 or 4.6% of $226.5 million in total deposits.

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

Changes in the above factors could significantly effect the determination of the adequacy of the allowance for loan losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses." Another critical accounting policy for the Company is that related to the carrying value of goodwill. Goodwill was recognized as the excess of cost over the fair value of net assets acquired from the purchase of Bay Mortgage, and the Portland, Oregon branch of Bay Bank, formerly Northern Bank of Commerce. Goodwill was amortized using the straight-line method over a 15-year period until December 31, 2001. Effective January 1, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Bank ceased amortization of goodwill and completed its first of ongoing assessments of goodwill impairment in March 2002. The $852,000 current balance of goodwill is related entirely to the Northern Bank of Commerce purchase. Goodwill impairment will be deemed to exist in the future if the net book value of a reporting unit, considered by the Bank to represent its operating segments, exceeds its estimated fair value.

Analysis of Net Interest Income

The primary component of the Company's earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income, net interest spread, and net interest margin result from changes in asset and liability volume, mix, and changes to rates earned or paid. Net interest spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the volume and relative mix of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.

Three months ended September 30, 2004 and 2003

Interest income from certain of the Company's earning assets is non-taxable. The following tables present interest income and expense, including adjustments for non-taxable interest income, and the resulting tax adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2004	2003	(Decrease)	Change

Interest income	$3,823	$3,786	$37	1.0%
Tax effect of non-taxable interest income	44	20	24	120.0%

Tax equivalent interest income	3,867	3,806	61	1.6%
Interest expense	727	1,125	(398)	-35.4%

Net interest income	$3,140	$2,681	$459	17.1%

Average interest-earning assets	$243,739	$262,643	$(18,904)	-7.2%
Average interest-bearing liabilities	$174,425	$199,714	$(25,289)	-12.7%

Average yields earned (1)	6.35%	5.80%	55	b.p.(3)
Average rates paid (1)	1.67%	2.25%	(58)	b.p.(3)
Net interest spread (1)	4.68%	3.55%	113	b.p.(3)
Net interest margin (1) (2)	5.15%	4.08%	107	b.p.(3)

(1)	Ratios for the three months ended September 30, 2004 and 2003 have been annualized
(2)	Computed by dividing non-interest income by average interest-earning assets
(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the quarter ended September 30, 2004 to the quarter ended September 30, 2003, tax equivalent interest income was $61,000 higher, despite a decline in total interest-earning assets of $18.9 million. Changes to both the asset mix and interest rates contributed to this result. During the third quarter of 2003, the balance of loans held-for-sale, which earned a lower yield than the general loan portfolio, averaged $23.9 million. The Company no longer carries loans held-for-sale, consistent with the reorganization of the mortgage segment during late 2003 and early 2004. Loans (excluding loans held-for-sale) averaged $168.8 million during the third quarter of 2003 compared to $181.6 million during the same period of 2004. Other changes in asset mix when comparing the periods include a reduction of $28.4 million in average balances of low yield cash and cash equivalents, and an increase of $25.2 million in relatively higher yielding investment securities.

Increases in interest rates, including the Company's prime lending rate, have also contributed to a higher yield earned on average interest-earning assets when comparing the third quarter of 2003 to the third quarter of 2004. The prime rate increased by 25 basis points two separate times during the third quarter of 2004 and is now 4.75% compared to 4.00% during the third quarter of 2003. Prime based loans, which account for approximately 40% of the overall loan portfolio, reprice immediately with changes to the prime rate.

Interest expense was $398,000 lower during the third quarter of 2004 compared to the same period of 2003. Both the volume of interest-bearing liabilities and the rates paid on them declined comparing the two periods. The decline in average rates paid on interest-bearing liabilities is primarily attributable to the continued maturity of higher rate long-term certificates of deposit, which either did not renew or were re-priced at current, lower rates. Certificates of deposit averaged $86.5 million during the third quarter of 2003, but declined to an average of $81.2 million during the third quarter of 2004. The average rates paid on certificates of deposit were also approximately 70 basis points lower in 2004 when comparing the two quarters. The interest rates paid on other interest-bearing deposits were also slightly lower during the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. In addition, the Company paid off a $5.0 million FHLB note that was bearing an interest rate of 7.44% during the third quarter of 2003. The Company also paid off a note at the holding company with an average balance of $1.9 million through August 2004 and an interest rate of 8.0% .

Nine months ended September 30, 2004 and 2003

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2004	2003	(Decrease)	Change

Interest income	$11,127	$12,596	$(1,469)	-11.7%
Tax effect of non-taxable interest income	121	40	81	202.5%

Tax equivalent interest income	11,248	12,636	(1,388)	-11.0%
Interest expense	2,217	4,009	(1,792)	-44.7%

Net interest income	$9,031	$8,627	$404	4.7%

Average interest-earning assets	$239,432	$282,090	$(42,658)	-15.1%
Average interest-bearing liabilities	$172,653	$219,975	$(47,322)	-21.5%

Average yields earned (1)	6.26%	5.97%	29	b.p. (3)
Average rates paid (1)	1.71%	2.43%	(72)	b.p. (3)
Net interest spread (1)	4.55%	3.54%	101	b.p. (3)
Net interest margin (1) (2)	5.03%	4.08%	95	b.p. (3)

(1)	Ratios for the nine months ended September 30, 2004 and 2003 have been annualized
(2)	Computed by dividing non-interest income by average interest-earning assets
(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003, tax equivalent interest income was $1.4 million lower, primarily due to a decline in average interest-earnings assets of $42.7 million. Reductions in loans held-for-sale resulting from the mortgage segment realignment account for $27.7 million of this decline. Interest bearing cash and cash equivalent balances are $35.9 million lower comparing the two nine month periods. The average yields earned were higher during the first nine months of 2004 compared to the same period of 2003, despite a lower average prime rate during the 2004 period. The change in asset mix from lower rate cash accounts and loans held-for-sale into higher yielding investment securities and loans offset the overall lower rate environment.

Interest expense was $1.8 million lower during the third quarter of 2004 compared to the same period of 2003. Both the volume of interest-bearing liabilities and the rates paid on them declined significantly comparing the two periods. The decline in average rates paid on interest-bearing liabilities is primarily attributable to the continued maturity of higher rate long-term certificates of deposit, which either did not renew or were re-priced at current, lower rates. Certificates of deposit averaged $107.1 million during the first nine months of 2003, but declined to an average of $79.8 million during the same period of 2004. Similar to the quarterly analysis above, the average rates paid on certificates of deposit were approximately 70 basis points lower comparing the nine month periods. The interest rates paid on other interest-bearing deposits were also slightly lower during the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. In addition, the Company paid off a $5.0 million FHLB note that was bearing an interest rate of 7.44% during the first nine months of 2003. The Company also paid off a note at the holding company with an average balance of $1.9 million through August 2004 and an interest rate of 8.0% .

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

Three and nine months ended September 30, 2004 and 2003

The net provision for loan losses was $73,000 for the quarter ended September 30, 2004 compared to a benefit of $36,000 for the same period of 2003. For the first nine months of 2004, the provision was $160,000 compared to $530,000 for the same period of 2003. The provision recorded during 2004 is lower than during 2003 due to an overall strengthening in loan quality, and holding company recoveries discussed below.

During 2004 and 2003, the holding company received payments as recoveries of loans previously charged-off. Because the holding company does not currently have any loans or an allowance for loan losses, any recovery of previously charged-off amounts flow through the income statement as a credit, or benefit, to the provision expense. These benefits are recorded on the Company's consolidated statements of income net of loan loss provisions recorded during the periods. The banking segment recorded provisions for loan losses of $100,000 and $350,000 for the three and nine month periods ended September 30, 2004, respectively, compared to $126,000 and $375,000, net of a reclassification adjustment with the holding company, for the corresponding periods of 2003, respectively.

Non-Interest Income

Three and nine months ended September 30, 2004 and 2003

Non-interest income consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2004	2003	2004	2003

Service charge on deposit accounts	$174	$211	$535	$695
(Losses) gains on loans sold	(17)	1,110	122	4,106
Mortgage brokerage fees	73	336	327	1,830
Escrow fees	-	244	-	905
Credit card income	159	175	436	471
Fiduciary income	104	70	302	240
Increase in cash surrender value of bank-owned life insurance	96	74	332	74
ATM income	15	13	42	39
Safe deposit box fees	1	-	26	27
Gain on sale of available-for-sale securities	8	-	8	-
Gain (loss) on sale of repossessed assets	6	(87)	(9)	(50)
Other miscellaneous fees and income	16	29	44	42

Total non-interest income	$635	$2,175	$2,165	$8,379

Total non-interest income has declined substantially when comparing the three and nine month periods ended September 30, 2004 to the same periods of 2003. Reductions in non-interest income generated by the mortgage banking segment due to the reorganization of that segment is the primary factor. Gains on loans sold and escrow fees will no longer be generated under the current structure, and mortgage brokerage fees will be significantly lower than in past periods. The loss on loans sold of $17,000 recognized during the third quarter of 2004 was the result of repurchased loans previously sold into the secondary market. The purchasers of these loans have the ability to sell the loan back to the Company and recover the premiums they paid to the Company for loans purchased if the borrower re-finances the loan within 90 days after it is acquired, or if the borrower becomes delinquent.

Non-Interest Expense

Three and nine months ended September 30, 2004 and 2003

Non-interest expense consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2004	2003	2004	2003

Salaries and employee benefits	$1,499	$2,208	$4,732	$7,297
Net occupancy and equipment expense	353	566	1,165	1,778
Professional fees	187	329	528	1,275
Business taxes	69	79	173	310
FDIC insurance assessment	8	119	215	390
Credit card expense	154	163	420	469
Data processing and communications	73	126	227	363
Loan expense	-	116	27	469
Postage and freight	55	104	176	335
Travel and education	45	65	125	202
Stationery and supplies	29	54	96	169
Temporary help	53	45	59	338
Amortization of intangible assets	66	66	199	199
Expenses relating to other real estate owned	29	46	71	147
Advertising	45	47	97	103
Other miscellaneous expenses	305	272	850	685

Total non-interest expense	$2,970	$4,405	$9,160	$14,529

Consistent with non-interest income discussed above, the majority of the decline in total non-interest expense is attributable to the reorganization of the Company's mortgage segment during the fourth quarter of 2003. Salaries and employee benefits, net occupancy and equipment, professional fees, business taxes, data processing and communications, postage and freight, stationery and supplies, and temporary help are all lower in part because of the closure of the Bellevue and Seattle mortgage offices and the cessation of the mortgage loan secondary marketing function.

At September 30, 2004, the Company had 105 full-time equivalent employees compared to 172 at September 30, 2003. The mortgage segment reorganization decreased the full-time equivalent employee count by 67 when comparing the two periods. Also included in salary expenses are ordinary annual wage increases for many existing employees.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. During the second quarter, the Company entered into a new lease agreement at one of its banking branches that has decreased occupancy expenses by approximately $5,000 per month.

Professional fees include exam and audit expenses, accounting, consulting and legal fees, and other professional fees. These expenses were significantly lower during the three and nine month periods ended September 30, 2004 compared to the same periods of 2003. Legal and consulting fees were higher during 2003 as the Company sought advice and opinions regarding contracts, regulatory documentation, establishing or improving internal controls to improve regulatory reporting, collection and repossession of loans, and various other administrative issues. Also included during the first quarter 2003 was approximately $79,000 in professional fees associated with a State of Washington Department of Financial Institutions examination conducted in 2002.

Business taxes are based on adjusted revenues, and the expense has declined when comparing the third quarter and first nine months of 2004 to the same periods of 2003 as overall revenues, specifically from the mortgage segment, have declined.

The FDIC insurance premium rate for the bank was reduced to zero during the third quarter of 2004 compared to $0.17 per $100 of domestic deposits for all other periods presented. The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for insured deposits is $0.0148 per $100 of deposits per year. Any increase in deposit insurance premiums or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Loan expenses have declined significantly during the three and nine months ended September 30, 2004 compared to the same periods of 2003. Approximately $130,000 of expense was recognized during 2003 to write-off prepaid mortgage expenses. These expenses, including appraisals and credit reports, were prepaid on behalf of potential borrowers when they applied for a mortgage loan. In some cases, these expenses were not collected from the borrower at the close of the loan, or the loan never closed. This amount was determined to be the potential charge to expense pending additional review of each individual loan account. Included in third quarter 2004 loan expenses, as this analysis was concluded, is a recovery of $20,000 of previously written-off prepaid mortgage expenses. The remaining decline in expenses during 2004 when compared to 2003 is attributable to the mortgage segment realignment, and resulting lower volume of mortgage loans processed.

Temporary help expenses have increased during the third quarter 2004 as additional temporary audit staff has been retained to assist in the implementation of a Company wide, extensive audit plan. The plan includes the audit and documentation of financial reporting processes and procedures as required by public companies under the Sarbanes-Oxley legislation.

Income Taxes

Three and nine months ended September 30, 2004 and 2003

During the third quarter of 2004 the provision for income taxes was $171,000 compared to $147,000 for the third quarter of 2003. These provisions resulted in an effective tax rate of 24.9% and 31.5% for the quarters ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, the provision was $402,000 and the effective rate was 22.9% compared to $659,000 and 34.6% for the same period of 2003. Non-taxable income generated from increased investment in non-taxable municipal bonds and from the $8.0 million of bank-owned life insurance resulted in the reduced effective tax rate for the third quarter and first nine months of 2004.

Loans

Total loans outstanding were $186.7 million and $163.5 million at September 30, 2004 and December 31, 2003, respectively. Unfunded loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $40.3 million at September 30, 2004 and $42.4 million at December 31, 2003.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

	September 30, 2004		December 31, 2003

(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$55,536	29.67%	$38,793	23.63%
Real estate construction	24,804	13.25%	18,305	11.15%
Real estate commercial	75,550	40.38%	77,412	47.17%
Real estate mortgage	28,363	15.15%	25,530	15.55%
Consumer and other	2,907	1.55%	4,103	2.50%

	187,160	100.00%	164,143	100.00%

Deferred loan fees	(468)		(653)

Total loans	186,692		163,490
Allowance for loan losses	(3,942)		(3,968)

Total loan, net	$182,750		$159,522

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

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $3.9 million at September 30, 2004 compared to $4.0 million at December 31, 2003. The allowance, as a percentage of total loans, declined from 2.43% at December 31, 2003 to 2.11% at September 30, 2004. Management believes the allowance for loan losses at both September 30, 2004 and December 31, 2003 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for loan loss for the periods indicated:

	September 30, 2004		December 31, 2003

(dollars in thousands)	Amount	Percent	Amount	Percent

General	$2,098	53.21%	$2,362	59.53%
Specific	46	1.17%	456	11.49%
Special	1,715	43.51%	709	17.87%
Unallocated	83	2.11%	441	11.11%

	$3,942	100.00%	$3,968	100.00%

The specific portion of the allowance has declined during the first nine months of 2004. Based on Management's assessment of the watch list loans, a lower volume of loans require specific reserves. The special reserves have increased from December 31, 2003 to September 30, 2004 based upon a more in-depth analysis of potential risk factors related to the current interest rate environment in the local economy. Management believes the local economic recovery, excluding new housing construction segments, is substantially behind the national trend. Coupled with the anticipation of an increasing interest rate environment, additional special reserves have been allocated against potential cash flow strains of the Company's borrowers.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

	Nine Months Ended		Year Ended
	September 30,		December 31,
(dollars in thousands)	2004	2003	2003

Loans outstanding at end of period, net of deferred fees (1)	$186,692	$167,307	$163,490
Average loans outstanding during the period (1)	$172,314	$176,470	$173,966
Allowance for loan losses, beginning of period	$3,968	$6,150	$6,150
Loans charged off:
Commercial	126	818	1,409
Real Estate	180	488	1,671
Consumer	36	71	83
Credit Cards	82	30	61

Total loans charged-off	424	1,407	3,224

Recoveries:
Commercial	198	84	504
Real Estate	28	205	237
Consumer	6	52	56
Credit Cards	6	7	8

Total recoveries	238	348	805
Provision for loan losses	160	530	237

Allowance for loan losses, end of period	$3,942	$5,621	$3,968

Net loans charged-off during the period	186	1,059	2,419
Ratio of net loans charged-off to average loans outstanding	0.11%	0.60%	1.39%
Ratio of allowance for loan losses to loans at end of period	2.11%	3.36%	2.43%

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

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	September 30,	December 31,
(dollars in thousands)	2004	2003

Loans on non-accrual status	$572	$1,856
Loans past due greater than 90 days but not on non-accrual status	-	17
Other real estate owned	805	1,352
Other repossessed assets	-	-

Total non-performing assets	$1,377	$3,225

Total assets	$268,439	$268,799

Percentage of non-performing assets to total assets	0.51%	1.20%

The reduction of $1.8 million since December 31, 2003 is due to a concerted effort by management to minimize the level of non-performing assets. While it may be difficult to maintain a ratio of non-performing assets to total assets at the current level, Management expects to keep the level below the trend experienced during 2003.

During the first nine months of 2004, 13 properties were sold or had a reduction in their carrying value resulting in an approximate $1.0 million decline in the balance of other real estate owned. During the same time period of 2004, $490,000 of properties were repossessed and added to the carrying value of other real estate owned.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

Brokered certificates of deposit are a funding source the Company utilizes to provide additional liquidity as necessary. At September 30, 2004, the Company's broker certificate of deposit balance was $26.0 million compared to $10.4 million at December 31, 2003. Overnight federal funds borrowing lines with correspondent banks provide access to an additional $24.5 million for short-term liquidity needs. In addition, the Company has an established borrowing line with the FHLB that permits it to borrow up to 20% of the Bank's assets, subject to collateral limitations. The line is available for overnight federal funds, or notes with other terms and maturities. At September 30, 2004, notes payable to the FHLB were $518,000 compared to $5.7 million at December 31, 2003. The notes payable at September 30, 2004 have original maturity periods ranging from 10 years through 15 years, bear interest at rates ranging from 6.11% to 8.62%, and mature from 2005 to 2009.

In order to maintain the ability to access cash through sale of securities, during the first quarter of 2004, $8.0 million of held-to-maturity investments were reclassified as available-for-sale. Accordingly, the fair value of these investment securities was recognized within accumulated other comprehensive income upon their reclassification. Investment securities available-for-sale were $58.8 million at September 30, 2004 compared to $47.0 million at December 31, 2003.

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

The following table presents selected capital information for the Company and the Bank as of September 30, 2004 and December 31, 2003:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2004
Total risk-based capital:
Consolidated	$36,321	17.22%	$16,875	> 8.00%	N/A	N/A
Bank	$35,534	16.89%	$16,832	> 8.00%	$21,040	>10.00%
Tier 1 risk-based capital:
Consolidated	$33,668	15.96%	$8,438	> 4.00%	N/A	N/A
Bank	$32,888	15.63%	$8,416	> 4.00%	$12,624	>6.00%
Tier 1 (leverage) capital:
Consolidated	$33,668	12.72%	$10,584	> 4.00%	N/A	N/A
Bank	$32,888	12.43%	$10,579	> 4.00%	$13,224	>5.00%

December 31, 2003
Total risk-based capital:
Consolidated	$32,679	16.38%	$15,962	> 8.00%	N/A	N/A
Bank	$33,614	16.85%	$15,956	> 8.00%	$19,946	>10.00%
Tier 1 risk-based capital:
Consolidated	$30,166	15.12%	$7,981	> 4.00%	N/A	N/A
Bank	$31,102	15.59%	$7,978	> 4.00%	$11,967	>6.00%
Tier 1 (leverage) capital:
Consolidated	$30,166	11.39%	$10,597	> 4.00%	N/A	N/A
Bank	$31,102	11.75%	$10,591	> 4.00%	$13,239	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). Management believes that as of September 30, 2004 and December 31, 2003, Cowlitz Bancorporation and Cowlitz Bank substantially exceeded all relevant capital adequacy requirements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and an adequate allowance for loan losses to help mitigate credit risk, a downturn in economic conditions or in the real estate market, or a rapid increase in interest rates could have a negative effect on collateral values, cash flows, and borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk

The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures.

Item 4. Controls and Procedures

As of September 30, 2004, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

(b) During the quarter ended September 30, 2004, the Company furnished information under Item 12 of Form 8-K on July 30, 2004. The Company also reported the appointment of two directors under Item 5.02 of Form 8-K on September 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

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

Date: November 12, 2004

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

Date: November 12, 2004

/s/ Donna P. Gardner
Donna P. Gardner, Chief Financial Officer
Cowlitz Bancorporation

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

November 12, 2004