Form 10-K
period 2004-12-31
COWLITZ BANCORPORATION
filed 2005-03-31
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

Securities and Exchange act of 1934
For the fiscal year ended December 31, 2004
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

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2004, was $30,563,205.

Common Stock, no par value, outstanding as of February 28, 2005: 4,174,552

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrants proxy statement for the 2005 annual meeting of shareholders are incorporated by reference in Part III hereof.

TABLE OF CONTENTS
		Page

	PART I
Item 1.	Business	3
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Securities Holders	12
	PART II
Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	15-34
Item 7a	Quantitative and Qualitative Disclosures About Market Risk	34-37
Item 8.	Financial Statements and Supplementary Data	38-68
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9a	Controls and Procedures	69
	PART III
Item 10.	Directors and Executive Officers of the Registrant	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions	69
Item 14.	Principal Accounting Fees and Services	69
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	70

Note: This document has not been reviewed, or confirmed for accuracy or relevancy by the Federal Deposit Insurance Corporation.

Forward-Looking Statements

This discussion and information in this document, particularly in section 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the accompanying financial statements contain certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: changes in general economic conditions, competition for financial services in the market area of the company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Business Introduction

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (also the "Company" or the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. Cowlitz Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Oregon branches of Bay Bank previously operated under the name Northern Bank of Commerce (NBOC). Cowlitz Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington. During 2002 and much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and first quarter of 2004.

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

During 2004, the Company recorded net income of $1.9 million or $0.47 per diluted share of common stock. At December 31, 2004, the Company had total assets of $273.3 million, total liabilities of $237.6 million, and total shareholders' equity of $35.7 million. At December 31, 2004, total loans, net of deferred fees, were $189.3 million and total deposits were $234.6 million.

Products and Services

The Company offers a broad portfolio of products and services tailored to meet the financial needs of individuals and small business customers in its market areas. The Company believes this portfolio is generally competitive with the products and services of its competitors, including major regional and national banks. These products and services include:

Deposit Products. The Company offers non-interest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, individual retirement accounts, and certificates of deposit. The interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or alter maturities of deposit liabilities. During times of asset growth, or as liquidity needs arise, the Company utilizes brokered certificates of deposit as a source of funding. The Company strives to establish customer relationships to attract core deposits in non-interest-bearing transactional accounts to reduce its cost of funds.

Loan Products. The Company offers a broad range of loan products to retail and business customers. The Company maintains loan underwriting standards with written loan policies and individual lending limits. All new loans and renewals are reported monthly to the Company's Board of Directors. Particularly large loan commitments are approved by the Directors' Loan Committee Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and an appropriate mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

Commercial Loans. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include operating lines of credit that support accounts receivables and inventory, as well as secured term loans for financing machinery and equipment. For reporting purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages or trust deeds on real property, although some of these loans were not made to finance real estate. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans with the primary purpose to finance the real estate are secured by real property and are generally limited to 75% of the value of collateral. In most cases, the Company requires personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by lower single borrower lending limits imposed by law.

Real Estate Loans. Real estate loans are available for construction, purchase, or refinancing of residential properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. The Company provides customers access to long-term residential real estate loans through Bay Mortgage and its branch network, focusing on all facets of residential lending from single family homes to small multi-plexes, including FHA and VA loans, construction and bridge loans. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property.

Consumer Loans. The Company provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity, personal lines of credit and motor vehicle loans. Consumer loans can carry significantly greater risks than other loan products, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles or recreational equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are dependent on borrowers' continuing financial stability, and are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following conservative credit guidelines and underwriting practices. The Company also offers Visa credit cards to its customers.

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

Internet Banking. Internet banking and cash management systems are available to both business and individual customers' providing secure access to information and services from the Company's website. Business clients can avail themselves of a comprehensive cash management program which allows them to easily and securely move money between accounts, wire funds, receive funds, pay bills, and generally manage their financial resources. Retail customers have the ability to access account information, pay bills, and manage their accounts by way of the internet. The Company's website address is www.cowlitzbancorp.com. The contents of this website are not incorporated into this document or into the Company's other filings with the SEC.

Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a debit card program, automated teller machines at four branches and one off-site location and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company provides drive-through facilities at three of its branches. The Company does not currently charge its customers fees for any of these services.

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

Employees

As of December 31, 2004, the Company employed a total of 109 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

Risk Factors

Exposure to Regional Economy. The Company is extremely sensitive to the economy of the Pacific Northwest, specifically Cowlitz County, Washington, the Seattle/Bellevue metropolitan area, and the Vancouver, Washington and Portland, Oregon metropolitan area. According to the US Department of Labor - Bureau of Labor Statistics website, both Washington (38th at 5.5%) and Oregon (46th at 6.4%) are among the states with the highest unemployment rates during January 2005. However, Oregon is tied with New Jersey as the state showing the largest reduction in unemployment rate compared to January 2004, and Washington is third. This improvement is evident in all of the Bank's primary markets with Longview in Cowlitz County enjoying the largest decline from a 10.5% unemployment rate in January 2004 to 8.4% in January 2005. This is the third largest decline of any of the 367 metropolitan areas in the nation included in the comparison. The Portland-Vancouver metropolitan area is listed 10th and the Seattle metropolitan area is tied for 27th. Clark County, Washington, which includes Vancouver, is one of the fastest growing counties in the state of Washington and the nation. Economists are forecasting a trend of increasing employment during 2005 in both Washington and Oregon. Management is cautiously optimistic that the positive employment trends will continue as the Pacific Northwest economy continues to strengthen. However, if the recovery is not as strong as anticipated in the region, the Company could be adversely affected.

Credit Risk. The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Company has established lending criteria and most loans are secured by collateral, economic weakness or a rapid increase in interest rates could have a negative effect on collateral values or borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals, and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn or increased payments due to significant increases in rates. The Company has a credit concentration in commercial real estate secured loans so any widespread real estate devaluation could adversely affect to the Company.

Interest Rate Risk. The Company's earnings are largely derived from net interest income, which includes interest and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company's primary objective in managing interest rate risk is to moderate the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow in the short term, depending on the relative level of fixed and variable rate assets and liabilities. In an increasing rate environment the Company's Prime based variable rate loans will increase immediately with changes in Prime rate, while fixed rate liabilities, particularly certificates of deposit will only reprice as the liability matures so the immediate affect can be a widening of the interest rate spread. However, as interest rates eventually stabilize, the interest rate spread may narrow because interest rates paid on the Company's liabilities tend to reprice more slowly than the yields earned on assets.

Competition. The banking industry in the market areas in which the Company operates is generally characterized by well established, large banks based outside of the region. In addition, thrift institutions, other community banks, and credit unions compete for deposits and consumer loans. Non-traditional banking entities such as investment banking firms, insurance companies, payday loan offices, mortgage lenders, and related industries offering bank-like products, have also increased competition for deposits and loans.

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

These guidelines divide a bank's capital into two tiers. Tier 1 includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, preferred stock (cumulative perpetual and long-term, limited-life), mandatory convertible securities, certain hybrid capital instruments, term-subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

At December 31, 2004, the regulatory capital ratios for the Company and the Bank were:

	Company	Bank

Total risk-based capital to risk-weighted assets	17.26%	16.95%
Tier 1 Capital to risk-weighted assets	16.00%	15.69%
Tier 1 leverage ratio	12.64%	12.38%

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

Lending Limits. Under Washington law, the total loans and extensions of credit by a Washington-chartered bank to a borrower outstanding at one time may not exceed 20% of the bank's Tier 1 capital. However, this limitation does not apply to loans or extensions of credit which are fully secured by readily marketable collateral having market value of at least 115% of the amount of the loan or the extension of credit at all times.

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

Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund (BIF). As an institution whose deposits are insured by BIF, Cowlitz Bank is required to pay deposit insurance premiums to BIF. FDIC regulations set deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no premium for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first and second quarters of 2004, and during 2003, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. The Bank's rating was upgraded effective the third quarter 2004, and the Bank is currently not required to pay a premium. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0144 per $100 of deposits per year. Any increase in deposit insurance or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law, which significantly reformed various aspects of the financial services business. Among the provisions in the GLB Act are those that:

  established a new framework under which bank holding companies and banks can own securities firms, insurance companies and other financial companies;
  provided consumers with new protections regarding the transfer and use of their non-public personal information by financial institutions; and
  changed the Federal Home Loan Bank ("FHLB") system in numerous ways revising the manner of calculating the Resolution Funding Corporation obligations payable by the FHLB and a broadening of the purposes for which FHLB advances may be used.

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

The Company's most recent rating under CRA is "satisfactory." This rating reflects the Company's commitment to meeting the credit needs of the communities it serves. Although the Company strives to maintain a satisfactory or higher rating, no assurance can be given that the Company will maintain this rating in the future. If the Company's CRA rating were to fall below "satisfactory" it may inhibit its ability to obtain regulatory approval for acquisitions or expansion.

Sarbanes-Oxley. Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 addressed public company corporate governance, auditing, accounting, executive compensation, and enhanced and timely disclosure of corporate information.

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
  independence requirements for Board audit committee members and the Company's auditors;
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

Item 2. Properties

The Company owns its main office space in Longview, Washington, occupying approximately 27,500 square feet. The Company owns branches in Kelso and Kalama, Washington, and leases facilities for banking branches in Castle Rock, and Bellevue, Washington. Four of these banking offices have automated teller machines and three provide drive-up services. Space is also leased in Vancouver, Washington for a Bay Bank loan production office and a Bay Mortgage office. In Portland, Oregon the Company leases downtown office space for a Bay Bank office and operates a limited service branch in a retirement center in Wilsonville, Oregon. Until their closure in the fourth quarter of 2003, the Company operated mortgage branches and secondary market loan sales operations in Bellevue and Seattle, Washington. During 2002 and January of 2003, the Company closed 11 of its retirement center branches located in the greater Portland area, and its Silverdale, Washington mortgage office. Business Finance Corporation leased its facilities in Bellevue, Washington, until it was sold in the first quarter of 2002. The following are all of the Company's locations at December 31, 2004.

Cowlitz Bancorporation Cowlitz Bank Main Office Bay Mortgage - Longview 927 Commerce Avenue Longview, WA 98632 (360) 423-9800	Cowlitz Bank - Kalama 195 N. 1st Street Kalama, WA 98625 (360) 673-2226	Bay Bank - Portland 1001 SW 5th Ave., Suite 250 Portland, OR 97204 (503) 222-9164
Cowlitz Bank - Kelso 1000 South 13th Kelso, WA 98626 (360) 423-7800	Bay Bank - Bellevue 10500 NE 8th St., Suite 1750 Bellevue, WA 98004 (425) 452-1543	Bay Bank Retirement Center Branch Springridge at Charbonneau 32200 SW French Prarie Rd Wilsonville, OR 97070 (503) 694-6950
Cowlitz Bank - Castle Rock 202 Cowlitz St. W. Castle Rock, WA 98611 (360) 274-6685	Bay Mortgage - Vancouver Bay Bank - Vancouver 201 NE Park Plaza Dr., Suite 296 Vancouver, WA 98684 (360) 944-9431

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

During 2004, the Company accrued a liability for $120,000 to establish a reserve for a claim against the Company. The judgment relates to a breach of contract suit filed against the Company's former subsidiary, Business Finance Corporation, and related attorney fees incurred by the plaintiff. The Company intends to appeal the ruling, but a reserve of $120,000 has been established for the maximum costs that Management expects to incur.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were presented for a vote of the Company's shareholders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Cowlitz Bancorporation stock trades on the Nasdaq National Market under the symbol "CWLZ".

		2 0 0 4				2 0 0 3

	Market Price		Cash	Dividend	Market P rice		Cash	Dividend

	High	Low	Declared		High	Low	Declared

1st Quarter	$1 1 .4 2	$1 0 .4 2		$-	$7 .5 9	$6 .1 0		$-
2nd Quarter	$1 0 .8 0	$9 .2 6		$-	$8 .1 5	$6 .8 7		$-
3rd Quarter	$1 0 .9 9	$9 .5 0		$-	$8 .9 0	$7 .8 1		$-
4th Quarter	$1 1 .1 4	$1 0 .4 3		$-	$1 1 .9 4	$8 .6 0		$-

During 2004 and 2003, the Company neither declared nor paid any dividends to its stockholders. As of February 28, 2005 there were 4,174,552 shares of common stock outstanding and 239 shareholders of record, which excludes shares held in street name.

	(a)	(b )	(c)
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights

Plan Category

Equity compensation plans approved by shareholders

	469,120	$9.00	202,000

Equity compensation plans not approved by shareholders (1)

	328,466	$10.67	-

Total	797,586	$9.69	202,000

(1) 231,466 shares with a weighted average exercise price o f $11.68 were issued as part of the  acquisition of Northern Bank of Commerce, to their directors , and President/CEO.  The balance have been issued as a hiring incentive to senior management level employees .

Subsequent to December 31, 2004, the Company granted 77,500 options under equity compensation plans approved by shareholders to employees and directors at an exercise price of $10.91.

Item 6.	Selected Financial Data

(in thousands)			As of and For the Year Ended December 3 1 ,

		2 0 0 4	2 0 0 3	2 0 0 2	2 0 0 1	2 0 0 0

Interest Income		$1 5 ,2 4 3	$1 6 ,2 8 2	$2 2 ,0 3 9	$2 6 ,1 0 4	$2 1 ,3 2 0
Interest expense		3 ,0 4 8	4 ,9 6 2	8 ,6 1 1	1 3 ,3 8 2	9 ,9 4 0

Net interest income		1 2 ,1 9 5	1 1 ,3 2 0	1 3 ,4 2 8	1 2 ,7 2 2	1 1 ,3 8 0
Provision for loan losses		2 1 0	2 3 7	2 ,7 8 3	3 ,4 9 2	1 ,0 1 2

Net interest income after provision for loan losses
		1 1 ,9 8 5	1 1 ,0 8 3	1 0 ,6 4 5	9 ,2 3 0	1 0 ,3 6 8
Non-interest income		2 ,7 8 7	9 ,4 0 6	1 1 ,8 9 3	9 ,5 9 1	5 ,2 1 9
Non-interest expense		1 2 ,2 4 2	2 0 ,4 1 0	2 0 ,1 9 7	1 7 ,5 4 4	1 4 ,7 3 7

Income from continuing operations before income tax (benefit) provision
		2 ,5 3 0	7 9	2 ,3 4 1	1 ,2 7 7	8 5 0
Income tax (benefit ) provision		5 9 0	(3 8 )	3 3 9	6 6 9	4 9 4

Income from continuing operations		1 ,9 4 0	1 1 7	2 ,0 0 2	6 0 8	3 5 6
Income (loss) from discontinued operations, net of tax
		-	-	2 8 5	(2 ,0 5 8 )	5 1 3

Income (loss) before cumulative effect of a change in accounting principle
		1 ,9 4 0	1 1 7	2 ,2 8 7	(1 ,4 5 0 )	8 6 9
Cumulative effect of a change in accounting principle, net of tax
		-	-	(7 9 1 )	-	-

Net income (loss)		$1 ,9 4 0	$1 1 7	$1 ,4 9 6	$(1 ,4 5 0 )	$8 6 9

Cash dividends paid		$-	$-	$-	$2 0 0	$2 8 1
Ratio of dividends to net income		N /A	N /A	N /A	N /A	3 2 .3%
Earnings per diluted common share from :
Continuing operations		$0 .4 7	$0 .0 3	$0 .5 3	$0 .1 6	$0 .0 9
Discontinued operations		-	-	0 .0 7	(0 .5 5 )	0 .1 3
Change in accounting principles		-	-	(0 .2 1 )	-	-

Total earnings per common share		$0 .4 7	$0 .0 3	$0 .3 9	$(0 .3 9 )	$0 .2 2

Cash dividends paid per common share		$-	$-	$-	$0 .0 5	$0 .0 7
Weighted average diluted shares outstanding		4 ,0 9 4 ,1 0 9	4 ,0 0 4 ,5 0 2	3 ,8 5 1 ,1 9 6	3 ,7 3 1 ,3 1 9	3 ,9 0 0 ,7 6 5
Balance Sheet Data (at period end)
Loans, net of deferred fees		$1 8 9 ,3 4 6	$1 6 3 ,4 9 0	$1 9 4 ,5 0 6	$2 3 2 ,1 5 6	$2 2 8 ,9 9 4
Allowance for loan losses		$3 ,7 9 6	$3 ,9 6 8	$6 ,1 5 0	$5 ,7 1 0	$4 ,4 3 2
Net loans charged-off during period		$3 8 2	$2 ,4 1 9	$2 ,3 4 3	$2 ,2 1 4	$7 9 3
Total assets (1)		$2 7 3 ,2 8 6	$2 6 8 ,7 9 9	$3 4 5 ,1 6 4	$3 7 0 ,6 6 0	$2 9 6 ,8 9 8
Total deposits		$2 3 4 ,6 1 0	$2 2 6 ,4 8 0	$2 9 0 ,1 2 0	$3 1 5 ,4 9 0	$2 4 1 ,2 1 6
Total liabilities (1)		$2 3 7 ,5 8 8	$2 3 6 ,9 9 7	$3 1 3 ,9 0 1	$3 4 1 ,9 1 2	$2 6 6 ,4 8 9
Total shareholders' equity		$3 5 ,6 9 8	$3 1 ,8 0 2	$3 1 ,2 6 3	$2 8 ,7 4 8	$3 0 ,4 0 9
Balance Sheet Data (average for period)
Average loans, net		$1 7 6 ,4 4 9	$1 7 3 ,9 6 6	$2 1 9 ,2 3 1	$2 3 5 ,1 6 5	$1 9 7 ,0 8 1
Average interest-earning assets		$2 4 2 ,2 9 6	$2 7 1 ,7 7 1	$3 2 5 ,0 6 3	$3 2 4 ,2 8 9	$2 2 9 ,1 5 2
Average total assets		$2 6 5 ,4 1 1	$2 9 2 ,5 2 0	$3 4 6 ,3 4 5	$3 5 3 ,1 6 4	$2 5 4 ,8 2 9
Average shareholders' equity		$3 3 ,4 7 7	$3 2 ,6 6 0	$3 0 ,1 9 3	$3 0 ,7 0 1	$3 0 ,7 8 2
Total non-performing assets (1) (2)		$8 1 8	$3 ,2 2 5	$7 ,3 8 7	$7 ,4 8 8	$7 ,8 3 9
Selected Ratios
Return on average total assets		0 .7 3%	0 .0 4%	0 .4 3%	-0 .4 1%	0 .3 4%
Return on average shareholders' equity		5 .8 0%	0 .3 6%	4 .9 5%	-4 .7 2%	2 .8 2%
Net interest margin (fully tax equivalent)		5 .1 0%	4 .1 8%	4 .1 3%	3 .9 2%	4 .9 7%
Efficiency ratio (3)		8 1 .7 1%	9 8 .4 8%	7 9 .7 6%	7 8 .6 3%	8 8 .7 8%
Allowance for loan losses to: Ending total loans
		2 .0 0%	2 .4 3%	3 .1 6%	2 .4 6%	1 .9 4%
Non -performing assets		4 6 4 .0 6%	1 2 3 .0 4%	8 3 .2 5%	7 6 .2 6%	5 6 .5 4%
Non -performing assets to ending total assets		0 .3 0%	1 .2 0%	2 .1 4%	2 .0 2%	2 .6 4%
Net loans charged-o ff to average loans		0 .2 2%	1 .3 9%	1 .0 7%	0 .9 4%	0 .4 0%
Shareholders' equity to average assets		1 3 .4 5%	1 0 .8 7%	9 .0 3%	8 .1 4%	1 1 .9 3%
Tier 1 Capital ratio (4)		1 6 .0 0%	1 5 .1 2%	1 1 .2 9%	8 .8 4%	9 .7 4%
Total risk -based capital ratio (5)		1 7 .2 6%	1 6 .3 8%	1 2 .5 6%	1 0 .1 0%	1 0 .9 9%

(1) For the purposes of the presentation, immaterial result s from discontinued operations have been included in the total
(2) Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, and repossessed assets
(3) Non-interest expense divided by the sum of net interest income plus non-interest income
(4) Tier 1 capital divided by risk-weighted assets
(5) Total risk -based capital divided by risk -weighted assets

Item 7.

     MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of certain significant business trends and uncertainties as well as certain forward-looking statements and is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and accompanying notes included elsewhere in this report. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, see "Risk Factors" on page 5 and the risk factors discussed on page 2 immediately following the table of contents.

Results of Operations for the Year Ended December 31, 2004

For the twelve months ended December 31, 2004, Cowlitz Bancorporation (the "Company") recorded net income of $1.9 million or $0.47 per diluted share of common stock ("per share"). This compares to net income of $117,000 or $0.03 per share and $1.5 million or $0.39 per share for the corresponding periods ended December 31, 2003, and 2002, respectively. During 2004, non-interest income and expense both declined considerably when compared to 2003 and 2002. The primary factor in this decline was the realignment of the Company's Bay Mortgage division including the closure of the mortgage offices in Bellevue and Seattle, Washington during late 2003 and early 2004.

During the fourth quarter of 2003, in an effort to refocus resources on its core commercial banking business and reduce earnings reliance on the cyclical mortgage lending industry, Management and the Board of the Company's subsidiary, Cowlitz Bank (also the "Company" or the "Bank") decided to close its Bay Escrow operations and its Bay Mortgage offices and secondary market operations in Bellevue and Seattle, Washington. The result was a decline in total non-interest income during 2004 when compared to 2003 and 2002 with the elimination of escrow fees, gains recorded on loans sold and a reduction in mortgage brokerage fees with the overall lower volume of mortgage lending. The total decline in non-interest income in the mortgage segment from 2003 to 2004 was $6.8 million. The Bank has also realized a significant decline in non-interest expenses by eliminating the high overhead costs associated with the secondary marketing function. The decline in non-interest expenses associated with the mortgage segment from 2003 and 2004 was approximately $8.2 million. During the fourth quarter of 2003, the Company recorded non-interest expenses of approximately $1.8 million for goodwill impairment, staffing reductions, termination of building and equipment leases, and other charges related to the office closures. Because the Company continues with a mortgage operation in other locations, closing the Bellevue and Seattle offices is not considered a discontinued operation for financial reporting purposes.

Despite several increases to the Bank's prime interest rate during 2004 and an increase in total loans and other earning assets at December 31, 2004 compared to December 31, 2003, interest income was approximately $1.0 million lower during 2004. Interest income is lower because average earning assets, which were $271.8 million during 2003, declined to $242.3 million during 2004. The decline in interest income during 2004 was more than offset with a decline of nearly $2.0 million in interest expense under the same comparison. Both average balances of total interest-bearing liabilities and the average rates paid declined during 2004 compared to 2003.

Non-performing assets, which include non-accrual loans, loans past due 90 days or more, and foreclosed assets were significantly reduced during 2004 and 2003 through charge-offs, pay-downs, foreclosures, re-negotiations with borrowers, and sales of loans and foreclosed assets. At December 31, 2004, total non-performing assets were $818,000 a decline of $2.4 million or 75% from $3.2 million at December 31, 2003. Comparing 2003 to 2002, the decline was $4.2 million or 56.8% from $7.4 million at December 31, 2002. Non-performing assets had averaged over $7.5 million at December 31, 2002, 2001, and 2000. Because of this improvement to overall asset quality, and $190,000 of recoveries of previously charged-off loans received by the holding company, the provision for loan loss continued to be relatively low during 2004.

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

Another critical accounting policy of the Company is that related to the carrying value of goodwill. During the fourth quarter of 2003, the Company recorded an impairment charge to the carrying amount of its goodwill due to the Bay Escrow and Bay Mortgage office closures and cessation of the related secondary market operations. The Company still carries goodwill associated with the 2000 purchase of Northern Bank of Commerce ("NBOC"), now Bay Bank. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company will measure the carrying value at least annually. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. Also as required upon adoption of SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002.

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

	2004		2003		2002

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

	(dollars in thousands, except for share amounts)

Net income (loss)	$1,940	$1,727	$ 117	$(506)	$ 1,496	$1,180

Basic earnings (loss) per share:
Continuing operations	$0.49	$0.43	$ 0.03	$(0.13)	$0.53	$0.44
Discontinued operations	-	-	-	-	0.08	0.08
Cumulative effect of a change in accounting principle	-	-	-	-	(0.21)	(0.21)

	$0.49	$0.43	$ 0.03	$(0.13)	$0.40	$0.31

Diluted earnings (loss) per share:
Continuing operations	$0.47	$0.42	$ 0.03	$(0.13)	$0.53	$0.44
Discontinued operations	-	-	-	-	0.07	0.07
Cumulative effect of a change in accounting principle	-	-	-	-	(0.21)	(0.21)

	$0.47	$0.42	$ 0.03	$(0.13)	$0.39	$0.30

The fair value of options granted were $3.61, $4.01, and $2.53 during 2004, 2003, and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for December 31:

	2004		2003			2002

Dividend yield	0.00%		0.00%			0.00%
Expected life (years )	4.26		4.17 -		4.26	4.17
Expected volatility	35.81%	- 38.40%	48.31%	-	52.11%	52.02%
Risk-free rate	2.78%	- 2.98%	2.87%	-	2.98%	4.25%

In December 2004, the FASB issued Statement No. 123(R) "Share-Based Payment." This statement replaces existing requirements under SFAS No. 123 "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for interim periods beginning after June 15, 2005. At this time, the Company does not believe the future impact on earnings to be a great extent different than what has historically been reported as the pro forma effect to income in Note 1. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

Discontinued Operations

On February 15, 2002, the Company sold its asset-based lending subsidiary, Business Finance Corporation (BFC), to an independent third party. An after-tax gain of $279,000 was recorded on the sale, and, along with the results of operations of BFC, is recorded within the consolidated income statement as net income from discontinued operations. BFC's discontinued operations resulted in income net of tax of $285,000 or $0.07 per diluted share during 2002.

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

The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, the total dollar amount of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the resulting yields or costs, net interest income, and net interest spread. Non-accrual loans have been included in the table as loans carrying a zero yield. Loan fees are amortized to interest income over the life of the loan.

			As of and For the Year Ended December 31,
		2004			2003			2002
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/ Outstanding		Earned/	Yield/ Outstanding		Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

ASSETS:
Loans and loans held-for-sale (1) (2)	$ 177,047	$ 12,861	7.26%	$ 197,357	$ 14,586	7.39%	$ 247,966	$ 19,725	7.95%
Taxable securities	46,822	1,919	4.10%	35,298	1,089	3.09%	43,033	1,604	3.73%
Non-taxable securities (2)	9,427	509	5.40%	2,569	155	6.03%	380	20	5.26%
Federal funds sold	6,979	76	1.09%	5,464	57	1.04%	3,281	52	1.58%
Interest-earning balances due
from banks and FHLB stock	2,021	49	2.42%	31,083	448	1.44%	30,403	643	2.11%

Total interest-earning assets (2)	242,296	15,414	6.36%	271,771	16,335	6.01%	325,063	22,044	6.78%

Cash and due from banks	8,764			10,123			11,947
Premise and equipment	4,040			4,269			4,786
Allowance for loan loss	(3,990)			(5,683)			(5,762)
Bank-owned life insurance	8,402			3,399			-
Net intangibles	964			2,711			3,280
Other assets	4,935			5,930			6,636
Net assets of discontinued
operations	-			-			395

Total assets	$ 265,411			$ 292,520			$ 346,345

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Savings and interest-bearing
demand deposits	$ 85,970	$ 772	0.90%	$ 96,884	$ 1,141	1.18%	$ 99,627	$ 1,714	1.72%
Certificates of deposit	83,372	2,086	2.50%	99,701	3,117	3.13%	146,551	5,920	4.04%
Federal funds purchased	2,871	41	1.43%	2,261	16	0.71%	3,464	44	1.27%
FHLB and other borrowings	2,471	149	6.03%	10,633	688	6.47%	18,851	933	4.95%

Total interest-bearing liabilities	174,684	3,048	1.74%	209,479	4,962	2.37%	268,493	8,611	3.21%

Non-interest-bearing deposits	55,539			48,346			44,593
Other liabilities	1,711			2,035			3,029
Net liabilities of discontinued
operations	-			-			37

Total liabilities	231,934			259,860			316,152
SHAREHOLDERS' EQUITY:	33,477			32,660			30,193

Total liabilities and
shareholders' equity	$ 265,411			$ 292,520			$ 346,345

Net interest income (2)		$ 12,366			$ 11,373			$ 13,433

Net interest spread			4.62%			3.64%			3.57%

Yield on average interest-earning assets			6.36%			6.01%			6.78%
Interest expense to average
interest-earning assets			1.26%			1.83%			2.65%

Net interest income to average interest-
earning assets (net interest margin)			5.10%			4.18%			4.13%

(1)	Loans and loans held-for-sale include loans on which the accrual of interest has been discontinued.

(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax equivalent basis.

The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense, on a tax equivalent basis, and attributes such dollar amounts to changes in volume or changes in rates. Rate/volume variances have been allocated to volume changes:

Year Ended December 31 ,
		2 0 0 4 v s. 2 0 0 3		2 0 0 3 v s. 2 0 0 2
	Increase (Decrease) Due to		T o t al	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Interest-earning balances due
from banks	$(7 0 5 )	$3 0 6	$(3 9 9 )	$1 0	$ (2 0 5 )	$(1 9 5 )
Federal funds sold	1 6	3	1 9	2 3	(1 8 )	5
Investment security income:
Taxable securities	4 7 2	3 5 8	8 3 0	(2 3 9 )	(2 7 6 )	(5 1 5 )
Non-taxable securities	3 7 0	(1 6 )	3 5 4	1 3 5	-	1 3 5
Loans and loans-held-for-sale	(1 ,4 7 5 )	(2 5 0 )	(1 ,7 2 5 )	(3 ,7 4 0 )	(1 ,3 9 9 )	(5 ,1 3 9 )

Total interest income	(1 ,3 2 2 )	4 0 1	(9 2 1 )	(3 ,8 1 1 )	(1 ,8 9 8 )	(5 ,7 0 9 )

Interest Expense:
Savings and interest-bearing
demand deposits	(9 8 )	(2 7 1 )	(3 6 9 )	(3 2 )	(5 4 1 )	(5 7 3 )
Certificates o f deposit	(4 0 9 )	(6 2 2 )	(1 ,0 3 1 )	(1 ,4 6 5 )	(1 ,3 3 8 )	(2 ,8 0 3 )
Federal funds purchased	9	1 6	2 5	(9)	(1 9 )	(2 8 )
FLHB and other borrowings	(4 9 2 )	(4 7 )	(5 3 9 )	(5 3 2 )	2 8 7	(2 4 5 )

Total interest expense	(9 9 0 )	(9 2 4 )	(1 ,9 1 4 )	(2 ,0 3 8 )	(1 ,6 1 1 )	(3 ,6 4 9 )

Net Interest Spread	$(3 3 2 )	$1 ,3 2 5	$9 9 3	$(1 ,7 7 3 )	$ (2 8 7 )	$(2 ,0 6 0 )

Interest-Earnings Assets. Comparing 2004 to 2003, total average interest earning assets declined $29.5 million while the average yields earned increased 35 basis points (b.p. - 100 b.p. is equal to 1.0%) . Much of the decline in average interest-earnings assets is attributable to the mortgage realignment and the resulting decrease in loans held-for-sale (LHFS) volume from an average of $23.5 million during 2003 to an average of $605,000 during 2004. This $22.9 million decrease in LHFS was somewhat offset by an increase in other average loans of $2.5 million. Non-performing loans declined approximately $1.8 million from December 31, 2003 to December 31, 2004, such that the increase in performing loans was actually somewhat higher than the $2.5 million increase in average loans. During 2004, the average interest rate on loans and LHFS declined 13 b.p. despite a total increase of 1.25% in the Bank's prime rate during the last six months of 2004. The primary factor in the decline was a high volume of fixed interest rate loans that refinanced to lower rates during 2003. Another factor was the improving credit risk within the portfolio. The average rate on loans that were in the portfolio at December 31, 2003 but were not at December 31, 2004 was 6.91% . These loans were replaced during 2004 with credits that carried an average rate of 6.48%, which contributed to the lower average interest rate on loans during 2004. Factors that contributed to the higher overall average interest rate on earning assets include purchases of higher rate investment securities and a decline in the mix of lower rate interest-earning balances due from banks.

Interest-Bearing Liabilities. With the exception of federal funds purchased, the rates paid for each category of interest-bearing liabilities was significantly lower during 2004 than during 2003. Despite increases in the national federal funds and other interest rates during 2004, management was able to keep deposit rates relatively low. Certificates of deposit have continued to mature and renew at lower interest rates, as overall rates were decreasing or stable during 2003 and 2002. This trend is not likely to continue, however, as rates increased during 2004 and are expected to continue to rise during 2005. Management expects increases in the Bank's deposit rates as this upward pressure continues.

Although both the interest rate spread and tax equivalent net interest margin were relatively strong in 2004 compared to 2003 and 2002, as discussed above, management expects increased deposit pricing to narrow both the spread and margin.

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

The Company's provision for loan losses was $210,000 for the year ended December 31, 2004. For the years ending December 31, 2003 and 2002 the provision was $237,000 and $2.8 million, respectively. At December 31, 2004, the allowance for loan losses was 2.00% of total loans compared to 2.43% and 3.16% at December 31, 2003 and 2002, respectively.

Because of the continued improvement in asset quality, measured in part by the decline in non-performing loans, the Bank was able to keep the 2004 provision relatively low. As the quality of the loan portfolio improves, the necessary allowance for loan losses decreases resulting in a lower loan loss provision. The provision for 2004 was also reduced by recoveries of loans previously charged-off by the Company's former subsidiary, Business Finance Corporation. These recoveries would normally be credited to the allowance for loan losses of the entity that recorded the original charge-off, but because BFC was no longer a part of the Company, there was no allowance in which to record the recovery. Instead, these recoveries were recorded at the holding company as a reduction of the overall loan loss provision. The recoveries were $190,000 during 2004, which offset a provision of $400,000 recorded by the Bank. If loan volumes continue to increase, or if the overall quality of the portfolio were to decline, provisions for loan losses would be expected to increase in future periods.

Several factors contributed to a lower provision expense during 2003 compared to 2002 and 2001. The primary factor was a reduction in overall loan volumes during the periods. Total loans declined to $163.5 million at December 31, 2003 from $194.5 million at December 31, 2002. As loan volumes are reduced, the allowance for losses associated with those loans remains, and smaller provisions are necessary to maintain an adequate reserve. In addition, the level of non-performing loans declined significantly at December 31, 2003 when compared to the levels at the same time in 2002 and 2001. Finally, the provision for 2003 was reduced by recoveries of loans previously charged-off at the Company's former subsidiary, Business Finance Corporation. While the recoveries recorded by the holding company were $238,000 during 2003, the Bank recorded a provision for loan losses of $475,000 for the year ended December 31, 2003.

Non-interest income

Non-interest income consists of the following components:
	For the Year Ended December 31,
	2004	2003	2002

Service charges on deposit accounts	$693	$858	$752
Gains on loans sold	130	4,404	5,655
Mortgage brokerage fees	417	1,992	3,221
Escrow fees	-	961	1,140
Credit card income	593	633	547
Fiduciary income	439	320	275
Increase in cash surrender value of bank-owned life insurance	416	170	-
Gain (loss) on sale of available-for-sale securities	8	(9)	183
Loss on sale of repossessed assets	(51)	(13)	(113)
ATM income	55	51	90
Safe deposit box fees	27	28	28
Other miscellaneous fees and income	60	11	115

Total non-interest income	$2,787	$9,406	$11,893

Total non-interest income was $2.8 million for the year ended December 31, 2004 compared to $9.4 million and $11.9 million for the year ended December 31, 2003 and 2002, respectively. In 2003 and 2002, the majority of non-interest income was generated from income on residential mortgage loans originated by Bay Mortgage. During 2003, the Bank decided to cease its secondary market and escrow operations and close its Bellevue and Seattle mortgage offices in order to focus more Company resources on commercial lending activities. This shift resulted in the majority of the reduction in total non-interest income during 2004 specifically in gains on loans sold, mortgage brokerage fees, and escrow fees.

Service charges on deposit accounts were lower during 2004 than during 2003 and 2002 primarily due to a decline in overdraft account balances and a resulting decrease in overdraft fees. The average level of overdraft accounts declined to $215,000 during 2004 compared to $348,000 during 2003 and $324,000 during 2002.

Fiduciary income during 2004 has increased 37% or $119,000 when compared to 2003. The trust department has increased from 3 employees during much of 2003 to 5 employees at the end of 2004. Because of this increase in staffing, more trust accounts and underlying trust assets can be maintained. As a result, both hourly fees charged by trust employees to maintain trust accounts and the Bank's portion of investment income earned on assets held in trust have increased.

During 2003, the Bank made an $8.0 million investment in bank owned life insurance (BOLI). BOLI policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Non-interest income is generated tax-free from the increase in the policies' underlying investments made by the insurance company and is reported as an increase in cash surrender value of bank-owned life insurance in the above table.

Non-interest Expense

Non-interest expense consists of the following components:

	For the Year Ended December 31,
	2004	2003	2002

Salaries and employee benefits	$6,363	$9,478	$10,722
Net occupancy and equipment	1,500	2,564	2,260
Professional fees	673	1,527	1,491
Good will impairment	-	1,472	-
Business taxes	226	12	606
FDIC insurance	223	505	557
Credit card expense	589	616	527
Data processing and communications	281	454	512
Loan expense	67	746	503
Postage and freight	248	426	484
Travel and education	189	288	401
Stationery and supplies	136	233	337
Temporary help	114	377	106
Amortization of intangible assets	236	265	265
Net cost of operation of other real estate owned	73	196	260
Insurance Premiums	205	191	124
Placement Fees and other employee hiring expenses	186	85	151
Other miscellaneous expenses	933	975	891

Total non-interest expense	$12,242	$20,410	$20,197

During 2004, total non-interest expense has decreased significantly when compared with 2003 and 2002. During 2003, the Bank decided to cease its secondary market and escrow operations and close its Bellevue and Seattle mortgage offices in order to focus more Company resources on commercial lending activities. This shift resulted in the majority of the reduction in total non-expense during 2004, as the costs associated with the high overhead secondary market function were no longer incurred. Non-interest expenses of approximately $1.8 million were recorded during 2003 in connection with the Bank's decision to close its Bay Mortgage offices in Bellevue and Seattle and cease its secondary market function. These expenses include the write-off of the carrying value of goodwill associated with the acquisition of Bay Mortgage and Bay Escrow in 1999, charges to terminate building and equipment leases, costs of staff reductions, and other related expenses.

A measure of the Company's ability to contain non-interest expenses is the efficiency ratio. This ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. The Company's efficiency ratio was 81.7%, 98.5%, and 79.8% for the years ended December 31, 2004, 2003, and 2002, respectively. The 2003 ratio would have been approximately 89.8% excluding the $1.8 million in expenses related to the Bay Mortgage office closure discussed above.

Salaries, benefits, and commissions expense declined significantly during 2004 compared to 2003 and 2002 primarily due to a reduction in total employees. At December 31, 2004, the Company had 109 full-time equivalent employees compared to 131 and 200 at December 31, 2003 and 2002, respectively. The majority of the decline from 2002 is due to the closure of the Bay Mortgage and Escrow offices during the fourth quarter of 2003 and the first quarter of 2004. A decline in mortgage lending activity during 2003 reduced fee income and the resulting commissions paid to mortgage loan originators. Mortgage commission expense was approximately $1.2 million lower during 2003 compared to 2002, accounting for the majority of the decline in salary and employee benefits expense. Employee turnover also contributed to higher salary costs during 2002 as severance and hiring bonuses were paid, in addition to salaries for specific positions overlapped during training periods. Also included in salary expenses are ordinary wage increases for existing employees, which generally range from three to six percent each year.

Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The net occupancy expense reduction is also related to the Bay Mortgage office closure, which reduced occupancy expenses by over $800,000. The lease for the Bay Bank Bellevue office terminated during 2004 and was negotiated at a lower cost, contributing approximately $60,000 in annual cost reductions.

Professional fees include exam and audit expenses, consulting costs, legal fees, and other professional fees. These expenses were approximately $1.5 million during 2003 and 2002. These expenses included legal fees relating to the repossession of assets on defaulted loans; the retention of an outside firm to conduct internal audits and regulatory compliance reviews; placement fees upon hire of members of executive management; legal and consulting fees relating to various strategic alternatives; and legal and consulting fees regarding management employee turnover.

Business tax expense was low during 2004 because of the reduced level of income, which is the basis for the majority of these taxes. The expense was only $12,000 for the year ended December 31, 2003 because an audit of prior year state business and occupation tax expense revealed allowable deductions that had not been taken on prior returns. The effect of these deductions was a refund of $351,000 offsetting the 2003 expense.

The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no charge for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first six months of 2004, and during 2003 and 2002, the Bank paid an assessment rate of $.17 per $100 of domestic deposits. The Bank was not required to pay an assessment rate during the last six months of 2004, resulting in the lower expense during that period. In addition, under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0144 per $100 of deposits per year. With the elimination of the assessment rate, the Company expects the total FDIC insurance expense to be reduced to approximately $35,000 per year based on current deposit volumes. Any increase in deposit insurance or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Costs related to the operation and disposition of other real estate owned has declined as the number and value of properties has decreased. These costs, net of related rental and other income, were $73,000 in 2004, $196,000 in 2003, and $260,000 in 2002.

All other operating expenses including loan expense, data processing and communications, postage and freight, travel and education, stationery and supplies, and temporary help were lower during 2004 compared to both 2003 and 2002 primarily because of the closure of the Bay Mortgage Bellevue and Seattle offices.

According to the provisions of SFAS No. 142, amortization expense should only be recognized on an unidentifiable intangible asset if that asset is deemed to be impaired. During the fourth quarter of 2003, an impairment test was performed on the goodwill associated with the 1999 acquisition of Bay Mortgage and Bay Escrow. Because the offices and employees associated with the purchase were no longer with the Company, the full carrying value of $1.5 million was considered impaired and was recognized as non-interest expense. The balance of goodwill, net of accumulated amortization, at December 31, 2003 and 2002 was $852,000 and $2.4 million, respectively. This balance represents the unamortized portion of the excess of acquisition costs over the fair value of net assets that arose in connection with the Company's 2000 acquisition of NBOC.

Income Taxes

The provision for income taxes was $590,000 during 2004 compared to a benefit of $38,000 during 2003 and a provision for income taxes from continuing operations of $339,000 during 2002. The provision for income taxes from discontinued operations was $135,000 for 2002. In addition, a benefit for income taxes of $417,000 was recorded in 2002 for the cumulative effect of a change in accounting principle related to the goodwill impairment charge. The effective tax rate during 2004 was 23.3%, lower than the Company's statutory tax rate due to approximately $878,000 in non-taxable loan, municipal bond, and bank-owned life insurance income.

Financial Condition

The following table summarizes the dollar and percentage change from year to year for selected balance sheet items:

	Summary Balance Sheet
		December 31,			Increase (Decrease)

	2004	2003	2002	12/31/03 - 12/31/04		12/31/02 - 12/31/03

		(dollars in thousands)		(dollars)	(percent)	(dollars)	(percent)
ASSETS
Cash and cash equivalents	$ 8,332	$ 24,627	$ 43,691	$ (16,295)	-66.2%	$ (19,064)	-43.6%
Investment Securities	60,005	55,044	33,633	4,961	9.0%	21,411	63.7%
Loans, net of deferred fees and allowance	185,550	159,522	188,356	26,028	16.3%	(28,834)	-15.3%
Loans held-for-sale	-	8,360	63,645	(8,360)	-100.0%	(55,285)	-86.9%
Cash surrender value of bank-owned
life insurance	8,585	8,170	-	415	5.1%	8,170	N/A
Other assets	10,814	13,076	15,839	(2,262)	-17.3%	(2,763)	-17.4%

Total assets	$ 273,286	$ 268,799	$ 345,164	$ 4,487	1.7%	$ (76,365)	-22.1%

LIABILITIES
Non-interest-bearing deposits	$ 51,982	$ 60,572	$ 46,539	$ (8,590)	-14.2%	$ 14,033	30.2%
Interest-bearing deposits	182,628	165,908	243,581	16,720	10.1%	(77,673)	-31.9%

Total deposits	234,610	226,480	290,120	8,130	3.6%	(63,640)	-21.9%
Fed funds and other borrowings	986	8,617	21,231	(7,631)	-88.6%	(12,614)	-59.4%
Other liabilities	1,992	1,900	2,550	92	4.8%	(650)	-25.5%

Total liabilities	237,588	236,997	313,901	591	0.2%	(76,904)	-24.5%

SHAREHOLDERS' EQUITY	35,698	31,802	31,263	3,896	12.3%	539	1.7%

Total liabilities and shareholders equity	$ 273,286	$ 268,799	$ 345,164	$ 4,487	1.7%	$ (76,365)	-22.1%

Investment Securities

At December 31, 2003, the Company's portfolio of investment securities totaled $60.0 million, an increase of $5.0 million from $55.0 million at December 31, 2003. The Company seeks additional opportunities to invest in securities, depending on cash, liquidity, and earnings considerations at the time. In order to maximize earning potential, management may also sell investment securities from time-to-time to realize built-in gains, or to re-invest the funds in an alternate investment opportunity.

The Company follows financial accounting principles that require the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if circumstances warrant. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability management policy and illustrates management's assessment of the relative liquidity of the Company. At December 31, 2004, all of the investment portfolio was classified as available-for-sale. During the first quarter of 2004, $8.0 million of held-to-maturity investments were reclassified as available-for-sale. The Company did not hold any trading securities during 2004 or 2003.

The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 2004, 2003, and 2002.

December 31 ,

	2 0 0 4		2 0 0 3		2 0 0 2

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

Available-for-sale
U.S. Government and agency securities	$-	$-	$1 2 ,6 1 2	$1 2 ,7 3 5	$1 2 ,7 4 8	$ 1 3 ,0 1 9
Mortgage-backed securities	4 6 ,5 9 0	4 6 ,7 4 9	3 4 ,0 4 6	3 4 ,2 6 5	2 0 ,0 1 1	2 0 ,2 5 7
Municipal bonds	1 3 ,0 9 2	1 3 ,2 5 6	-	-	-	-

Total	$5 9 ,6 8 2	$ 6 0 ,0 0 5	$4 6 ,6 5 8	$4 7 ,0 0 0	$3 2 ,7 5 9	$ 3 3 ,2 7 6

Held-to-maturity
Municipal bonds	$-	$-	$8 ,0 4 4	$8 ,1 7 0	$3 5 7	$ 3 6 2

At December 31, 2004, the Company's available-for-sale and held-to-maturity investments had total net unrealized gains of $323,000 compared to $468,000 at December 31, 2003. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed. Management has no current plans to sell any of these securities, but may choose to sell available-for-sale securities in the future depending on cash, liquidity, and earnings considerations.

The following table summarizes the fair value of the contractual or estimated maturities and weighted average yields of both available-for-sale and held-to-maturity investment securities at December 31, 2004.

			One		After 5
	One year		through		through		After
(dollars in thousands)	or less	Yield	5 years	Yield	10 years	Yield	10 years	Yield	Total	Yield

Mortgage-backed securities	$ 995	4.68%	$ 43,329	4.69%	$-	-	$ 2,425	5.16%	$ 46,749	4.71%
Municipal bonds	102	4.13%	70	3.20%	3,312	3.72%	9,772	4.27%	13,256	4.13%

Total	$ 1,097	4.63%	$ 43,399	4.68%	$ 3,312	3.72%	$ 12,197	4.45%	$ 60,005	4.58%

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Federal Home Loan Bank Stock

In 1991, the Company became a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, in addition to dividend earnings. Investment in FHLB stock was $1.0 million at December 31, 2004 compared to $2.0 million at December 31, 2003. The decline in the balance in 2004 is due to decreased FHLB borrowings.

Loans

The following table presents the composition of the Company's loan portfolio, excluding amounts included in discontinued operations, at the dates indicated.

	December 31,

	2004		2003		2002		2001		2000

(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$ 55,381	29.2%	$ 38,793	23.6%	$ 42,200	21.6%	$ 47,096	20.2%	$ 42,093	18.3%
Real estate construction	25,258	13.3%	18,305	11.2%	37,229	19.1%	26,520	11.4%	10,744	4.7%
Real estate commercial	79,128	41.7%	77,412	47.2%	82,763	42.4%	111,437	47.9%	130,272	56.7%
Real estate mortgage	27,248	14.4%	25,530	15.6%	28,370	14.5%	36,190	15.5%	34,402	15.0%
Consumer and other	2,784	1.5%	4,103	2.5%	4,626	2.4%	11,650	5.0%	12,247	5.3%

	189,799	100.0%	164,143	100.0%	195,188	100.0%	232,893	100.0%	229,758	100.0%

Deferred loan fees	(453)		(653)		(682)		(737)		(764)

Total loans	189,346		163,490		194,506		232,156		228,994
Allowance for loan losses	(3,796)		(3,968)		(6,150)		(5,710)		(4,432)

Total loan, net	$ 185,550		$ 159,522		$ 188,356		$ 226,446		$ 224,562

Total net loans have increased $26.0 million from December 31, 2003 to December 31, 2004. During 2004 the Bank hired several new loan officers in an effort to establish new commercial lending relationships. As resources have shifted from the secondary mortgage market function to commercial banking, loans have increased. During 2003 and 2002, the Company experienced a substantial reduction of its loan portfolio. The Company's lending strategy is to build a loan portfolio that services the needs of our customers and communities, maximizes earnings, and mitigates credit risk. With the local, regional and national economic weakness during those years, the Company implemented this strategy by selectively reducing the volume in our loan portfolio. Management and loan personnel carefully assess a potential borrower's creditworthiness. These factors, combined with a relatively low rate environment during those years, encouraged some customers to establish alternative credit relationships.

At December 31, 2004, the Bank had total commitments to fund loans, including credit available under commercial and home equity lines, letters of credit, and credit cards of $53.6 million at December 31, 2004 compared to $42.4 million at December 31, 2003.

The following table shows the contractual maturities of the Company's loans, net of deferred fees, at the dates indicated:

			December 31, 2004

		Due after one
	Due in one	year through	Due after	Total
(dollars in thousands )	year or less	5 years	5 years	Loans

Commercial	$25,597	$18,966	$10,837	$55,400
Real estate construction	18,316	6,696	91	25,103
Real estate commercial	16,418	44,404	18,033	78,855
Real estate mortgage	2,387	10,886	13,922	27,195
Consumer and other	429	2,093	271	2,793

Total loans net of deferred fees	$63,147	$83,045	$43,154	$189,346

Loan s with fixed interest rates	$18,233	$60,982	$24,110	$103,325
Loan s with variable interest rates	44,914	22,063	19,044	86,021

Total loans net of deferred fees	$63,147	$83,045	$43,154	$189,346

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan risk-rating categories. At a loan's inception, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss. All loans rated 7-10 are collectively the Company's "Watch List". The specific grades from 7-10 are "watch list" (risk-rating 7), "special mention" (risk-rating 7.5), "substandard" (risk-rating 8), "doubtful" (risk-rating 9), and "loss" (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improve the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with four components, specific reserves, general reserves, special reserves, and an unallocated reserve.

Specific Reserves: Loans on the Company's Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, specific reserves may be allocated in addition to the general reserve percentage for that particular risk-rating, as outlined in Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan."

General Reserves: All loans are risk-rated 1 to 10. Those that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

  the volume and severity of non-performing loans and adversely classified credits;
  the level of net charge-offs experienced on previously classified loans;
  the nature and value of collateral securing the loans; and
  the relationship and trend over the past several years of recoveries in relation to charge-offs.

Special Reserves: From time to time, special reserves will be established to facilitate a change in the Bank's strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

  Effectiveness of credit administration;
  Adequacy of loan review;
  Loan operations;
  The trend in loan growth and the percentage of change;
  Concentrations both geographic and industry;
  Competitive issues that impacts loan underwriting/structure;
  Economic conditions; and
  Any special marketing or introduction of various loan products.

Unallocated Reserves: Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

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

The following table shows the components of the allowance for loan losses at the dates indicated:

	December 31, 2004		December 31, 2003

(dollars in thousands)	Amount	Percent	Amount	Percent

General	$1,778	46.84%	$2,362	59.53%
Specific	-	0.00%	456	11.49%
Special	1,382	36.41%	709	17.87%
Unallocated	636	16.75%	441	11.11%

	$3,796	100.00%	$3,968	100.00%

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $3.8 million and $4.0 million at December 31, 2004 and 2003, respectively. Because the quality of loan portfolio has strengthened significantly, management believes the allowance is adequate to absorb potential losses in the current loan portfolio. The allowance, as a percentage of year-end total loans, decreased to 2.00% at year-end 2004 from 2.43% at year-end 2003.

Based on Management's assessment of the watch list loans, there are currently no loans in the portfolio that require a specific reserve. The special reserves have increased from December 31, 2003 to December 31, 2004 based upon a more in-depth analysis of potential risk factors related to the current interest rate environment in the local economy. Management believes the local economic recovery, excluding new housing construction segments, is lagging behind the national trend. Coupled with the anticipation of an increasing interest rate environment, additional special reserves have been allocated against potential cash flow strains upon the Company's borrowers.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount of losses actually realized can vary significantly from the estimated amounts.

The following table shows the Company's loan loss performance for the periods indicated:

(balances exclude amounts from discontinued operations)	For the Year Ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000

Loans outstanding at end of period, net of deferred fees (1)	$ 189,346	$ 163,490	$ 194,506	$ 232,156	$ 228,994
Average loans outstanding during the period (1)	$ 176,449	$ 173,966	$ 219,231	$ 235,165	$ 197,081
Allowance for loan losses, beginning of period	$ 3,968	$ 6,150	$ 5,710	$4,432	$ 2,225
Loans charged off:
Commercial	138	1,409	2,111	1,099	1,906
Real Estate	391	1,671	415	1,743	-
Consumer	58	83	7	53	36
Credit Cards	88	61	83	86	51

Total loans charged off	675	3,224	2,616	2,981	1,993

Recoveries:
Commercial	212	504	99	97	1,176
Real Estate	44	237	156	652	-
Consumer	28	56	1	15	9
Credit Cards	9	8	17	3	15

Total recoveries	293	805	273	767	1,200
Provision for loan losses	210	237	2,783	3,492	1,012
Adjustment incident to acquisition	-	-	-	-	1,988

Allowance for loan losses, end of period	$ 3,796	$ 3,968	$ 6,150	$5,710	$ 4,432

Net loans charged off during t he period	382	2,419	2,343	2,214	793
Ratio of net loans charged off to average loans outstanding	0.22%	1.39%	1.07%	0.94%	0.40%
Ratio of allowance for loan losses to loans at end of period	2.00%	2.43%	3.16%	2.46%	1.94%

(1) Excludes loans held-for-sale

The provisions recorded during 2004 and 2003 were much lower than during prior periods partially due to recoveries received by the holding company related to loans previously charged-off at its finance subsidiary, Business Finance Corporation, which was sold during 2002. Normally, recoveries are credited to the allowance, but the holding company currently has no loans outstanding. Thus, an allowance for loan losses is not maintained. The recoveries were, therefore, recognized as an offset against the provision expense. In addition, less provision was required to maintain an adequate reserve due to declines in loan volumes and the strengthening of overall credit quality. Recoveries through the holding company were $190,000 and $238,000 during 2004 and 2003, respectively.

Loans charged to the allowance peaked during 2003and were attributable to a management strategy to expedite improvement in the quality of the Bank's loan portfolio. A part of this strategy included selling, at a discount, certain loans during 2003. These loan sales, which totaled $6.9 million, accounted for approximately $1.5 million of the loan losses charged to the allowance during 2003.

Management anticipates charge-offs in 2005 will not substantially exceed the 2004 level. However, this is management's estimate and no assurances can be made that actual charge-offs will not vary from the estimate.

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

At December 31, 2004 and 2003, the Company's recorded investment in certain loans that were considered to be impaired was $101,000 and $2.5 million, respectively. Of these impaired loans, there were no specific reserves at December 31, 2004 and $380,000 in specific reserves at December 31, 2003. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2004, and 2003, was approximately $1.2 million, and $6.8 million, respectively.

Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable. For the years ended December 31, 2004, 2003, and 2002, interest income recognized on impaired loans was $183,000, $683,000, and $402,000, respectively.

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

			December 31,

(dollars in thousands)	2004	2003	2002	2001	2000

Loans on non-accrual status	$ 84	$ 1,856	$5,097	$ 4,590	$ 4,449
Loans past due greater than 90 days but not on non-accrual status	1	17	982	1,178	1,170
Other real estate owned	733	1,352	1,304	1,498	1,247
Other repossessed assets	-	-	4	5	312

Non-performing assets from continuing operations	818	3,225	7,387	7,271	7,178
Non-performing assets from discontinued operations	-	-	-	217	661

Total non-performing assets	$ 818	$ 3,225	$7,387	$ 7,488	$ 7,839

Total assets from:
Continuing operations	$ 273,286	$ 268,799	$ 345,164	$ 367,868	$ 290,998
Discontinued operations	-	-	-	2,792	5,900

Total assets	$ 273,286	$ 268,799	$ 345,164	$ 370,660	$ 296,898

Percentage of non-performing assets to total assets from:
Continuing operations	0.30%	1.20%	2.14%	1.98%	2.47%
Discontinued operations	-	-	-	7.77%	11.20%

Total non-performing assets to total assets	0.30%	1.20%	2.14%	2.02%	2.64%

As previously discussed, the Company has made a concentrated effort during the past several years of identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. This effort is evidenced by the significant decline in non-performing assets during 2004 and 2003. Principal pay-downs, loan charge-offs, loan sales, repossession and sale of collateral, and renegotiations with borrowers were strategies implemented by management to accomplish the significant reduction in total non-performing assets.

At December 31, 2004, the Company was aware of approximately $1.8 million of potential problem loans that may become non-performing assets during the first quarter. A participation loan represents $1.0 million of the total. This loan is part of a USDA loan program and the remaining principal balance and up to 90 days interest is guaranteed by the government. While this loan may become non-performing, the Company does not anticipate incurring any principal charge-offs.

During 2004, over $1.1 million in properties were either sold or reduced in value based on current property appraisals, while only $454,000 in property value was repossessed and added to other real estate owned (OREO). All current OREO properties are being actively marketed through local real estate agencies.

Deposits

The following table sets forth the composition of the Company's deposit liabilities and associated weighted average rates on the dates indicated:

				December 31,
		2004			2003			2002

			Weighted			Weighted			Weighted
(dollars in thousands)	Ending	Average	Average	Ending	Average	Average	Ending	Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate	Balance	Balance	Rate

Non-interest-bearing demand deposits	$ 51,982	$ 55,539	-	$ 60,572	$ 48,346	-	$ 46,539	$ 44,593	-
Savings	15,741	15,793	0.75%	14,971	15,111	0.90%	14,273	13,648	1.26%
Interest-bearing demand deposits	16,162	15,397	0.31%	16,868	22,066	0.54%	35,632	26,293	0.78%
Money market accounts	45,806	54,780	1.10%	54,536	59,707	1.48%	59,056	59,686	2.24%
Certificates of deposit under $100,000	30,269	30,697	2.31%	36,574	57,450	2.88%	68,610	71,581	4.29%
Certificates of deposit over $100,000	74,650	52,675	2.61%	42,959	42,251	3.46%	66,010	74,970	3.80%

Total	$ 234,610	$ 224,881	1.27%	$ 226,480	$ 244,931	1.74%	$ 290,120	$ 290,771	2.63%

The Bank has increased the number of customers that utilize non-interest-bearing demand deposit accounts. Because of the nature of their businesses, these customers could have significant variances in their account balances. The changes in ending balances in the above table are the result of the account activity associated with these customers. Although the ending balance declined significantly between December 31, 2003 and December 31, 2004, the average balance actually increased. The decline from 2003 to 2004 is not due to an actual loss of accounts, but is related to a large swing that happened to increase the December 31, 2003 ending balance.

Interest-bearing deposits consist of interest-bearing demand, money market, savings and certificates of deposit accounts. By their nature, interest-bearing account balances tend to increase or decline as the Company reacts to changes in competitors' pricing and interest rate strategies. Management was successful during 2004 in keeping the volume relatively unchanged from December 31, 2003 while keeping the rates relatively low as national interest rates were increasing. Management expects to see moderate increases in deposit pricing during 2005 as upward rate pressure builds. The high level of mortgage lending activity during 2002 resulted in a corresponding increase in escrow funds, which were deposited at the Bank in interest-bearing demand accounts, until the escrow was finalized. The reduction in volume at December 31, 2003, is partially due to the Bank's decision to cease escrow activity. In addition, Commercial interest-bearing deposits are reliant on the lending relationship with the Bank and during 2002 and 2003, as loan volumes declined, the associated deposit accounts also were relocated outside of the Bank.

During the past several years, money market accounts were an attractive alternative for many investors seeking more stable vehicles for their investments formerly in the stock market. The decrease in both ending and average balance of money market accounts for 2004 compared to 2003 is partially the result of the recent recovery of the economy and the rise in the stock market. The money market product allows the consumer more stability than an investment in stock, and is more liquid with greater flexibility than the higher rate certificates of deposit. As the economy and interest rates have rebounded from lower levels, the Company, as expected, has seen a decline in money market deposits as consumers have re-entered the stock market, or invested in higher rate certificates of deposit.

The increase in certificates of deposit over $100,000 is the result of management's decision to utilize broker and municipal certificates of deposit to partially fund recent and expected loan growth. At December 31, 2004, broker certificates of deposit were $41.3 million or 17.6% of the Company's $234.6 million of total deposits, compared to $10.4 million or 4.6% of $226.5 million of total deposits at December 31, 2003.

The following table sets forth, by time remaining either to re-pricing or to maturity, all time certificates of deposit accounts outstanding at December 31, 2004:

	Time deposits of $100,000 or more			All other time deposits

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$2 4 ,2 7 2	3 2 .5 1%	$9 ,2 1 0	3 0 .4 2%
After three months through six months	1 ,7 5 9	2 .3 6%	5 ,8 5 3	1 9 .3 4%
After six months through one year	2 1 ,7 0 2	2 9 .0 7%	7 ,0 1 8	2 3 .1 9%
After one year through five years	1 9 ,9 3 7	2 6 .7 1%	8 ,1 8 8	2 7 .0 5%
After five years	6 ,9 8 0	9 .3 5%	-	0 .0 0%

Total	$7 4 ,6 5 0	1 0 0 .0 0%	$3 0 ,2 6 9	1 0 0 .0 0%

Percentage for total time deposits	7 1 .2%		2 8 .8%

Borrowings

Unsecured, overnight federal funds purchased were $475,000, $225,000, and $2.5 million at December 31, 2004, 2003, and 2002, respectively. The interest rate on these borrowings was 1.8125% as of December 31, 2004, 0.5620% at December 31, 2003, and 0.8125% at December 31, 2002.

Other borrowings, for the following periods, consisted of:
December 31 ,

(dollars in thousands)	2 0 0 4	2 0 0 3	2 0 0 2

Notes payable to FHLB; interest from 6.11% to 8.62%, 1.18% to 8.62%, and 1.43% to 8.62%, at December 31, 2004, 2003, and 2002, respectively ;
payable in monthly installments plus interest; due 2005 to 2009; secured by certain investment securities and mortgage loans totaling $591,000, $6.7 million, and $17.8 million, at December 31, 2004, 2003, and 2002,,
respectively	$4 7 3	$5 ,6 5 3	$ 1 5 ,8 3 3

Notes payable to a correspondent bank; interest at 8.00% at December 31,
2003.	-	2 ,6 9 6	2 ,8 2 6

Contract payable to a private party; interest at 9.0%; payable in monthly installments plus interest through October 2010
	3 8	4 3	4 7

Total FHLB and other borrowings	$5 1 1	$8 ,3 9 2	$ 1 8 ,7 0 6

The Company has a $2 million line of credit with a correspondent bank, with the interest rate set at Prime. There was no balance outstanding as of December 31, 2004. The line matures on June 30, 2005.

The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for each borrowing category.

December 31 ,

(dollars in thousands)	20 04	20 03	20 02

Federal funds purchased
Balance at the end of period	$4 75	$2 25	$2 ,5 25
Average balance o f borrowing during period	$2,8 7 1	$2,2 61	$3 ,4 64
Maximum amount of borrowing outstanding at any month end during period	$1 5,2 0 0	$3,6 75	$4 ,1 00
Weighted average interest rate for period	1 .4 3%	0 .7 1%	1 .27%

Notes payable to Federal Home Loan Bank
Balance at end of period	$4 73	$5,6 53	$15 ,8 33
Average balance of borrowing during period	$1,1 9 8	$7,8 23	$15 ,9 13
Maximum amount of borrowing outstanding at any month end during period	$5,6 3 8	$1 3,8 18	$15 ,9 98
Weighted average interest rate for period	4 .0 9%	5 .8 8%	4 .36%

Notes payable to correspondent bank
Balance at end o f period	$-	$2,6 96	$2 ,8 26
Average balance o f borrowing during period	$1,2 3 3	$2,7 65	$2 ,8 89
Maximum amount of borrowing outstanding at any month end during period	$2,6 8 5	$2,8 16	$2 ,9 34
Weighted average interest rate for period	7 .7 9%	8 .1 0%	8 .10%

Contract payable
Balance at end o f period	$3 8	$43	$47
Average balance of borrowing during period	$4 0	$45	$49
Maximum amount of borrowing outstanding at any month end during period	$4 7	$47	$51
Weighted average interest rate for period	9 .0 8%	9 .0 2%	9 .10%

The scheduled repayment of other borrowings subsequent to December 31, 2004, is as follows:

		Due after three	Due after one
	Due in three	months through	year through	Due after
(dollars in thousands)	months or less	one year	five years	5 years	Total

Federal funds purchased	$4 7 5	$-	$-	$-	$4 7 5
FHLB and other borrowings	4 2	1 0 2	3 6 1	6	5 1 1

Total borrowings	$5 1 7	$1 0 2	$3 6 1	$6	$9 8 6

The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 15% of the Bank's assets, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. Advances from the FHLB, as a percentage of total assets, were 0.2%, and 2.1% at December 31, 2004, and 2003, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company's contractual obligations include notes due to the FHLB, notes due to correspondent banks and other parties, operating lease obligations, and a supplemental retirement plan obligation. The estimated maturity and payments due under contractual obligations at December 31, 2004 is outlined in the following table.

	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after 5 years	Unspecified maturity	Total

(dollars in thousands)

Federal Home Loan Bank borrowings	$139	$226	$108	$-	$-	$ 473
Other borrowings	5	12	15	6	-	38
Operating lease obligations	521	817	512	734	-	2,584
Supplemental retirement plan	-	-	-	-	70	70

Total contractual obligations	$665	$1,055	$635	$740	$70	$ 3,165

The Company does not engage in any off-balance sheet financing activity and there were no off-balance sheet arrangements outstanding at December 31, 2004 and 2003.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. To be considered "well capitalized" as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At December 31, 2004 and 2003, both the Company and the Bank exceeded the minimum requirements to be considered "well capitalized" under banking regulations. The following table summarizes selected capital ratios for the Bank and the Company for the periods indicated.

	December 31, 2004		December 31, 2003
	Company	Bank	Company	Bank

Total risk-based capital to risk-weighted assets	17.26%	16.95%	16.38%	16.85%
Tier 1 Capital to risk-weighted assets	16.00%	15.69%	15.12%	15.59%
Tier 1 leverage ratio	12.64%	12.38%	11.39%	11.75%
Shareholders ' equity to average assets	13.45%	N/A	10.87%	N/A

Return on Equity and Assets

Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

December 31 ,

(dollars in thousands, except per share amounts)	2 0 0 4	2 0 0 3	2 0 0 2

Net income (loss) from :
Continuing operations	$1 ,9 4 0	$1 1 7	$2 ,0 0 2
Discontinued operations	-	-	2 8 5
Change in accounting	-	-	(7 9 1 )

Net income (loss)	$1 ,9 4 0	$1 1 7	$1 ,4 9 6

Average assets from:
Continuing operations	$2 6 5 ,4 1 1	$2 9 2 ,5 2 0	$3 4 5 ,9 5 0
Discontinued operations	-	-	3 9 5

Total average assets	$2 6 5 ,4 1 1	$2 9 2 ,5 2 0	$3 4 6 ,3 4 5

Return on average assets from:
Continuing operations	0 .7 3%	0 .0 4%	0 .5 8%
Discontinued operations	-	-	7 2 .1 5%

Total return on average assets	0 .7 3%	0 .0 4%	0 .4 3%

Net income (loss)	$1 ,9 4 0	$1 1 7	$1 ,4 9 6
Average equity	$3 3 ,4 7 7	$3 2 ,6 6 0	$3 0 ,1 9 3
Return on average equity	5 .8 0%	0 .3 6%	4 .9 5%

Cash dividends paid per share	$-	$-	$-
Diluted earnings per share	$0 .4 7	$0 .0 3	$0 .3 9
Dividend pay-out ratio	0 .0 0%	0 .0 0%	0 .0 0%

Average equity	$3 3 ,4 7 7	$3 2 ,6 6 0	$3 0 ,1 9 3
Average assets	$2 6 5 ,4 1 1	$2 9 2 ,5 2 0	$3 4 6 ,3 4 5
Average equity to assets ratio	1 2 .6 1%	1 1 .1 7%	8 .7 2%

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) "Share-Based Payment." This statement replaces existing requirements under SFAS No. 123 "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for interim periods beginning after June 15, 2005. At this time, the Company does not believe the future impact on earnings to be a great extent different than what has historically been reported as the pro forma effect to income in Note 1. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensuses reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Issue 03-1 provides guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

On September 30, 2004, FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSB EITF Issue 03-1-a. The Company does not anticipate adoption of this Staff Position will have a material effect on its financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor's estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Company does not anticipate adoption of this Statement of Position will have a material effect on its financial condition or results of operations.

In September 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities. Many of these financial instruments were previously classified as equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition was achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46 by issuing FIN 46R. As a public entity that is not a "Small Business Issuer," the Company was required to apply FIN 46R to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Management does not anticipate adoption of the Interpretation will have a material effect on the financial condition or results of operations of the Company.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Asset-Liability Management/Interest Rate Sensitivity

The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of re-pricing intervals between assets and liabilities. Interest-rate sensitivity management attempts to maximize earnings growth by minimizing the effects of changing rates, asset and liability mix, and prepayment trends. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 2004, the analysis indicated that the earnings risk was within the Company's policy guidelines.

The following table presents interest-rate sensitivity and maturity data at December 31, 2004. The interest rate gaps reported in the table arise when assets are funded with liabilities having different re-pricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

		Estimated Maturity or Repricing at December 31, 2004

	Due in three months or less	Due after three months through six months	Due after six months through one year	Due after one year through five years	Due after 5 years	Total

(dollars in thousands)

Interest-earning assets:
Interest-earning balances due from banks	3,148	-	-	-	-	3,148
Investments available-for-sale (1) (2)	297	1,006	1,193	42,000	15,509	60,005
Investments held-to-maturity (2)	-	-	-	-	-	-
Federal Home Loan Bank Stock (3)	1,047	-				1,047
Loans held-for-sale	-	-	-	-	-	-
Loans, including fees	92,086	4,009	7,564	60,890	24,797	189,346

Total interest-earning assets	96,578	5,015	8,757	102,890	40,306	253,546

Allowance for loan losses						(3,796)
Non-interest-bearing cash and due from banks						5,184
Bank-owned life insurance						8,585
Other assets						9,767

Total assets						273,286

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	77,709	-	-	-	-	77,709
Certificates of deposit	34,922	7,166	28,493	27,358	6,980	104,919
Borrowings	517	34	68	361	6	986

Total interest-bearing liabilities	113,148	7,200	28,561	27,719	6,986	183,614

Non-interest-bearing liabilities
Demand deposits						51,982
Other						1,992
Shareholders' equity						35,698

Total liabilities and shareholders' equity						273,286

Interest sensitivity gap	(16,570)	(2,185)	(19,804)	75,171	33,320	69,932

Cumulative interest sensitivity gap	(16,570)	(18,755)	(38,559)	36,612	69,932

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

The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate. Local conditions and the strategy of the Company determine the weights for loan and core deposits, while the other weights are set by national markets. In addition, a timing factor has been used as fixed rate instruments do not re-price immediately; renewals may have different terms than original maturities; and the timing of changes for each type of instrument varies (for example, core deposit re-pricing usually occurs sometime after a change in the federal funds rate, but variable rate loans re-price immediately with changes to the Company's prime interest rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

The following table shows the estimated impact on the Company of the interest rate shock on "Economic Value of Equity" which measures change in net interest income, and the "Changes in Total Economic Value" which measures change in the fair value of financial instruments, at December 31, 2004:

(dollars in thousand)	Change in Economic Value of Equity		Change in Total Economic Value

Rate shock	Amount	% Equity	Amount	% Equity

+2 .0%	$(3 ,4 0 6 )	-9 .7%	$8 ,2 9 9	2 3 .8%
+1 .0%	$(1 ,7 0 3 )	-4 .9%	$4 ,1 5 0	1 1 .9%
-0 .5%	$1 ,5 0 5	4 .3%	$(4 ,7 1 8 )	-1 3 .5%
-1 .0%	$3 ,0 0 9	8 .6%	$(9 ,4 3 6 )	-2 7 .0%

Loans and certificates of deposit represent the majority of interest rate exposure. Historically, savings and interest-bearing checking accounts have not re-priced in proportion to changes in overall market interest rates. Changes in net interest income can generally be attributed to the balance of loans and certificates of deposit maturing or re-pricing.

The change in fair values of financial assets is mainly a result of total loans representing 74.7% of total interest-earning assets at December 31, 2004. Of these loans $103.3 million or 54.6% have fixed interest rates, which decline in value during a period of rising interest rates.

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

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are customer deposits, loan payments, sales of investments, loans or other assets, borrowings, and the use of the federal funds market. As of December 31, 2004, approximately $1.6 million of the securities portfolio matures within one year.

The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 15% of the Bank's assets, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. As discussed in "Borrowings," the Company is required to provide physical delivery of collateral in the amount of 110% of funds borrowed. The Company's practice is to pledge all eligible loans and securities with the FHLB against a potential borrowing line. At December 31, 2004, the Company had a total borrowing capacity of $42.5 million, outstanding advances of $473,000 and a letter of credit requiring collateralization of $3.3 million.

During 2003, the Bank closed its Bay Mortgage and Bay Escrow offices in Bellevue and Seattle and ceased its secondary market function. The volatility of mortgage demand experienced in past years required the Company to remain relatively liquid in order to fund large volumes of mortgage loans. By shifting focus away from originating and selling mortgage loans, the Company expects strains on liquidity to be less evident. In the recent past, the primary utilization of the Company's excess liquidity was related to changes in the origination volume of loans held-for-sale.

On March 23, 2005, the Company entered into an agreement to issue $12.0 million of mandatorily redeemable junior subordinated debentures, or trust preferred securities, through a trust subsidiary formed by the holding company. The Company expects to receive net proceeds of $12.0 million after underwriting commissions and costs. The trust preferred securities are expected to have a 30 year maturity, and carry a floating rate of 1.75% above 3-month LIBOR, The Company expects the majority of the $12.0 million to qualify as Tier 1 Capital.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors Cowlitz Bancorporation and Subsidiaries

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Cowlitz Bancorporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, Oregon February 4, 2005

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands )

	December 31,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$8,332	$24,627
Investment securities:
Available-for-sale at fair value (cost of $59,682 and $46,658
at December 31, 2004 and 2003, respectively)	60,005	47,000
Held-to-maturity at amortized cost (fair value of $8,170 at
December 31, 2003)	-	8,044

Total investment securities	60,005	55,044

Federal Home Loan Bank stock, at cost	1,047	1,974

Loans held-for-sale	-	8,360

Loans, net of deferred loan fees	189,346	163,490
Allowance for loan losses	(3,796)	(3,968)

Total loans, net	185,550	159,522

Cash surrender value of bank-owned life insurance	8,585	8,170
Premises and equipment, net of accumulated depreciation of $4,703
and $4,350 at December 31, 2004 and 2003, respectively	4,017	4,171
Goodwill, net of impairment adjustments and accumulated
amortization of $1,987 at December 31, 2004 and 2003	852	852
Intangible assets, net of accumulated amortization of $1,970
and $1,734 at December 31, 2004 and 2003, respectively	-	236
Accrued interest receivable and other assets	4,898	5,843

TOTAL ASSETS	$273,286	$268,799

LIABILITIES
Deposits:
Non -interest-bearing demand	$51,982	$60,572
Savings and interest-bearing demand	77,709	86,375
Certificates of deposit	104,919	79,533

Total deposits	234,610	226,480

Federal funds purchased	475	225
Federal Home Loan Bank borrowings	473	5,653
Other borrowings	38	2,739
Accrued interest payable and other liabilities	1,992	1,900

TOTAL LIABILITIES	237,588	236,997

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at December 31, 2004 and 2003	-	-
Common stock, no par value; 25,000,000 shares authorized
with 4,173,552 and 3,898,652 shares issued and outstanding
at December 31, 2004 and 2003, respectively	19,511	17,957
Additional paid-in capital	2,022	1,609
Retained earnings	13,951	12,011
Accumulated other comprehensive income, net of taxes	214	225

TOTAL SHAREHOLDERS' EQUITY	35,698	31,802

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$273,286	$268,799

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)

	Years Ended December 31,

	2004	2003	2002

INTEREST INCOME
Interest and fees on loans	$ 12,819	$14,586	$19,725
Interest on taxable investment securities	1,919	1,089	1,604
Interest on non-taxable investment securities	380	102	15
Other interest and dividend income	125	505	695

Total interest income	15,243	16,282	22,039

INTEREST EXPENSE
Savings and interest-bearing demand deposits	772	1,141	1,714
Certificates of deposit	2,086	3,117	5,920
Federal funds purchased	41	16	44
Federal Home Loan Bank notes payable	4	460	694
Other borrowings	145	228	239

Total interest expense	3,048	4,962	8,611

Net interest income before provision for loan losses	12,195	11,320	13,428
PROVISION FOR LOAN LOSSES	210	237	2,783

Net interest income after provision for loan losses	11,985	11,083	10,645

NON-INTEREST INCOME
Service charges on deposit accounts	693	858	752
Gains on loans sold	130	4,404	5,655
Mortgage brokerage fees	417	1,992	3,221
Escrow fees	-	961	1,140
Credit card income	593	633	547
Fiduciary income	439	320	275
Increase in cash surrender value of bank-owned life insurance	416	170	-
Net gains (losses) on sales of investment securities available-for-sale	8	(9)	183
Net losses on sale of repossessed assets	(51)	(13)	(113)
Other income	142	90	233

Total non-interest income	2,787	9,406	11,893

NON-INTEREST EXPENSE
Salaries and employee benefits	6,363	9,478	10,722
Net occupancy and equipment expense	1,500	2,564	2,260
Professional fees	673	1,527	1,491
Goodwill impairment	-	1,472	-
Business taxes	226	12	606
FDIC insurance assessment	223	505	557
Credit card expense	589	616	527
Data processing and communications	281	454	512
Loan expense	67	746	503
Postage and freight	248	426	484
Travel and education	189	288	401
Stationery and supplies	136	233	337
Temporary help	114	377	106
Amortization of intangible assets	236	265	265
Expenses relating to other real estate owned	73	196	260
Insurance premiums	205	191	124
Placement fees and other employee hiring expenses	186	85	151
Other expenses	933	975	891

Total non-interest expense	12,242	20,410	20,197

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF INCOME - (continued)
(dollars in thousands, except share and per share amounts)

	Years Ended December 31,

	2004	2003	2002

Income from continuing operations before income tax
provision (benefit)	2,530	79	2,341
INCOME TAX PROVISION (BENEFIT)	590	(38)	339

Income from continuing operations	1,940	117	2,002

DISCONTINUED OPERATIONS:
Income from operations, net of tax	-	-	6
Gain on disposal, net of tax	-	-	279

Income from discontinued operations	-	-	285

Income before cumulative effect of a change in
accounting principle	1,940	117	2,287
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX	-	-	(791)

NET INCOME	$1,940	$117	$1,496

BASIC EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.49	$0.03	$0.53
Discontinued operations	-	-	0.08
Cumulative effect of a change in accounting principle	-	-	(0.21)

Net income per basic share of common stock	$0.49	$0.03	$0.40

DILUTED EARNINGS PER SHARE OF COMMON STOCK
Continuing operations	$0.47	$0.03	$0.53
Discontinued operations	-	-	0.07
Cumulative effect of a change in accounting principle	-	-	(0.21)

Net income per diluted share of common stock	$0.47	$0.03	$0.39

WEIGHTED-AVERAGE SHARE OUTSTANDING – BASIC	3,999,216	3,854,253	3,757,608

WEIGHTED-AVERAGE SHARE OUTSTANDING – DILUTED	4,094,109	4,004,502	3,851,196

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Equity
	Common Stock						Comprehensive Income
	Shares	Amount		Retained Earnings
BALANCE, December 31, 2001	3,692,560	$ 16,802	$ 1,538	$ 10,398	$10	$28,748
Comprehensive income:
Net income	-	-	-	1,496	-	1,496	$1,496
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $176	-	-	-	-	330	330	330

Comprehensive income							$1,826

Proceeds from the exercise of
stock options	87,600	479	-	-	-	479
Issuance of common stock in
connection with acquisition	38,112	210	-	-	-	210

BALANCE, December 31, 2002	3,818,272	17,491	1,538	11,894	340	31,263
Comprehensive income:
Net income	-	-	-	117	-	117	$117
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(115)	(115)	(115)

Comprehensive income							$2

Proceeds from the exercise of
stock options	80,380	466	-	-	-	466
Tax benefit from the exercise
of stock options	-	-	71	-	-	71

BALANCE, December 31, 2003	3,898,652	17,957	1,609	12,011	225	31,802
Comprehensive income:
Net income	-	-	-	1,940	-	1,940	$1,940
Net unrealized gain on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $134	-	-	-	-	261	261	261
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $140	-	-	-	-	(272)	(272)	(272)

Comprehensive income							$1,929

Proceeds from the exercise of
stock options and employee stock
purchases	274,900	1,554	-	-	-	1,554
Tax benefit from the exercise
of stock options	-	-	413	-	-	413

BALANCE, December 31, 2004	4,173,552	$ 19,511	$ 2,022	$ 13,951	$214	$35,698

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations, net of a change in accounting principle	$ 1,940	$ 117	$ 1,211
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred tax expense (benefit)	460	45	(835)
Tax benefit of stock options exercised	413	71	-
Depreciation and amortization	618	790	881
Impairment of goodwill	-	1,472	1,208
Provision for loan losses	210	237	2,783
Increase in cash surrender value of bank-owned life insurance	(416)	(170)	-
Federal Home Loan Bank stock dividends	(40)	(120)	(213)
Net (gains) losses on sales of investment securities available-for-sale	(8)	9	(183)
Net amortization of investment security premiums and accretion of discounts	262	187	477
Net losses on sales of foreclosed assets	51	13	113
Net (gains) losses on the sale of premises and equipment	(4)	70	(20)
Net gains on loans sold	(130)	(4,404)	(5,655)
Origination of loans held-for-sale	(3,019)	(362,866)	(500,109)
Proceeds from loan sales	10,663	422,555	479,455
(Increase) decrease in accrued interest receivable and other assets	287	580	340
Increase (decrease) in accrued interest payable and other liabilities	(321)	(721)	(1,623)

Net cash from continuing operations	10,966	57,865	(22,170)

Net income from discontinued operations	-	-	285
Adjustments to reconcile net income from discontinued operations to net cash from operating activities:
Deferred tax benefit	-	-	152
Gain on sale of discontinued operations	-	-	(423)
Increase in accrued interest receivable and other assets	-	-	(16)
Increase in accrued interest payable and other liabilities	-	-	120

Net cash from discontinued operations	-	-	118

Net cash from operating activities	10,966	57,865	(22,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held-to-maturity	-	-	1,125
Proceeds from maturities and sales of investment securities available-for-sale	24,132	21,610	41,305
Purchases of held-to-maturity investment securities	-	(7,692)	(259)
Purchases of available-for-sale investment securities	(29,365)	(35,701)	(44,192)
Proceeds from redemption of Federal Home Loan Bank stock	977	492	1,398
Purchases of Federal Home Loan Bank stock	(10)	-	-
Net (increase) decrease in loans	(25,928)	26,845	34,714
Proceeds from sale of foreclosed assets	1,104	1,695	714
Purchases of premises and equipment	(228)	(394)	(111)
Proceeds from the sale of premise and equipment	4	4	47
Purchases of bank-owned life insurance	-	(8,000)	-
Net proceeds from the sale of discontinued operations	-	-	3,345

Net cash from investment activities	(29,314)	(1,141)	38,086

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF CASH FLOWS - (continued)
(dollars in thousands)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in savings, noninterest-bearing and
interest-bearing demand deposits	$ (17,256)	$ (8,553)	$ 15,688
Net increase (decrease) in certificates of deposit	25,386	(55,087)	(41,058)
Net increase (decrease) in federal funds purchased	250	(2,300)	(225)
Proceeds from Federal Home Loan Bank borrowings	10,000	5,000	11,000
Repayment of Federal Home Loan Bank borrowings	(15,180)	(15,180)	(11,180)
Proceeds from other borrowings	1,360	-	-
Repayment of other borrowings	(4,061)	(134)	(123)
Proceeds from the exercise of stock options	1,554	466	479

Net cash from financing activities	2,053	(75,788)	(25,419)

Net decrease in cash and cash equivalents	(16,295)	(19,064)	(9,385)
CASH AND CASH EQUIVALENTS, beginning of year	24,627	43,691	53,076

CASH AND CASH EQUIVALENTS, end of year	$ 8,332	$ 24,627	$ 43,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 2,929	$5,162	$ 9,031

Cash paid for income taxes	$ 165	$570	$750

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES
Loans transferred to other real estate owned and repossessed assets	$ 537	$1,753	$633

Change in unrealized (losses) gains on available-for-sale investment
securities, net of tax	$ (11)	$(115)	$330

Issuance of common stock in connection with business acquisition	$ -	$-	$210

Transfer of held-to-maturity securities to available-for-sale	$ 8,044	$-	$-

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (also the Company or the Bank), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Oregon branches of Bay Bank were previously operated under the name Northern Bank of Commerce (NBOC) until that bank was acquired by the Company in June 2000. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington. During 2002 and much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and first quarter of 2004.

The Company offers or makes available a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, and trust services. The Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation (BFC), from 1998 until its sale in February 2002. The Company's goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's subsidiary, Business Finance Corporation, is included in the consolidated financial statements for 2002 as a discontinued segment. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and cash equivalents - For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, including certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of correspondent banks. The Bank has not experienced any losses in such accounts.

Investment securities - The Company is required to specifically identify its investment securities as "held-to-maturity," "available-for-sale," or "trading accounts." Accordingly, management has determined that all investment securities held at December 31, 2004 and 2003, are either "available-for-sale" or "held-to-maturity" and conform to the following accounting policies:

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders' equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Securities held-to-maturity - Bonds, notes and debentures for which the Company has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities, below their cost, that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

Investment in limited partnerships - The Company has ownership interests in two limited partnerships that own and operate affordable housing projects. Investment in these projects serve as an element of compliance with the Community Reinvestment Act, and the Company receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Company uses the equity method in accounting for its interest in the partnership's operating results; tax credits are recorded in the years they become available to reduce income taxes.

The Company also has an investment in a Small Business Investment Company Limited Partnership. The Partnership is operating as a licensee under Section 301C of the Small Business Investment Act of 1958. The Partnership invests in small businesses, as defined by the Small Business Administration. Investments by the Partnership also serve as an element of compliance with the Community Reinvestment Act.

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

Loans - Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unrealized loan fees. Interest income on simple interest loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate that collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest is anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent that payments are subsequently received and collection of the remaining recorded investment is probable. Non-accrual loans are returned to accrual status when the borrower brings current all past due principal and interest amounts and when future payments are expected in accordance with the contractual terms of the loan. Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are generally amortized into interest income over the loan term using a method which approximates the interest method. Other credit-related fees, such as standby letter of credit fees, loan placement fees, and annual credit card fees are recognized as non-interest income during the period the related service is performed.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Effective January 1, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Bank ceased amortization of goodwill and completed its first of ongoing assessments of goodwill impairment in March 2002. Goodwill impairment is deemed to exist if the net book value of a reporting unit, considered by the Bank to represent its operating segments, exceeds its estimated fair value. Based on the Company's initial assessment of impairment in 2002, goodwill associated with Bay Mortgage's operations was determined to be impaired. Accordingly, an impairment charge resulted in a $1.2 million write-down of goodwill and the recognition of an expense, recorded as the cumulative effect of a change in accounting principle of $791,000, net of $417,000 in related taxes. Continued analysis of this and other goodwill components indicated that no additional impairment existed at December 31, 2002. In 2003, with the Bank's realignment of its mortgage banking operations, management determined all remaining goodwill associated with the acquisition of Bay Mortgage to be fully impaired, which resulted in a charge to 2003 pre-tax earnings of $1.5 million. The on-going analysis of goodwill indicated that no additional impairment existed at December 31, 2004.

Identifiable intangible assets - Identifiable intangible assets are comprised of premiums paid to another financial institution for the acquisition of deposit relationships. As of December 31, 2004, there were no deposit premiums remaining to be amortized. As of December 31, 2003, deposit premiums, net of accumulated amortization, were $236,000. The deposits premiums had been amortized using an accelerated method over a ten-year period.

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

NOTE - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Advertising - Advertising and promotional costs are generally charged to expense during the year in which they are incurred. Advertising and promotional expenses were approximately $174,000, $171,000, and $180,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Income taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on enacted tax rates, which are expected to be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are reported in the Company's income tax returns. The deferred tax provision or benefit for the year is equal to the net change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share of common stock - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed by the treasury stock method.

Stock-based compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25 and; therefore, discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statements of income if the fair value method had been used.

Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting periods of the options, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2004		2003		2002

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

		(dollars in thousands, except for share amounts)
Net Income (loss)	$1,940	$ 1,727	$117	$ (506)	$1,496	$ 1,180

Basic earnings (loss) per share:
Continuing operations	$0.49	$0.43	$0.03	$ (0.13)	$0.53	$0.44
Discontinued operations	-	-	-	-	0.08	0.08
Cumulative effect of a change in accounting principle	-	-	-	-	(0.21)	(0.21)

	$0.49	$0.43	$0.03	$ (0.13)	$0.40	$0.31

Diluted earnings (loss) per share:
Continuing operations	$0.47	$0.42	$0.03	$ (0.13)	$0.53	$0.44
Discontinued operations	-	-	-	-	0.07	0.07
Cumulative effect of a change in accounting principle	-	-	-	-	(0.21)	(0.21)

	$0.47	$0.42	$0.03	$ (0.13)	$0.39	$0.30

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

The fair value options granted were $3.61, $4.01, and $2.53 during 2004, 2003, and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for December 31:

	2004	2003	2002

Dividend yield	0.00%	0.00%	0.00%
Expected life (years )	4.26	4.17 - 4.26	4.17
Expected volatility	35.81% - 38.40%	48.31% - 52.11%	52.02%
Risk-free rate	2.78% - 2.98%	2.87% - 2.98%	4.25%

Due to the discretionary nature of stock option grants, the compensation cost included in the 2004, 2003, and 2002 pro forma net income in accordance with SFAS No. 123 may not be representative of that expected in future years.

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

Federal Home Loan Bank stock - The carrying amount approximates fair value.

Loan receivables - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate money market accounts and savings accounts approximate their fair values at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Recently issued accounting standards - In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." This statement replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Compensation," and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for interim periods beginning after June 15, 2005. At this time, the Company does not believe the future impact on earnings to be a great extent different than what has historically been reported as the pro forma effect to income in Note 1. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensuses reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Issue 03-1 provides guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

On September 30, 2004, FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSB EITF Issue 03-1-a. The Company does not anticipate adoption of this Staff Position will have a material effect on its financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor's estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Company does not anticipate adoption of this Statement of Position will have a material effect on its financial condition or results of operations.

In September 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities. Many of these financial instruments were previously classified as equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition was achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Application of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46 by issuing FIN 46R. As a public entity that is not a "Small Business Issuer," the Company was required to apply FIN 46R to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Management does not anticipate adoption of the Interpretation will have a material effect on the financial condition or results of operations of the Company.

Comprehensive income - Comprehensive income includes net income reported on the statements of operations and changes in the fair value of available-for-sale investments reported as a component of shareholders' equity.

The components of comprehensive income for the years ended December 31 are as follows:
	2004	2003	2002

(dollars in thousands )
Unrealized (losses ) gains arising during the period, net of tax	$(6)	$(121)	$451
Less reclassification adjustment for net realized gains
(losses) on securities available-for-s ale included in
net income during the year, net of tax	5	(6)	121

Net unrealized (loss ) gain included in
other comprehensive income	$(11)	$(115)	$330

Prior year reclassifications - Certain 2003 and 2002 amounts have been reclassified to conform with the current year presentation.

NOTE 2 - SALE OF BUSINESS SEGMENT

In February 2002, the Company sold substantially all of the net assets of Business Finance Corporation (BFC) for a pre-tax gain of $423,000. The sale represents the disposal of a business segment and the gain from disposition has been recorded within discontinued operations for the year ended December 31, 2002. The following table summarizes the sale transaction:

(dollars in thousands)
Net finance receivables sold	$2,800
Allowance for finance receivable	(289)
Other assets sold	119

Total assets sold	$2,630

Loan payable to Company	$2,800
Other liabilities assumed	212
Cash paid by purchaser	41

Total liabilities as s u med	$3,053

Pre-tax gain on sale	$423

NOTE 3 - RESERVE REQUIRMENTS

The Bank is required to maintain reserves in cash or with the Federal Reserve Bank or an acceptable correspondent bank equal to a percentage of its reservable deposits. Required reserves were approximately $351,000 and $302,000 as of December 31, 2004 and 2003, respectively.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31 are shown below:

(dollars in thousands )
December 31, 2004:	Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$46,590	$267	$(108)	$46,749
Municipal bonds	13,092	190	(26)	13,256

	$59,682	$457	$(134)	$60,005

December 31, 2003:	Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government and agency securities	$12,612	$123	$-	$12,735
Mortgage-backed securities	34,046	267	(48)	34,265

	$46,658	$390	$(48)	$47,000

	Held-to-Maturity

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal bonds	$8,044	$148	$(22)	$8,170

The following table presents the gross unrealized losses and fair value of the Bank's investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(dollars in thousands)
Mortgage-backed securities	$ 14,319	$(96)	$1,831	$(12)	$ 16,150	$(108)
Municipal bonds	1,920	(26)	-	-	1,920	(26)

	$ 16,239	$(122)	$1,831	$(12)	$ 18,070	$(134)

The Company uses an outside third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security's fair value can move from a gain or loss position. The Company believes that the unrealized losses on 22 securities that were in a loss position as of December 31, 2004, are due to changes in market rates.

NOTE 4 - INVESTMENT SECURITIES - (continued)

Proceeds from the sales and maturities of investment securities available-for-sale in 2004, 2003, and 2002 were $24.1 million, $21.6 million, and $41.3 million, respectively. Net gains were realized on these sales and maturities of $8,000 and $183,000 in 2004 and 2002, respectively, and net losses were realized on these sales and maturities of $9,000 in 2003.

Maturity of investments - The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2004, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

	Available-for-Sale

	Amortized	Estimated
	Cost	Fair Value

(dollars in thousands)
Due within one year	$1,083	$1,097
Due after one year through five years	43,225	43,399
Due after five years through ten years	3,268	3,312
Due after ten years	12,106	12,197

	$59,682	$60,005

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities often mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

As of December 31, 2004 and 2003, investment securities in the amounts of $2.6 million and $10.6 million, respectively, were pledged as collateral to secure long-term FHLB borrowings and public deposits.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio as of December 31 consists of the following:
	2004	2003

(dollars in thousands)
Commercial loans	$55,381	$38,793
Real estate:
Construction	25,258	18,305
Residential 1 - 4 family	27,248	25,530
Commercial	79,128	77,412
Installment and other consumer	2,784	4,103

Total loans, gross	189,799	164,143

Deferred loan fees	(453)	(653)

Loans, net of deferred loan fees	189,346	163,490
Allowance for loan losses	(3,796)	(3,968)

Total loans, net	$185,550	$159,522

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES - (continued)

An analysis of the change in the allowance for loan losses for the years ended December 31 is as follows:

	2004	2003	2002

	Continuing	Continuing	Continuing	Discontinued
(dollars in thousands)	Operations	Operations	Operations	Operations

BALANCE, beginning of year	$3,968	$6,150	$5,710	$287
Provision for loan losses	210	237	2,783	-
Loans charged to allowance	(675)	(3,224)	(2,616)	2
Recoveries credited to the allowance	293	805	273	-
Adjustment incident to acquisition and sale	-	-	-	(289)

BALANCE, end of year	$3,796	$3,968	$6,150	$-

Loans on which the accrual of interest has been discontinued amounted to approximately $84,000, $1.9 million and $5.1 million at December 31, 2004, 2003, and 2002, respectively. Interest forgone on nonaccrual loans was approximately $78,000, $165,000, and $652,000 in 2004, 2003, and 2002, respectively.

At December 31, 2004 and 2003, the Company's recorded investment in certain loans that were considered to be impaired was $101,000 and $2.5 million, respectively. No specific reserve on these impaired loans was recognized at December 31, 2004. Specific reserves of $380,000 were recognized on these impaired loans at December 31, 2003. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003, was approximately $1.2 million, and $6.8 million, respectively.

Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2004, 2003, and 2002, interest income recognized on impaired loans totaled $183,000, $683,000, and $402,000, respectively.

As of December 31, 2004 and 2003, specific loans in the amounts of $2.0 million and $4.6 million, respectively, were pledged as collateral to secure long-term FHLB borrowings.

NOTE 6	- PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:
		2004	2003

(dollars in thousands)
Land		$614	$614
Buildings and improvements		4,309	4,305
Furniture and equipment		3,797	3,602

Total premises		8,720	8,521
Accumulated depreciation		(4,703)	(4,350)

Premises and equipment, net of accumulated depreciation		$4,017	$4,171

Depreciation expense was $382,000, $526,000, and $615,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 7 - CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $74.7 million and $43.0 million at December 31, 2004 and 2003, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $1.4 million, $1.5 million, and $2.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, the scheduled maturities for all time deposits are as follows:
(dollars in thousands)
Years ending December 31,	2005	$69,176
	2006	15,227
	2007	10,640
	2008	1,504
	2009	1,392
	2010	2,000
	2012	4,980

		$104,919

NOTE 8 - FEDERAL FUNDS PURCHASED

Unsecured overnight federal funds purchased were $475,000 and $225,000 at December 31, 2004 and 2003, respectively. The interest rate on these borrowings was 1.8125% as of December 31, 2004, and was 0.5620% at December 31, 2003.

NOTE 9 - FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Federal Home Loan Bank and other borrowings consist of the following at December 31:

(dollars in thousands)	2004	2003

Notes payable to FHLB; interest from 6.11% to 8.62% and 1.18% to 8.62% at
December 31, 2004 and 2003, respectively; payable in monthly installments including interest; due 2005 to 2009; secured by certain investment securities
and mortgage loans totaling $591,000 and $6.7 million at December 31, 2004 and 2003, respectively	$473	$5,653

Note payable to a correspondent bank; interest at 8.00% at December 31, 2003	-	2,696

Contract payable to a private party; interest at 9.0%; payable in monthly
installments including interest through October 2010	38	43

Total FHLB and other borrowings	$511	$8,392

The Company has a $2 million line of credit with a correspondent bank, with the interest rate set at Prime. There was no balance outstanding as of December 31, 2004. The line matures on June 30, 2005.

NOTE 9 - FEDERAL HOME LOAN BANK AND OTHER BORROWINGS - (continued)

The scheduled repayment of FHLB and other borrowings subsequent to December 31, 2004, is as follows:

(dollars in thousands)
Years ending December 31,	2005	$144
	2006	130
	2007	108
	2008	78
	2009	45
	Thereafter	6

		$511

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and limit outstanding borrowings to 15% of total assets. The FHLB has also issued standby letters of credit totaling $3.3 million and $2.6 million at December 31, 2004 and 2003, respectively, to support the Bank's public deposits and certain standby letters of credit issued by the Bank.

NOTE 10 - INCOME TAXES

Components of the income tax provision (benefit) for the years ended December 31, were as follows:

(dollars in thousands)	2004	2003	2002

Currently payable:
Continuing operations	$130	$(83)	$757
Discontinued operations	-	-	(5)

	130	(83)	752

Deferred benefit:
Continuing operations	460	45	(418)
Discontinued operations	-	-	152
Cumulative effect of a change in accounting principle	-	-	(417)

	460	45	(683)

Income tax provision (benefit)	$590	$(38)	$69

The income tax provision (benefit) varies from the federal statutory income tax rate of 34% due primarily to the effect of nontaxable income on investments, loans, and bank-owned life insurance along with nondeductible expenses for tax purposes such as the amortization of intangibles and life insurance premiums.

NOTE 10 - INCOME TAXES - (continued)

The composition of deferred tax assets and deferred tax liabilities at December 31 was as follows:

(dollars in thousands)	2004	2003

Deferred tax assets:
Allowance for loan losses	$827	$914
Amortization of intangible assets	1,064	1,099
Deferred compensation	-	14
Net operating loss carryforward	322	385
Accumulated depreciation	-	37
Write-down of other real estate	29	195
Other	9	56

	2,251	2,700

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(233)	(435)
Accumulated depreciation	(34)	-
Deferred loan fees	(98)	-
Prepaid expenses	(8)	-
Other	(73)	-

	(446)	(435)

Net deferred tax assets	$1,805	$2,265

The above table does not include deferred tax assets or liabilities relating to the unrealized gain or loss on investment securities available-for-sale. Deferred tax liabilities of $110,000 in 2004 and $117,000 in 2003 were recorded in conjunction with unrealized gains and losses on investment securities available-for-sale.

A reconciliation between the statutory federal income tax provision (benefit) and the effective tax provision (benefit) is as follows:

	Years Ended December 31,

(dollars in thousands )	2004	2003	2002

Federal income taxes at statutory rate:
From continuing operations	$873	$44	$525
From discontinued operations	-	-	3
Effect of nondeductible officers' life insurance	-	11	18
Utilization of capital loss carryforward	-	-	(516)
Effect of nontaxable loan and investment income	(303)	(124)	(32)
Other	20	31	71

	$590	$(38)	$69

At December 31, 2004, the Company had a $932,000 net operating loss carryforward that was acquired with the purchase of Northern Bank of Commerce (now Bay Bank). The federal and state net operating loss carryforward will offset future taxable income by approximately $176,000 each year. The carryforwards will expire in 2020.

Management believes, based upon the Company's historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 11 - EARNINGS PER SHARE

The following table summarizes the denominator of the basic and diluted earnings per share computations:

	Years Ended December 31,

	2004	2003	2002

Weighted-average shares outstanding - basic	3,999,216	3,854,253	3,757,608
Effect of assumed conversion of stock options	94,893	150,249	93,588

Weighted-average shares outstanding - diluted	4,094,109	4,004,502	3,851,196

Options to purchase 555,466 shares with exercise prices ranging from $10.73 to $12.00 were not included in diluted earnings per share for 2004 because the exercise price was greater than the average market price for the year ended December 31, 2004. These options expire from 2010 to 2014. At December 31, 2003, there were 536,966 shares with exercise prices ranging from $8.75 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price. At December 31, 2002, there were 229,273 shares with exercise prices ranging from $6.72 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price

NOTE 12 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Dividends are paid by the Company from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans, or advances.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2004 and 2003, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent notifications from its regulatory agencies, the Bank was categorized as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the following table.

NOTE 12 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL - (continued)

The following table presents selected capital information for the Company and the Bank as of December 31, 2004 and 2003:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total risk-based capital:
Consolidated	$37,068	17.26%	$17,182	>8.00%	N/A	N/A
Bank	$36,297	16.95%	$17,136	>8.00%	$ 21,419	>10.00%
Tier 1 risk-based capital:
Consolidated	$34,370	16.00%	$8,591	>4.00%	N/A	N/A
Bank	$33,606	15.69%	$8,568	>4.00%	$ 12,852	>6.00%
Tier 1 (leverage) capital:
Consolidated	$34,370	12.64%	$10,879	>4.00%	N/A	N/A
Bank	$33,606	12.38%	$10,858	>4.00%	$ 13,572	>5.00%

December 31, 2003
Total risk-based capital:
Consolidated	$32,679	16.38%	$15,962	>8.00%	N/A	N/A
Bank	$33,614	16.85%	$15,956	>8.00%	$ 19,946	>10.00%
Tier 1 risk-based capital:
Consolidated	$30,166	15.12%	$7,981	>4.00%	N/A	N/A
Bank	$31,102	15.59%	$7,978	>4.00%	$ 11,967	>6.00%
Tier 1 (leverage) capital:
Consolidated	$30,166	11.39%	$10,597	>4.00%	N/A	N/A
Bank	$31,102	11.75%	$10,591	>4.00%	$ 13,239	>5.00%

NOTE 13 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

During 2003, the Company adopted the 2003 Stock Incentive Plan (the 2003 Plan) under which it is authorized to issue up to 500,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. The 2003 Plan replaces the Company's former 1997 Stock Option Plan (the 1997 Plan), under which the Company was authorized to issue up to 625,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. Upon adoption of the 2003 Plan, there were 603,200 shares outstanding under the 1997 Plan and the remaining 21,800 shares authorized were retired. Under the 2003 Plan, options may be granted to the Company's employees, non-employee directors, and others whom management believes contribute to the long-term financial success of the Company. The exercise price of nonqualified stock options under the 2003 Plan must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors' compensation committee. At December 31, 2004 and 2003, options to purchase 469,120 and 765,990, respectively, which exclude options outside of the Plans, were outstanding under the both the 1997 and 2003 Plans (the Plans.)

In the process of recruiting senior management and directors during 2004, the Company granted 32,000 nonqualified options, outside of the Plans, with exercise prices ranging from $9.85 to $10.99. Of these, options for 6,000 shares vest over four years and expire ten years from the date of grant. The remaining 26,000 options vest immediately and expire ten years from the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant. During 2003, the Company granted 65,000 nonqualified options, also outside of the Plans, with exercise prices ranging from $6.87 to $7.91. These options vest over four years and expire ten years from the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant. In connection with the acquisition of Northern Bank of Commerce during 2000, the Company issued 231,466 non-qualified stock options to former executive management and directors of Northern Bank of Commerce. These options vest equally over four years and expire ten years after the date of grant. The exercise prices of these options range from $11.09 to $12.00 per share and were granted outside of the Plans. Total options outstanding that were issued outside of the Plans were 328,466 at December 31, 2004.

NOTE 13 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS - (continued)

Also during 2003, the Company amended its employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1% to 10%, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85% of the lowest market price on either the first or last day of the six month deferral period. Prior to the 2003 revisions, each employee was granted the right to purchase stock at a price equal to the fair value of the common stock at the date of grant, as determined by the Board of Directors. These grants were made to qualified employees each quarter and expired within the month they were granted. Under the revised terms of the ESPP , the Company issued 6,060 shares with purchase prices ranging from $6.93 to $8.41 per share during 2004. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of December 31, 2004, there were 117,183 shares remaining under the ESPP. During 2003 and 2002 there were no sales under the ESPP.

A summary of option activity (excluding ESPP) for the years ended December 31 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Shares	Price	Shares	Price	Shares	Price

(dollars in thousands )
BALANCE, beginning of year	1,062,456	$8.53	731,966	$7.48	801,546	$7.25
Granted	34,500	$10.67	462,000	$9.40	167,500	$5.52
Exercised	(268,840)	$5.60	(80,380)	$5.80	(87,600)	$5.47
Forfeited	(30,530)	$6.58	(51,130)	$5.55	(149,480)	$5.33

BALANCE, end of year	797,586	$9.69	1,062,456	$8.53	731,966	$7.48

Exercisable, end of year	543,446	$9.71	648,341	$7.91	543,503	$7.74

Fair value of options granted		$3.61		$4.01		$2.53

Options available for grant	202,000		206,230		73,900

At December 31, 2004, exercise prices for outstanding options ranged from $4.44 to $12.00. For the options outstanding at December 31, 2004, the weighted average contractual life is 7.5 years.

As of December 31, 2004, outstanding stock options consist of the following:
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price Range	Outstanding	Price	Life	Exercisable	Price

$4.01 - $5.00	51,520	$4.66	5.6	51,520	$4.66
$5.01 - $6.00	32,600	$5.36	7.1	19,560	$5.36
$6.01 - $7.00	120,000	$6.80	8.1	72,000	$6.75
$7.01 - $8.00	32,000	$7.93	6.1	23,000	$7.93
$9.01 - $10.00	6,000	$9.85	9.5	6,000	$9.85
$10.01 - $11.00	321,500	$10.74	9.1	139,400	$10.74
$11.01 - $12.00	233,966	$11.67	5.5	231,966	$11.68

	797,586	$9.69	7.5	543,446	$9.71

Subsequent to December 31, 2004, the Company granted 77,500 options to employees and directors at an exercise price of $10.91.

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

A summary of the Bank's undisbursed commitments and contingent liabilities at December 31, 2004, is as follows:

	Fixed	Variable
	Rate	Rate	Total

(dollars in thousands)
Commitments to extend credit	$11,714	$38,500	$50,214
Credit card commitments	3,288	-	3,288
Standby letters of credit	55	90	145

	$15,057	$38,590	$53,647

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

The Bank has also committed to become a general partner in several venture capital and low income tax credit housing investment funds. The companies administering the funds seek small business and real estate investments that meet certain criteria under the Community Reinvestment Act. When eligible investments are identified, the partners in the funds are asked to contribute a portion of their commitment. The Bank had committed a total of $2.0 million and $1.0 million in such funds at December 31, 2004 and 2003, respectively. The total amount funded at December 31, 2004 and 2003, was $115,000 and $20,000, respectively.

The Company and the Bank are also party to several lease commitments for premises and equipment. Future rental payments on these lease commitments are as follows:

(dollars in thousands)
Years ending December 31,	2005	$517
	2006	438
	2007	372
	2008	307
	2009	205
	Thereafter	734

		$2,573

This payment schedule reflects actual commitments on lease agreements in which the Company is currently involved, and does not include potential additional payments relating to possible lease extensions.

Rent expense under lease agreements was $472,000, $1.2 million, and $1.1 million for the years ending December 31, 2004, 2003, and 2002, respectively. The Company recognized $184,000 in additional rent expense during 2003 to prepay the remaining balance due on canceled lease agreements.

NOTE 15 - RELATED-PARTY TRANSACTIONS

Certain directors, executive officers and their spouses, associates, and related organizations, have transactions with the Bank in the ordinary course of business. All loans and commitments to loan have been made on substantially the same terms and conditions, including collateral required, as comparable transactions with unaffiliated parties. Directors and executive officers are charged the same rates of interest and loan fees as are charged to employees of the Company, with interest rates and fees that are similar to those charged to non employee borrowers. These related-party loan amounts are summarized as follows:

	2004	2003

(dollars in thousands )
Beginning balance	$1	$10
Loans made	201	897
Loan repayments made	(132)	(906)
Other	12	-

Ending balance	$82	$1

Certain officers from prior years are no longer officers and certain employees that were not reportable as related parties in past periods were reported during 2004. The balances outstanding to such persons are reflected in the "other" category above.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees who have completed three months of service. The plan allows an employee to contribute a portion of his or her annual wages subject to a maximum dollar limit which is set by law. In addition, at the discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of each employee participant. Currently, the Company matches the contribution of each participant up to 3% of their income, with a $3,000 maximum match. During 2004, regardless of the employee's participation in the plan, the Company contributed 1.5% of the employee's salary, up to a maximum of $3,000. For this contribution, the recipiant was required to be employed by the Company on the last day of the plan year. The plan also requires completion of six months of service to become eligible for Company contributions. Any funds contributed by the Company are subject to the following vesting schedule:

25%	-	after 1 year of service
50%	-	after 2 years of service
75%	-	after 3 years of service
100%	-	after 4 years of service

The Company contributed $153,000, $301,000, and $461,000 into the plan for the years ended December 31, 2004, 2003, and 2002, respectively.

During 2003, the Bank entered into a supplemental retirement plan for an executive officer. This plan provides for a retirement benefit that increases annually until the executive reaches age 65 and will be paid out annually over the executive's life. As of December 31, 2004, the Bank's liability pursuant to this supplemental retirement plan was $70,000. Compensation expense of $42,000 and $28,000 was recorded during 2004 and 2003, respectively.

During 2003 the Company purchased bank-owned life insurance (BOLI) to provide life and health insurance, and to support other employee incentive and retirement plans. As of December 31, 2004 and 2003, the cash surrender value of the BOLI was $8.6 million and $8.2 million, respectively.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 were as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(dollars in thousands )
Financial assets:
Cash and cash equivalents	$8,332	$8,332	$24,627	$24,627
Investment securities	$60,005	$60,005	$55,044	$55,170
Federal Home Loan Bank stock, at cost	$1,047	$1,047	$1,974	$1,974
Loans held-for-sale	$-	$-	$8,360	$8,360

Loans, net of allowances for loan losses and deferred loan fees	$185,550	$182,630	$159,522	$163,810
Financial liabilities:
Non -interest-bearing demand deposits	$51,982	$51,982	$60,572	$60,572
Savings and interest-bearing demand deposits	$77,709	$77,709	$86,375	$86,375
Certificates of deposit	$104,919	$105,333	$79,533	$79,788
Federal funds purchased	$475	$475	$225	$225
Federal Home Loan Bank borrowings	$473	$530	$5,653	$5,759
Other borrowings	$38	$38	$2,739	$2,739

While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2004 and 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2004 and 2003, should not necessarily be considered to apply at subsequent dates.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Most of the Bank's loans, lending commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2004. The Bank's loan policies provide for a "house lending limit" periodically established by management with approval from the Board of Directors. An application for credit that exceeds the house lending limit must obtain approval for exception to the policy by the Board of Director's loan committee. In addition, the Bank is limited by law as to the amount of credit it may extend to any single borrower or group of related borrowers.

NOTE 19 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION

The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its customers and their beneficiaries. Prior to the sale of Business Finance Corporation in the first quarter of 2002, the Company provided asset-based financing to companies throughout the western United States. In the third quarter of 1999, the Company acquired Bay Mortgage of Bellevue, Washington, Bay Mortgage of Seattle, Washington, and Bay Escrow of Seattle, Washington. These companies specialize in all facets of residential lending including FHA and VA loans, construction loans, and "bridge" loans.

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

	2004

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands )
Interest income	$17,049	$136	$7	$(1,949)	$15,243
Interest expense	4,776	125	96	(1,949)	3,048

Net interest income	12,273	11	(89)	-	12,195
Provision for loan losses	400	-	(190)	-	210
Non -interest income	2,227	560	-	-	2,787
Non -interest expense	10,718	1,018	506	-	12,242

Income (loss) before income tax
provision (benefit)	3,382	(447)	(405)	-	2,530
Income tax provision (benefit)	882	(154)	(138)	-	590

Net income (loss)	$2,500	$(293)	$(267)	$-	$1,940

Depreciation and amortization	$563	$55	$-	$-	$618

Total assets	$272,584	$137	$35,856	$(35,291)	$273,286

	2003

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$16,224	$2,525	$21	$(2,488)	$16,282
Interest expense	5,859	1,367	224	(2,488)	4,962

Net interest income	10,365	1,158	(203)	-	11,320
Provision for loan losses	(426)	-	663	-	237
Non -interest income	2,031	7,358	17	-	9,406
Non -interest expense	10,797	9,257	356	-	20,410

Income (loss) before income tax
provision (benefit)	2,025	(741)	(1,205)	-	79
Income tax provision (benefit)	599	(256)	(381)	-	(38)

Net income (loss)	$1,426	$(485)	$(824)	$-	$117

Depreciation and amortization	$679	$111	$-	$-	$790

Total assets	$266,970	$14,947	$34,547	$(47,665)	$268,799

NOTE 19 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION - (continued)
	2002

	Banking	Mortgage	Holding
		Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$20,007	$3,853	$13	$(1,834)	$22,039
Interest expense	8,578	1,609	234	(1,810)	8,611

Net interest income	11,429	2,244	(221)	(24)	13,428
Provision for loan losses	2,705	-	78	-	2,783
Non-interest income	1,860	10,033	-	-	11,893
Non-interest expense	10,871	8,799	527	-	20,197

Income (loss) before income tax
provision (benefit)	(287)	3,478	(826)	(24)	2,341
Income tax provision (benefit)	(77)	1,200	(784)	-	339

Net income (loss) from continuing operations
before cumulative effect of a change
in accounting principle	(210)	2,278	(42)	(24)	2,002
Cumulative effect of a change in
accounting principle	-	(791)	-	-	(791)

Net income (loss) from continuing
operations	$(210)	$1,487	$(42)	$(24)	1,211

Net income from discontinued
operations					285

Net income					$1,496

Depreciation and amortization	$770	$111	$-	$-	$881

Total assets	$341,160	$84,108	$34,142	$(114,246)	$345,164

NOTE 20 - PARENT COMPANY ONLY FINANCIAL DATA

The following sets forth condensed financial information of the parent company on a stand-alone basis:

Statements of Condition
(unconsolidated)
		December 31,

(dollars in thousands)		2004	2003

ASSETS
Cash and cash equivalents		$340	$1,741
Investment in bank subsidiary		34,933	32,739
Other assets		583	67

Total assets		$35,856	$34,547

LIABILITIES AND SHAREHOLDERS' EQUITY
Correspondent bank borrowing		$-	$2,696
Other liabilities		158	49

Total liabilities		158	2,745
SHAREHOLDERS' EQUITY		35,698	31,802

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY		$35,856	$34,547

Statements of Operations
(unconsolidated)

	Years ended December 31,

(dollars in thousands )	2004	2003	2002

INCOME
Income from subsidiaries	$7	$38	$13
EXPENSE
Interest expense	96	224	234
Other expense	316	1,019	605

	412	1,243	839

Loss before income tax benefit and equity
in undistributed earnings of subsidiaries	(405)	(1,205)	(826)
Income tax benefit	138	381	493

Net loss before equity in
undistributed earnings of subsidiaries	(267)	(824)	(333)
Equity in undistributed earnings
of subsidiaries with continuing operations	2,207	941	1,544

NET INCOME FROM
CONTINUING OPERATIONS	1,940	117	1,211
Equity in undistributed earnings
of discontinued subsidiaries, net of tax	-	-	285

NET INCOME	$1,940	$117	$1,496

NOTE 20 - PARENT COMPANY ONLY FINANCIAL DATA - (continued)

Statements of Cash Flows (unconsolidated)

	Years Ended December 31,

	2004	2003	2002

(dollars in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income from continuing operations	$1,940	$117	$1,211
Adjustments to reconcile net income to net
cash from operating activities:
Undistributed earnings of subsidiaries	(2,207)	(941)	(1,829)
Charge-off of purchased loan	-	663
(Increase) decrease in other assets	(515)	148	323
(Decrease) increase in other liabilities	523	68	28

Net cash from continuing
operating activities	(259)	55	(267)
Net income from discontinued
operations	-	-	285

Net cash from operating activities	(259)	55	18

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of loans	-	(663)	-
Disposal of investment in nonbank subsidiary	-	-	761
Repayment of advances to subsidiaries	-	-	450

Net cash from investing activities	-	(663)	1,211

CASH FLOWS FROM FINANCING
ACTIVITIES
Net repayments of long-term borrowings	(2,696)	(130)	(119)
Proceeds from issuance of common stock	1,554	466	479

Net cash from financing activities	(1,142)	336	360

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(1,401)	(272)	1,589
CASH AND CASH EQUIVALENTS,
beginning of year	1,741	2,013	424

CASH AND CASH EQUIVALENTS,
end of year	$340	$1,741	$2,013

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years 2004 and 2003:

(dollars in thousands)	March 31	June 30	September 30	December 31

2004
Interest income	$3,620	$3,684	$3,823	$4,116
Interest expense	754	736	727	831

Net interest income	2,866	2,948	3,096	3,285
Provision for loan losses	(13)	100	73	50
Non-interest income	808	722	635	622
Non-interest expense	3,173	3,017	2,970	3,082

Income before income tax provision	514	553	688	775
Income tax provision	117	114	171	188

Net income	$397	$439	$517	$587

Basic earnings per share of common stock	$0.10	$0.11	$0.13	$0.14

Diluted earnings per share of common stock	$0.10	$0.11	$0.13	$0.14

Interest income and interest expenses increased during 2004 primarily due to increases in national interest rates and the Bank's prime rate.

(dollars in thousands)	March 31	June 30	September 30	December 31

2003
Interest income	$4,659	$4,151	$3,786	$3,686
Interest expense	1,531	1,353	1,125	953

Net interest income	3,128	2,798	2,661	2,733
Provision for loan losses	523	43	(36)	(293)
Non-interest income	3,494	2,710	2,175	1,027
Non-interest expense	5,105	5,019	4,405	5,881

Income before income tax provision (benefit)	994	446	467	(1,828)

Income tax provision (benefit)	351	161	147	(697)

Net income (loss)	$643	$285	$320	$(1,131)

Basic earnings (loss) per share of common stock	$0.16	$0.07	$0.08	$(0.29)

Diluted earnings (loss) per share of common stock	$0.16	$0.07	$0.08	$(0.28)

Interest income and interest expenses declined from quarter to quarter throughout 2003 primarily due to a reduction in volumes of interest-earning assets and interest-bearing liabilities. Loans and loans held-for-sale declined $86.3 million during 2003, while interest-bearing deposits and borrowings declined $90.3 million.

During the fourth quarter of 2003, the Bank closed its Bay Mortgage offices in Bellevue and Seattle, and significantly curtailed its sale of mortgage loans in all Bay Mortgage locations. The Bank will still offer mortgage loan products through its remaining Bay Mortgage locations, but at this time will no longer sell the loans into the secondary market. These actions are the primary cause of the fourth quarter 2003 decline in non-interest income and increase in non-interest expense. Non-interest expense during the fourth quarter include a $1.5 million write-off of the carrying value of goodwill associated with the purchase of Bay Mortgage, costs to cancel building and equipment leases, reduce Bay Mortgage staffing, and other related charges. Management expects both non-interest income and expense to be substantially reduced in future quarters compared to 2003 quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out evaluations, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15b of the Securities Exchange Act of 1934. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that certain disclosure controls and procedures need further improvement; however, they concluded that the existing controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to the sections entitled "Security Ownership," "Election of Directors," and "Information Regarding the Board of Directors and its Committees," in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders.

On March 5, 2004, the Company announced the retirement of its Chairman, Benjamin Namatinia. Mr. Namatinia served as Chairman of the Cowlitz Bancorporation Board of Directors since its incorporation in 1991, and served as both Chairman and CEO from 1994 through 2001.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to the section entitled "Security Ownership" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to the section entitled "Related-Party Transactions" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference to the section entitled "Auditors" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents have been filed as part of this report:

(1)	Financial Statements included in Item 8 of this Form 10-K:

	a.	Consolidated Statements of Condition

	b.	Consolidated Statements of Income

	c.	Consolidated Statements of Changes in Shareholder's Equity and Comprehensive Income

	d.	Consolidated Statements of Cash Flow

	e.	Notes to Consolidated Financial Statements

(2)	All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission or are included in the financial statements or notes thereto. The Company has no subsidiaries not consolidated and fifty percent or less owned nor affiliates whose securities are pledged as collateral.

(3)	The exhibit list is set forth on the Exhibit Index immediately following the signature page. The exhibits filed as part of this report or incorporated by reference herein are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

COWLITZ BANCORPORATION
(Registrant)

/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March 2005.

/s/ Philip S. Rowley
Phillip S. Rowley, Chairman

/s/ John S. Maring
John S. Maring, Director

/s/ Mark F. Andrews
Mark F. Andrews, Jr., Director

/s/ Ernie Ballou
Ernie Ballou, Director

/s/ Linda Tubbs
Linda Tubbs, Director

/s/ John Peterson
John Peterson, Director

Principal Executive Officer:

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick President and Chief Executive Officer, Director

Principal Accounting Officer:

/s/ Donna P. Gardner
Donna P. Gardner Vice President and Chief Financial Officer, Director

3.1*	Restated and Amended Articles of Incorporation of Registrant.
3.2*	Bylaws of Registrant.
10.1*	Advances Security and Deposit Agreement dated March 29, 1991 between Federal Home Loan Bank of Seattle and Cowlitz Bank.
10.2*	Federal Home Loan Bank of Seattle Form of Promissory Note (Credit Line Fixed Rate Advance).
10.3	Employment Agreement with Rich Fitzpatrick (incorporated by reference to the Registrant's Form 10-Q filed May 15, 2003).
10.4	Cowlitz Bancorporation 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant's proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003).
10.5	Employment Agreement with Ernie Ballou (incorporated by reference to the Registrant's Form 10-Q filed May 15, 2003).
10.6	Cowlitz Bancorporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the
Registrant's proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003).
11.1	Computation of Per Share Earnings. (Included in Note 1 to the Consolidated Financial Statements included herein)
21	List of all Subsidiaries of the Registrant: Cowlitz Bank
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from Registration Statement on Form S-1, Reg. No. 333-44355

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As the independent registered public accounting firm, we hereby consent to the incorporation of our report dated February 4, 2005, relating to the audited consolidated financial statements of Cowlitz Bancorporation and Subsidiaries for the years ended December 31, 2004, 2003, and 2002, included in the Form 10-K, into the Company's previously filed Registration Statement Files Nos. 333-48607, 333-92274, and 333-92272.

Portland, Oregon	/s/ Moss Adams LLP
March 30, 2005

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

Date: March 30, 2005	/s/ Richard J. Fitzpatrick
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

Date: March 30, 2005	/s/ Donna P. Gardner
Donna P. Gardner Chief Financial Officer, Principal Accounting Officer

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's annual report of Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

                (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick Chief Executive Officer Cowlitz Bancorporation /s/ Donna P. Gardner Donna P. Gardner Chief Financial Officer Cowlitz Bancorporation March 30, 2005