Form 10-Q
period 2005-03-31
COWLITZ BANCORPORATION
filed 2005-05-16
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
                                                For the quarter ended March 31, 2005

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

Common Stock, no par value on April 30, 2005: 4,174,552 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition -	3
	March 31, 2005, and December 31, 2004
	Consolidated Statements of Income -	4-5
	Three months ended March 31, 2005, 2004 and year ended December 31, 2004
	Consolidated Statements of Changes in Shareholders' Equity -	6
	Year ended December 31, 2004 and three months ended March 31, 2005
	Consolidated Statements of Cash Flows -	7
	Three months ended March 31, 2005 and 2004
	Notes to Consolidated Financial Statements	8-13
Item 2.	Management's Discussion and Analysis of Financial Condition	14-21
	And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22
Item 4.	Controls and Procedures	22
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
	Signatures	23
	Certification of Chief Executive Officer and Chief Financial Officer	24-26

Forward-Looking Statements

Management’s discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: changes in general economic conditions, competition for financial services in the market area of the Company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, whether the Company can successfully complete the merger with AEA Bancshares, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	March 31,	December 31,
ASSETS	2005	2004

Cash and cash equivalents	$15,652	$ 8,332
Investment securities:
Available-for-sale (at fair value, cost of $57,551 and $59,682 at
March 31, 2005 and December 31, 2004, respectively)	57,094	60,005

Total investment securities	57,094	60,005

Federal Home Loan Bank stock, at cost	1,051	1,047

Loans, net of deferred loan fees	197,665	189,346
Allowance for loan losses	(3,840)	(3,796)

Total loans, net	193,825	185,550

Cash surrender value of bank-owned life insurance	8,667	8,585
Premises and equipment, net of accumulated depreciation of $4,783 and
$4,703 at March 31, 2005 and December 31, 2004, respectively	4,011	4,017
Goodwill, net of impairment adjustments and accumulated amoritzation
of $1,987 at March 31, 2005 and December 31, 2004, respectively	852	852
Accrued interest receivable and other assets	5,551	4,898

TOTAL ASSETS	$286,703	$ 273,286

LIABILITIES
Deposits:
Non-interest-bearing demand	$57,384	$ 51,982
Savings and interest-bearing demand	85,473	77,709
Certificates of deposit	104,971	104,919

Total deposits	247,828	234,610

Federal funds purchased	400	475
Federal Home Loan Bank borrowings	432	473
Other borrowings	37	38
Accrued interest payable and other liabilities	2,176	1,992

TOTAL LIABILITIES	250,873	237,588

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at March 31, 2005 and December 31, 2004	-	-
Common stock, no par value; 25,000,000 shares authorized; with 4,174,552 and 4,173,552 shares issued and outstanding at March 31, 2005 and
December 31, 2004, respectively	19,516	19,511
Additional paid-in capital	2,022	2,022
Retained earnings	14,593	13,951
Accumulated other comprehensive (loss) income, net of taxes	(301)	214

TOTAL SHAREHOLDERS' EQUITY	35,830	35,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$286,703	$ 273,286

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004

INTEREST INCOME
Interest and fees on loans	$ 3,421	$3,058	$12,819
Interest on taxable investment securities	518	461	1,919
Interest on non-taxable investment securities	135	80	380
Other interest and dividend income	38	21	125

Total interest income	4,112	3,620	15,243

INTEREST EXPENSE
Savings and interest-bearing demand	185	184	772
Certificates of deposit	752	497	2,086
Federal funds purchased	5	3	41
Federal Home Loan Bank borrowings	8	19	4
Other borrowings	1	51	145

Total interest expense	951	754	3,048

Net interest income before (benefit) provision for loan losses	3,161	2,866	12,195

(BENEFIT) PROVISION FOR LOAN LOSSES	-	(13)	210

Net interest income after (benefit) provision for loan losses	3,161	2,879	11,985

NON-INTEREST INCOME
Service charges on deposit accounts	137	188	693
Gains on loans sold	-	172	130
Mortgage brokerage fees	79	105	417
Credit card income	125	138	593
Fiduciary income	147	101	439
Increase in cash surrender value of bank-owned life insurance	82	133	416
Net losses on sales of investment securities available-for-sale	-	-	8
Net (losses) gains on sale of repossessed assets	-	(80)	(51)
Other income	48	51	142

Total non-interest income	618	808	2,787

Continued on next page

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004

NON-INTEREST EXPENSE
Salaries and employee benefits	1,697	1,662	6,363
Net occupancy and equipment expense	348	435	1,500
Professional fees	193	160	673
Business taxes	51	55	226
FDIC assessment	8	104	223
Credit card expense	136	130	589
Data processing and communications	73	78	281
Loan expense	8	15	67
Postage and freight	65	62	248
Travel and education	25	36	189
Stationery and supplies	32	37	136
Temporary help	11	4	114
Amortization of intangible assets	-	66	236
Expenses relating to other real estate owned	15	19	73
Insurance Premiums	42	48	205
Placement fees and other employee hiring expenses	2	38	186
Other expenses	209	224	933

Total non-interest expense	2,915	3,173	12,242

Income before provision for income taxes	864	514	2,530
INCOME TAX PROVISION	222	117	590

NET INCOME	$ 642	$397	$1,940

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.15	$0.10	$0.49

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.15	$0.10	$0.47

WEIGHTED-AVERAGE SHARES OUTSTANDING – BASIC	4,174,141	3,906,379	3,999,216

WEIGHTED-AVERAGE SHARES OUTSTANDING – DILUTED	4,309,767	4,135,912	4,094,109

COWLITZ BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity	Income

BALANCE, December 31, 2003	3,898,652	17,957	1,609	12,011	225	31,802
Comprehensive income:
Net income	-	-	-	1,940	-	1,940	$1,940
Net unrealized gain on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $134	-	-	-	-	261	261	261
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $140	-	-	-	-	(272)	(272)	(272)

Comprehensive income							$1,929

Proceeds from the exercise of
stock options and employee stock
purchases	274,900	1,554	-	-	-	1,554
Tax benefit from the exercise
of stock options	-	-	413	-	-	413

BALANCE, December 31, 2004	4,173,552	$19,511	$2,022	$ 13,951	$214	$35,698

Comprehensive income:
Net income	-	-	-	642	-	642	$642
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $265	-	-	-	-	(515)	(515)	(515)

Comprehensive income							$127

Proceeds from the exercise of
stock options and employee stock
purchases	1,000	5	-	-	-	5

BALANCE, March 31, 2005	4,174,552	$19,516	$2,022	$ 14,593	$(301)	$35,830

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations	$642	$397
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax expense	428	163
Depreciation and amortization	81	179
(Benefit) provision for loan losses	-	(13)
Increase in cash surrender value of bank-owned life insurance	(82)	(133)
Federal Home Loan Bank stock dividends	(4)	(19)
Net amortization of investment security premiums and accretion of discounts	37	91
Net losses on sales of foreclosed asset	-	80
Net gain losses on the sale and disposal of premises and equipment	-	(2)
Net gains on loans sold	-	(172)
Origination of loans held-for-sale	-	(3,019)
Proceeds from loan sales	-	10,663
(Increase) decrease in accrued interest receivable and other assets	(816)	74
Increase in accrued interest payable and other liabilities	184	6

Net cash from operating activities	470	8,295

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of investment securities available-for-sale	2,094	4,816
Proceeds from redemption of Federal Home Loan Bank stock	-	27
Net (increase) decrease in loans	(8,275)	(1,568)
Proceeds from sale of foreclosed assets	-	465
Purchases of premises and equipment	(75)	(21)
Proceeds from the sale of premises and equipment	-	2

Net cash from investment activities	(6,256)	3,721

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, noninterest-bearing and interest-bearing demand deposits	13,166	(7,628)
Net increase in certificates of deposit	52	1,608
Net increase (decrease) in federal funds purchased	(75)	1,900
Proceeds from Federal Home Loan Bank borrowings	-	10,000
Repayment of Federal Home Loan Bank borrowings	(41)	(15,045)
Repayment of other borrowings	(1)	(789)
Proceeds from the exercise of stock options	5	74

Net cash from financing activities	13,106	(9,880)

Net increase in cash and cash equivalents	7,320	2,136
CASH AND CASH EQUIVALENTS, beginning of period	8,332	24,527

CASH AND CASH EQUIVALENTS, end of period	$15,652	$26,663

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

The Bank offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, and trust services. The Bank's goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principals, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005.

3. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

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

5. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004

Weighted-average shares – basic	4,174,141	3,906,379	3,999,216
Effect of assumed conversion of stock options	135,626	229,533	94,893

Weighted-average shares – diluted	4,309,767	4,135,912	4,094,109

Options to purchase 150,000 shares of common stock with exercise price of $12.00 were outstanding at March 31, 2005, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the three month period ended March 31, 2005. These options expire in 2010.

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

     COWLITZ BANCORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

6. Subsequent Events

AEA Bancshares Inc., Merger

On May 4, 2005, Cowlitz Bancorporation, parent company of Cowlitz Bank announced the signing of a definitive agreement for the merger of AEA Bancshares, Inc. parent company of Asia-Europe-Americas Bank, into Cowlitz Bancorporation in a stock transaction. Simultaneously, Asia-Europe-Americas Bank will merge into Cowlitz Bank. The all stock transaction is valued between approximately $5.8 million and $6.9 million, depending on the outcome of certain matters prior to closing.

Trust Preferred Securities

On April 29, 2005, Cowlitz Bancorporation completed the issuance of $12 million in trust preferred securities. Under the terms of the pooled transaction, the securities have a maturity of 30 years and are redeemable without penalty after five years. The securities bear a floating rate of 1.75% above the three-month Libor rate. Of the $12 million raised, $8 million was distributed to Cowlitz Bank to maintain capital levels and support future growth.

7. Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” This statement replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for annual periods beginning after December 15, 2005. At this time, the Company does not believe the future impact on earnings to be a great extent different than what has historically been reported as the pro forma effect to income in Note 8. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensuses reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Issue 03-1 provides guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

On September 30, 2004, FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSB EITF Issue 03-1-a. The Company does not anticipate adoption of this Staff Position will have a material effect on its financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor’s estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Company does not anticipate adoption of this Statement of Position will have a material effect on its financial condition or results of operations.

     COWLITZ BANCORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

8. Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of income if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for the Company’s stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Three Months Ended			Year Ended
	March 31, 2005		March 31, 2004		December 31, 2004

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

	(dollars in thousands, except for share amounts)
Net income	$642	$468	$397	$355	$1,940	$1,727

Basic earnings per share	$0.15	$0.11	$0.10	$0.09	$0.49	$0.43

Diluted earnings per share	$0.15	$0.11	$0.10	$0.09	$0.47	$0.42

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the periods ended March 31, 2005 and 2004.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004

Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	4.26	4.26	4.26
Expected volatility	35.12%	38.40%	35.81% - 38.40%
Risk-free rate	4.00%	2.98%	2.78% - 2.98%

     COWLITZ BANCORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

9. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in “Other Comprehensive Income” on the consolidated statement of changes in shareholders’ equity.

			Twelve Months
	Three Months Ended		Ended
	March 31,		December 31,
	2005	2004	2004

(dollars in thousands)
Unrealized gain (loss) arising during the period, net of tax	$(515)	$382	$(6)
Less reclassification adjustment for net realized losses
on securities available-for-sale included in net
income during the year, net of tax	-	-	5

Net unrealized gain (loss) included in
other comprehensive income	$(515)	$382	$(11)

10. Segments of an Enterprise and Related Information

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

The accounting policies for the Company's segment information provided in the following tables are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2004 annual report, except that some operating expenses and the results of discontinued operations are not allocated to segments.

     COWLITZ BANCORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)

Summarized financial information for the three months ended March 31, 2005 and 2004, concerning the Company's reportable segments is shown in the following tables:

	Three Months Ended March 31, 2005

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$ 4,813	$-	$1	$(702)	$ 4,112
Interest expense	1,651	2	-	(702)	951

Net interest income	3,162	(2)	1	-	3,161
Provision (benefit) for loan losses	-	-	-	-	-
Noninterest income	539	79	-	-	618
Noninterest expense	2,722	118	75	-	2,915

Income (loss) before provision
(benefit) for income taxes	979	(41)	(74)	-	864
Provision (benefit) for income taxes	261	(14)	(25)	-	222

Net income (loss)	$ 718	$(27)	$(49)	$-	$ 642

Depreciation and amortization	$ 70	$11	$-	$-	$ 81

Total assets	$ 285,963	$111	$36,010	$(35,381)	$ 286,703

	Three Months Ended March 31, 2004

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$ 4,071	$107	$3	$(561)	$ 3,620
Interest expense	1,173	92	50	(561)	754

Net interest income	2,898	15	(47)	-	2,866
Provision (benefit) for loan losses	150	-	(163)	-	(13)
Noninterest income	531	277	-	-	808
Noninterest expense	2,519	484	170	-	3,173

Income (loss) before provision
(benefit) for income taxes	760	(192)	(54)	-	514
Provision (benefit) for income taxes	200	(66)	(17)	-	117

Net income (loss)	$ 560	$(126)	$(37)	$-	$ 397

Depreciation and amortization	$ 162	$17	$-	$-	$ 179

Total assets	$ 257,633	$2,009	$34,609	$(34,547)	$ 259,704

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except number of shares and per share amounts)
			Year Ended December 31, 2004

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

(dollars in thousands)
Interest income	$17,049	$136	$7	$(1,949)	$ 15,243
Interest expense	4,776	125	96	(1,949)	3,048

Net interest income	12,273	11	(89)	-	12,195

Provision for loan losses	400	-	(190)	-	210
Non-interest income	2,227	560	-	-	2,787
Non-interest expense	10,718	1,018	506	-	12,242

Income (loss) before provision
(benefit) for income taxes	3,382	(447)	(405)	-	2,530

Provision (benefit) for income taxes	882	(154)	(138)	-	590

Net income (loss)	$2,500	$(293)	$(267)	$-	$ 1,940

Depreciation and amortization	$563	$55	$-	$-	$ 618

Total assets	$272,584	$137	$35,856	$(35,291)	$ 273,286

Compared to segment information reported during the three months ended March 31, 2005, the mortgage banking segment experienced significantly lower activity during the corresponding periods of 2004. In December 2003 and the first quarter of 2004, the Company reduced the size of its mortgage banking operations by closing its Bay Mortgage offices in Bellevue and Seattle. Reduced demand for mortgage refinance loans and a desire to concentrate resources on the core banking segment were significant factors leading to the decision to scale back the mortgage banking segment.

The banking segment did not record a provision for loan losses for the period ending March 31, 2005. During the three months ended March 31, 2004, the banking segment recorded a provision of $150,000, which was offset by the holding company recovery of $163,000. The recovery was a result of previously charged-off loans in a segment that no longer carried a loan portfolio.

Although mortgage operations have been significantly reduced, and have generated small losses, improved efficiencies and an increase in net interest income in the banking segment more than offset the losses. The banking segment reported net income of approximately $718,000 during the first three months of 2005, compared to $560,000 during the same period of 2004, an increase of $158,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The Company’s net income for the first quarter of 2005 was $642,000 or $0.15 per diluted share, compared to net income of $397,000, or $0.10 per diluted share for the first quarter of 2004. Net income was $245,000 or 62% higher during the three months ended March 31, 2005 compared to the same period of 2004.

Net interest income increased $295,000 in the first quarter of 2005, compared to the same period in 2004. Average earning assets increased $25 million from $234,1 million in the first quarter of 2004 to $259.2 million for the period ending March 31, 2005. Average interest bearing liabilities increased $19.9 million from $169.5 million to $189.5 million during the same period.

The banking segment did not record a provision for loan losses for the period ending March 31, 2005. During the three months ended March 31, 2004, the banking segment recorded a provision of $150,000, which was offset by the holding company recovery of $163,000. The recovery was a result of previously charged-off loans in a segment that no longer carried a loan portfolio.

Financial Condition as of March 31, 2005 and December 31, 2004

At March 31, 2005, total assets were $286.7 million an increase of $13.4 million or 4.9% from December 31, 2004. Liabilities increased to $250.9 as of March 31, 2005 from $237.6 as of December 31, 2004.

The primary increase in assets is reflected in loans with an increase of $8.3 million from December 2004 to March 2005. Cash and cash equivalents increased $7.3 million from December 2004 to March 2005. Total deposits increased $13.2 million of which $7.8 million were in savings and interest-bearing demand deposits.

Critical Accounting Policies

The Company’s most critical accounting policy is related to the allowance for loan losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for loan losses believed to be appropriate as of each reporting date.

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

Qualitative factors include

  the effectiveness of credit administration,
  the adequacy of loan review,
  the adequacy of loan operations personnel and processes,
  the effect of competitive issues that impact loan underwriting and structure, the impact of economic conditions, and
  the introduction of new loan products or specific marketing efforts.

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for loan losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see “Allowance for Loan Losses.” Another critical accounting policy for the Company is that related to the carrying value of goodwill. Goodwill was recognized as the excess of cost over the fair value of net assets acquired from the purchase of Bay Mortgage, and the Portland, Oregon branch of Bay Bank, formerly Northern Bank of Commerce. Goodwill was amortized using the straight-line method over a 15-year period until December 31, 2001. Effective January 1, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Bank ceased amortization of goodwill and completed its first of ongoing assessments of goodwill impairment in March 2002. The $852,000 current balance of goodwill is related entirely to the Northern Bank of Commerce purchase. Goodwill impairment will be deemed to exist in the future if the net book value of a reporting unit, considered by the Bank to represent its operating segments, exceeds its estimated fair value.

Analysis of Net Interest Income

The primary component of the Company’s earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income, net interest spread, and net interest margin result from changes in asset and liability volume, mix, and changes to rates earned or paid. Net interest spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the volume and relative mix of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.

Three months ended March 31, 2005 and 2004

Interest income from certain of the Company’s earning assets is non-taxable. The following tables present interest income and expense, including adjustments for non-taxable interest income, and the resulting tax adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
	March 31		Increase
(dollars in thousands)	2005	2004	(Decrease)	Change

Interest income	$4,112	$3,620	$492	13.6%
Tax effect of non-taxable interest income	55	38	17	44.7%

Tax equivalent interest income	4,167	3,658	509	13.9%
Interest expense	951	754	197	26.1%

Net interest income	$3,216	$2,904	$312	10.7%

Average interest-earning assets	$259,169	$234,075	$25,094	10.7%
Average interest-bearing liabilities	$189,479	$169,536	$19,943	11.8%

Average yields earned (1)	6.43%	6.25%	18	b.p.	(3)
Average rates paid (1)	2.01%	1.78%	23	b.p.	(3)
Net interest spread (1)	4.42%	4.47%	(5)	b.p.	(3)
Net interest margin (1) (2)	4.96%	4.96%	-	b.p.	(3)

(1)	Ratios for the three months ended March, 2005 and 2004 have been annualized
(2)	Computed by dividing net-interest income by average interest-earning assets annualized
(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the quarter ended March 31, 2005 to the quarter ended March 31, 2004, tax equivalent interest income was $492,000 higher, due to an increase of $25 million in average interest-earning assets. Interest expense increased $197,000 as average interest-bearing liabilities increased $19.9 million. With increasing rates on both interest-earning assets and liabilities, the interest margin remained at 4.96% for both periods.

Prime rate has increased 50 basis points from 5.25% at December 2004 to 5.75% for the period ending March 31, 2005.

Provision for Loan Losses

The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for loan losses is recorded, the amount is based on past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. The quarterly provision recorded as an increase to the allowance for loan losses are based upon estimates of probable losses inherent in the loan portfolio. The loss amount actually realized for these loans can vary significantly from the estimated amounts. See the “Allowance for Loan Losses” discussion for additional detail.

Three months ended March 31, 2005 and 2004

The banking segment recorded no provision for loan losses for the first quarter of 2005 due to the overall strengthening in loan quality. In 2004, the banking segment recorded a provision of $150,000, which was offset by a holding company recovery of $163,000 resulting in a net recovery of $13,000. The recovery was a result of previously charged-off loans in a segment that no longer carried a loan portfolio.

Non-Interest Income
Three months ended March 31, 2005 and 2004
Non-interest income consists of the following components:
	Three Months Ended
(dollars in thousands)	2005	2004

Service charge on deposit accounts	$137	$188
Gains on loans sold	-	172
Mortgage brokerage fees	79	105
Fiduciary income	147	101
Increase in cash surrender value of bank-owned life insurance	82	133
Card Services income	125	138
ATM income	12	12
Safe deposit box fees	23	24
Loss on sale of repossessed assets	-	(80)
Other miscellaneous fees and income	13	15

Total non-interest income	$618	$808

Total non-interest income declined $190,000 when comparing the quarters ending March 31, 2005, and 2004. In the first quarter of 2004, the mortgage segment recorded $172,000 as gains on loans sold. In the last quarter of 2003, as part of the company’s strategy to consolidate resources into commercial banking, and to reduce reliance on mortgage lending activities, the company reduced the mortgage operation and no longer sells loans on the secondary market. Therefore, income associated with the mortgage segment has decreased.

Non-Interest Expense
Three months ended March 31, 2005 and 2004
Non-interest expense consists of the following components:
Three Months Ended
(dollars in thousands)	2005	2004

Salaries and employee benefits	1,697	1,662
Net occupancy and equipment expense	348	435
Professional fees	193	160
Business taxes	51	55
FDIC assessment	8	104
Credit card expense	136	130
Data processing and communications	73	78
Loan expense	8	15
Postage and freight	65	62
Travel and education	25	36
Stationery and supplies	32	37
Temporary help	11	4
Amortization of intangible assets	-	66
Expenses relating to other real estate owned	15	19
Insurance Premiums	42	48
Placement fees and other employee hiring expenses	2	38
Other expenses	209	224

Total non-interest expense	$2,915	$3,173

Consistent with non-interest income discussed above, some decrease in non-interest expense from the quarter ending March 31,2004 is attributed to the reorganization of the Company's mortgage segment during the forth quarter of 2003 and first quarter 2004.

At March 31, 2005, the Company had 113 full-time equivalent employees compared to 106 at March 31, 2004. Also included in salary expenses are ordinary annual wage increases for many existing employees.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. When compared to March 31, 2004, there was a decrease of $33,000.

Professional fees include exam and audit expenses, accounting, consulting and legal fees, and other professional fees. The increase in part is due to the out source of the accounting function for the Trust department, and an increase in Human Resource consulting fees.

FDIC regulations set deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first three months of 2004, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. The Bank was not required to pay an assessment rate during the last six months of 2004 and the first three months of 2005, resulting in the lower expense during that period. In addition, under legislation enacted in 1996 to re-capitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for insured deposits is $0.0144 per $100 of deposits per year. With the elimination of the assessment rate, the Company expects the total FDIC insurance expense to be consistent with the first quarter ended March 31, 2005. Any increase in deposit insurance premiums or FICO assessments could have an adverse effect on Cowlitz Bank's earnings Costs related to the operation and disposition of other real estate owned has declined as the number and value of properties has decreased.

Income Taxes

Three months ended March 31, 2005 and 2004

During the first quarter of 2005 the provision for income taxes was $222,000 compared to $117,000 for the first quarter of 2004.

Loans

Total loans outstanding were $197.7 million and $189.3 million at March 31, 2005 and December 31, 2004, respectively. Unfunded loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $54.6 million at March 31, 2005 and $53.6 million at December 31, 2004.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

	March 31, 2005		December 31, 2004

(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$60,777	30.66%	$55,381	29.18%
Real estate construction	20,498	10.34%	25,258	13.31%
Real estate commercial	83,757	42.26%	79,128	41.68%
Real estate mortgage	28,819	14.54%	27,248	14.36%
Consumer and other	4,356	2.20%	2,784	1.47%

	198,207	100.00%	189,799	100.00%

Deferred loan fees	(542)		(453)

Total loans	197,665		189,346
Allowance for loan losses	(3,840)		(3,796)

Total loan, net	$193,825		$185,550

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan risk-rating categories. At a loan’s inception, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from “1” for the strongest credits to “10” for the weakest. A “10” rated loan would normally represent a loss. All loans rated 7-10 are collectively the Company's “Watch List”. The specific grades from 7-10 are “watch list” (risk-rating 7), “special mention” (risk-rating 7.5), “substandard” (risk-rating 8), “doubtful” (risk-rating 9), and “loss” (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flow, or improve the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with four components, specific allowance, general allowance, special allowance, and an unallocated allowance.

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

Special Allowance. From time to time, special reserves will be established to facilitate a change in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

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

The quarterly analysis of specific, general, and special allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated loan loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific, general, and special allocations of the allowance, management also considers regulatory guidance in addition to the Company's own experience.

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

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $3.8 million at March 31, 2005 and December 31, 2004. The allowance, as a percentage of total loans, declined from 2.00% to 1.94% at March 31, 2005. Management believes the allowance for loan losses at March 31, 2005 is adequate to absorb current potential or anticipated losses. No additional allowance was provided in the first quarter ending March 31, 2005.

The following table shows the components of the allowance for loan loss for the periods indicated:

	March 31, 2005		December 31, 2004

(dollars in thousands)	Amount	Percent	Amount	Percent

General	$1,773	46.17%	$1,778	46.84%
Specific	257	6.69%	-	0.00%
Special	1,569	40.86%	1,382	36.41%
Unallocated	241	6.28%	636	16.75%

	$3,840	100.00%	$3,796	100.00%

Based on Management’s assessment of the watch list loans, the unallocated amount of reserves has been decreased by $395,000 from December 31, 2004 to March 31, 2005 and reallocated to specific and special reserves. Reserve for specific loans was increased from 0.00% to 6.69% . Management believes the local economic recovery, excluding new housing construction segments, is still behind the national trend. Coupled with the anticipation of an increasing interest rate environment, additional special reserves have been allocated against potential cash flow strains of the Company’s borrowers.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended		Year Ended
	March 31,		December 31,

(dollars in thousands)	2005	2004	2004

Loans outstanding at end of period, net of deferred fees (1)	$197,665	$165,929	$189,346
Average loans outstanding during the period	$193,811	$165,277	$176,449
Allowance for loan losses, beginning of period	$3,796	$3,968	$3,968
Loans charged off:
Commercial	-	67	138
Real Estate	-	24	391
Consumer	5	-	58
Credit Cards	5	53	88

Total loans charged-off	10	144	675

Recoveries:
Commercial	13	164	212
Real Estate	34	22	44
Consumer	5	2	28
Credit Cards	2	4	9

Total recoveries	54	192	293
Provision for loan losses	-	(13)	210

Allowance for loan losses, end of period	$3,840	$4,003	$3,796

Net loans charged-off during the period	(44)	(48)	382
Ratio of net loans charged-off to average loans outstanding	-0.02%	-0.03%	0.22%
Ratio of allowance for loan losses to loans at end of period	1.94%	2.41%	2.00%

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

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	March 31,	December 31,
(dollars in thousands)	2005	2004

Loans on non-accrual status	$1,112	$84
Loans past due greater than 90 days but not on non-accrual status	-	1
Other real estate owned	733	733
Other repossessed assets	-	-

Total non-performing assets	$1,845	$818

Total assets	$286,703	$273,286

Percentage of non-performing assets to total assets	0.64%	0.30%

Total non-performing assets increased over $1 million from December 31, 2004, a loan of $1.0 million, which is fully guaranteed as to principal by an agency of the U.S. Government (USDA), comprises the majority of the balance.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

Brokered certificates of deposit are a funding source the Company utilizes to provide additional liquidity as necessary. At March 31, 2005, the Company’s broker certificate of deposit balance was $38.9 million compared to $41.3 million at December 31, 2004. Overnight federal funds borrowing lines with correspondent banks provide access to an additional $24.5 million for short-term liquidity needs. In addition, the Company has an established borrowing line with the FHLB that permits it to borrow up to 20% of the Bank's assets, subject to collateral limitations. The line is available for overnight federal funds, or notes with other terms and maturities. At March 31, 2005, notes payable to the FHLB were $432,200 compared to $472,900 at December 31, 2004. The notes payable at March 31, 2005 have original maturity periods ranging from 10 years through 15 years, bear interest at rates ranging from 6.11% to 8.62%, and mature from 2006 to 2009.

Investment securities available-for-sale were $57.1 million at March 31, 2005 compared to $60.0 million at December 31, 2004.

Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary –actions by regulators that, if undertaken, could have a direct material effect on Cowlitz Bancorporation’s and Cowlitz Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Cowlitz Bancorporation and Cowlitz Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Cowlitz Bancorporation’s and Cowlitz Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table presents selected capital information for the Company and the Bank as of March 31, 2005 and December 31, 2004:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2005
Total risk-based capital:
Consolidated	$37,857	16.83%	$17,997	>8.00%	N/A	N/A
Bank	$37,129	16.55%	$17,946	>8.00%	$ 22,433	>10.00%
Tier 1 risk-based capital:
Consolidated	$35,032	15.57%	$8,999	>4.00%	N/A	N/A
Bank	$34,312	15.30%	$8,973	>4.00%	$ 13,460	>6.00%
Tier 1 (leverage) capital:
Consolidated	$35,032	12.47%	$11,237	>4.00%	N/A	N/A
Bank	$34,312	12.24%	$11,213	>4.00%	$ 14,017	>5.00%

December 31, 2004
Total risk-based capital:
Consolidated	$37,068	17.26%	$17,182	>8.00%	N/A	N/A
Bank	$36,297	16.95%	$17,136	>8.00%	$ 21,419	>10.00%
Tier 1 risk-based capital:
Consolidated	$34,370	16.00%	$8,591	>4.00%	N/A	N/A
Bank	$33,606	15.69%	$8,568	>4.00%	$ 12,852	>6.00%
Tier 1 (leverage) capital:
Consolidated	$34,370	12.64%	$10,879	>4.00%	N/A	N/A
Bank	$33,606	12.38%	$10,858	>4.00%	$ 13,572	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). Management believes that as of March 31, 2005 and December 31, 2004, Cowlitz Bancorporation and Cowlitz Bank substantially exceeded all relevant capital adequacy requirements.

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

Item 4. Controls and Procedures

As of March 31, 2005, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Date: May 13, 2005
Cowlitz Bancorporation (Registrant)
By:
/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick, President and Chief Executive Officer /s/ Donna P. Gardner Donna P. Gardner, Vice-President, Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard J. Fitzpatrick, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Cowlitz Bancorporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report ;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2005

/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick, Chief Executive Officer Cowlitz Bancorporation

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Donna P. Gardner, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Cowlitz Bancorporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report ;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2005
/s/ Donna P. Gardner Donna P. Gardner, Chief Financial Officer Cowlitz Bancorporation

Exhibit 32

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

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

May 13, 2005