Form 10-Q
period 2005-06-30
COWLITZ BANCORPORATION
filed 2005-08-12
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended June 30, 2005

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from ______ to ______

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1529841
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on July 31, 2005: 4,186,446 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
		PAGE
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition -	3
	June 30, 2005, and December 31, 2004
	Consolidated Statements of Income -	4
	Three and six months ended June 30, 2005 and June 30, 2004
	Consolidated Statements of Changes in Shareholders' Equity -	5
	Year ended December 31, 2004 and six months ended June 30, 2005
	Consolidated Statements of Cash Flows -	6
	Six months ended June 30, 2005 and 2004
	Notes to Consolidated Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition
	And Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22

Item 4.	Controls and Procedures	22

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

	Certification of Chief Executive Officer and Chief Financial Officer	25-27

Forward-Looking Statements

Management's discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: those set forth in our most recent Form 10-K and other filings with the SEC, changes in general economic conditions, competition for financial services in the market area of the Company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	June 30,	December 31,
ASSETS	2005	2004

Cash and cash equivalents	$18,898	$8,332
Investment securities:
Available-for-sale (at fair value, cost of $55,464 and $59,682 at
June 30, 2005 and December 31, 2004, respectively)	55,634	60,005

Total investment securities	55,634	60,005

Federal Home Loan Bank stock, at cost	1,050	1,047

Loans, net of deferred loan fees	208,731	189,346
Allowance for loan losses	(3,935)	(3,796)

Total loans, net	204,796	185,550

Cash surrender value of bank-owned life insurance	11,250	8,585
Premises and equipment, net of accumulated depreciation of $4,865 and
$4,703 at June 30, 2005 and December 31, 2004, respectively	3,949	4,017
Goodwill	852	852
Accrued interest receivable and other assets	5,402	4,898

TOTAL ASSETS	$301,831	$273,286

LIABILITIES
Deposits:
Non-interest-bearing demand	$60,509	$51,982
Savings and interest-bearing demand	81,363	77,709
Certificates of deposit	107,202	104,919

Total deposits	249,074	234,610

Federal funds purchased	450	475
Federal Home Loan Bank borrowings	400	473
Other borrowings	35	38
Junior subordinated debentures	12,372	-
Accrued interest payable and other liabilities	2,349	1,992

TOTAL LIABILITIES	264,680	237,588

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at June 30, 2005 and December 31, 2004	-	-
Common stock, no par value; 25,000,000 shares authorized; with 4,186,446 and 4,173,552 shares issued and outstanding at June 30, 2005 and
December 31, 2004, respectively	19,624	19,511
Additional paid-in capital	2,022	2,022
Retained earnings	15,280	13,951
Accumulated other comprehensive income, net of taxes	225	214

TOTAL SHAREHOLDERS' EQUITY	37,151	35,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$301,831	$273,286

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$3,821	$3,070	$ 7,242	$6,128
Interest on taxable investment securities	493	458	1,011	919
Interest on non-taxable investment securities	135	85	270	165
Other interest and dividend income	52	71	90	92

Total interest income	4,501	3,684	8,613	7,304

INTEREST EXPENSE
Savings and interest-bearing demand	185	206	370	390
Certificates of deposit	790	482	1,542	979
Federal funds purchased	19	2	24	5
Federal Home Loan Bank borrowings	7	11	15	30
Subordinated Debt	108	-	108	-
Other borrowings	1	35	2	86

Total interest expense	1,110	736	2,061	1,490

Net interest income before provision for loan losses	3,391	2,948	6,552	5,814

PROVISION FOR LOAN LOSSES	60	100	60	87

Net interest income after provision for loan losses	3,331	2,848	6,492	5,727

NON-INTEREST INCOME
Service charges on deposit accounts	144	173	281	361
(Losses) gains on loans sold	-	(33)	-	139
Mortgage brokerage fees	55	149	134	254
Credit card income	79	139	204	277
Fiduciary income	150	97	297	198
Increase in cash surrender value of bank-owned life insurance	83	103	165	236
Net gains (losses) on sale of repossessed assets	21	65	21	(15)
Other income	30	29	78	80

Total non-interest income	562	722	1,180	1,530

NON-INTEREST EXPENSE
Salaries and employee benefits	1,667	1,571	3,364	3,233
Net occupancy and equipment expense	346	377	694	812
Professional fees	191	181	384	341
Business taxes	55	49	106	104
Advertising	73	21	133	52
FDIC assessment	8	103	16	207
Credit card expense	57	136	193	266
Data processing and communications	65	76	138	154
Loan expense	10	12	18	27
Postage and freight	62	59	127	121
Travel and education	78	44	103	80
Stationery and supplies	42	30	74	67
Temporary help	2	2	13	6
Amortization of intangible assets	-	67	-	133
Insurance Premiums	44	48	86	89
Placement fees and other employee hiring expenses	3	38	5	88
Expenses relating to other real estate owned	19	23	34	42
Other expenses	237	180	386	368

Total non-interest expense	2,959	3,017	5,874	6,190

Income before provision for income taxes	934	553	1,798	1,067
INCOME TAX PROVISION	247	114	469	231

NET INCOME	$687	$439	$ 1,329	$836

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.16	$0.11	$ 0.32	$0.21

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.16	$0.11	$ 0.31	$0.20

WEIGHTED-AVERAGE SHARES OUTSTANDING – BASIC	4,176,724	3,914,493	4,175,440	3,910,436

WEIGHTED-AVERAGE SHARES OUTSTANDING – DILUTED	4,321,444	4,116,249	4,314,594	4,123,664

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
					Accumulated
	Common stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income (loss)

BALANCE, December 31, 2003	3,898,652	$17,957	$1,609	$12,011	$225	$31,802
Comprehensive income:
Net income	-	-	-	1,940	-	1,940	$1,940
Net unrealized gain on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $134	-	-	-	-	261	261	261
Net change in unrealized gains on
investments available-for-sale,
net of deferred taxes of $140	-	-	-	-	(272)	(272)	(272)

Comprehensive income							$1,929

Proceeds from the exercise of
stock options	274,900	1,554	-	-	-	1,554
Tax benefit from the exercise
of stock options	-	-	413	-	-	413

BALANCE, December 31, 2004	4,173,552	$19,511	$2,022	$13,951	$214	$35,698

Comprehensive income:
Net income	-	-	-	1,329	-	1,329	$1,329
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $5	-	-	-	-	11	11	11

Comprehensive income							$1,340

Proceeds from the exercise of stock
options and employee
stock purchases	12,894	113	-	-	-	113

BALANCE, June 30, 2005	4,186,446	$19,624	$2,022	$15,280	$225	$37,151

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations	$ 1,329	$836
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	162	350
Provision for loan losses	60	87
Increase in cash surrender value of bank-owned life insurance	(165)	(236)
Federal Home Loan Bank stock dividends	(4)	(31)
Net amortization of investment security premiums and accretion of discounts	199	176
Net (gains) losses on sales of foreclosed assets	(21)	15
Net gains on the sale and disposal of premises and equipment	-	(4)
Net gains on loans sold	-	(139)
Origination of loans held-for-sale	-	(3,019)
Proceeds from loan sales	-	10,663
(Increase) decrease in accrued interest receivable and other assets	(443)	483
Increase (decrease) in accrued interest payable and other liabilities	357	(426)

Net cash from operating activities	1,474	8,755

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and sales of investment securities available-for-sale	4,371	11,447
Purchases of available-for-sale investment securities	-	(14,801)
Investment in Subsidiary Trust	(372)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	872
Net increase in loans	(19,246)	(6,255)
Proceeds from sale of foreclosed assets	90	990
Purchases in bank-owned life insurance	(2,500)	-
Purchases of premises and equipment	(99)	(26)
Proceeds from the sale of premises and equipment	-	4

Net cash from investment activities	(17,756)	(7,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, noninterest-bearing and interest-bearing demand deposits	12,181	(89)
Net increase (decrease) in certificates of deposit	2,283	(2,842)
Net (decrease) increase in federal funds purchased	(25)	400
Proceeds from Federal Home Loan Bank borrowings	-	10,000
Repayment of Federal Home Loan Bank borrowings	(73)	(15,090)
Proceeds from issuance of Junior Subordinated debentures	12,372	-
Repayment of other borrowings	(3)	(1,345)
Proceeds from the exercise of stock options	113	103

Net cash from financing activities	26,848	(8,863)

Net (decrease) increase in cash and cash equivalents	10,566	(7,877)
CASH AND CASH EQUIVALENTS, beginning of period	8,332	24,527

CASH AND CASH EQUIVALENTS, end of period	$ 18,898	$16,650

See accompanying notes

1. Nature of Operations

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for The Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Cowlitz Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Cowlitz Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview, Castle Rock, Kalama, and Vancouver, Washington. During much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and the first quarter of 2004.

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

In April 2005, the Company formed Cowlitz Statutory Trust I (the Trust), a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). During April 2005, the Trust then issued $12 million in Trust Preferred Securities. In accordance with Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," the Company does not consolidate the Trust, as it is not the primary beneficiary.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principals, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005.

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

5. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Weighted-average shares – basic	4,176,724	3,914,493	4,175,440	3,910,436
Effect of assumed conversion of stock options	144,720	201,756	139,154	213,228

Weighted-average shares – diluted	4,321,444	4,116,249	4,314,594	4,123,664

6. Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." This statement replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for interim and annual periods beginning after December 15, 2005. At this time, the Company does not believe the future impact on earnings to be materially different than what has historically been reported as the pro forma effect to income in Note 7. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

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

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
		June 30, 2005		June 30, 2004		June 30, 2005	June 30, 2004

	As	Pro	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma

			(dollars in thousands, except for share amounts)
Net income	$687	$ 645	$439	$ 397	$1,329	$ 1,113	$836	$ 752

Basic earnings per share	$0.16	$ 0.15	$0.11	$ 0.10	$0.32	$ 0.27	$0.21	$ 0.19

Diluted earnings per share	$0.16	$ 0.15	$0.11	$ 0.10	$0.31	$ 0.26	$0.20	$ 0.18

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the periods ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	4.26	4.26	4.26	4.26
Expected volatility	35.12%	38.40%	35.12%	38.40%
Risk-free rate	2.95%	2.98%	2.95%	2.98%

8. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in "Other Comprehensive Income" on the consolidated statement of changes in shareholders' equity.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Unrealized holding gains (losses) arising during the period, net of	$255	$(749)	$11	$(367)
Less reclassification adjustment for net realized (gains) losses on securities available-for-sale included in net
income during the period, net of tax	-	-	-	-

Net unrealized holding gains (losses) included in
other comprehensive income	$255	$(749)	$11	$(367)

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

The accounting policies for the Company's segment information provided in the following tables are the same as those described for the Company in the summary of significant accounting policies footnote included in the Company's 2004 annual report, except that some operating expenses are not allocated to segments.

Summarized financial information for the three months ended June 30, 2005 and six months ended June 30, 2005, concerning the Company's reportable segments is shown in the following tables:

			Three Months Ended June 30, 2005

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$4,502	$-	$9	$(10)	$4,501
Interest expense	1,012	-	108	(10)	1,110

Net interest income	3,490	-	(99)	-	3,391
Provision for loan losses	60	-	-	-	60
Non-interest income	486	55	-	21	562
Non-interest expense	2,737	108	93	21	2,959

Income (loss) before provision
(benefit) for income taxes	1,179	(53)	(192)	-	934

Provision (benefit) for income taxes	332	(18)	(92)	25	247

Net income (loss)	$847	$(35)	$(100)	$(25)	$687

Depreciation and amortization	$68	$12	$-	$-	$80

Total assets	$301,161	$91	$48,950	$(48,371)	$301,831

			Three Months Ended June 30, 2004

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$4,084	$22	$2	$(424)	$3,684
Interest expense	1,105	21	34	(424)	736

Net interest income	2,979	1	(32)	-	2,948
Provision (benefit) for loan losses	100	-	-	-	100
Non-interest income	604	118	-	-	722
Non-interest expense	2,663	245	109	-	3,017

Income (loss) before provision
(benefit) for income taxes	820	(126)	(141)	-	553

Provision (benefit) for income taxes	207	(44)	(49)	-	114

Net income (loss)	$613	$(82)	$(92)	$-	$439

Depreciation and amortization	$156	$15	$-	$-	$171

Total assets	$258,517	$1,128	$33,562	$(33,453)	$259,754

			Six Months Ended June 30, 2005

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$8,613	$-	$10	$(10)	$8,613
Interest expense	1,965	-	108	(12)	2,061

Net interest income	6,648	-	(98)	2	6,552
Provision (benefit) for loan losses	60	-	-	-	60
Non-interest income	1,026	161	-	(7)	1,180
Non-interest expense	5,458	225	168	23	5,874

Income (loss) before provision
(benefit) for income taxes	2,156	(64)	(266)	(28)	1,798
Provision (benefit) for income taxes	593	(32)	(92)	-	469

Net income (loss)	$1,563	$(32)	$(174)	$(28)	$1,329

Depreciation and amortization	$138	$24	$-	$-	$162

Total assets	$301,161	$91	$48,950	$(48,371)	$301,831

			Six Months Ended June 30, 2004

		Mortgage	Holding
	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$8,155	$129	$5	$(985)	$7,304
Interest expense	2,278	113	84	(985)	1,490

Net interest income	5,877	16	(79)	-	5,814
(Benefit) provision for loan losses	250	-	(163)	-	87
Non-interest income	1,135	395	-	-	1,530
Non-interest expense	5,182	729	279	-	6,190

Income (loss) before provision
(benefit) for income taxes	1,580	(318)	(195)	-	1,067
Provision (benefit) for income taxes	407	(110)	(66)	-	231

Net income (loss)	$1,173	$(208)	$(129)	$-	$836

Depreciation and amortization	$318	$32	$-	$-	$350

Total assets	$258,517	$1,128	$33,562	$(33,453)	$259,754

Compared to segment information reported during the three months ended June 30, 2005, the mortgage banking segment experienced lower activity during the corresponding periods of 2004. In December 2003 and the first quarter of 2004, the Company reduced the size of its mortgage banking operations by closing its Bay Mortgage offices in Bellevue and Seattle. Reduced demand for mortgage refinance loans and a desire to concentrate resources on the core banking segment were significant factors leading to the decision to scale back the mortgage banking segment.

Although mortgage operations have been significantly reduced, and have generated small losses, improved efficiencies and an increase in net interest income in the banking segment more than offset the losses. The banking segment reported net income of approximately $847,000 and $1.56 million during the three and six month periods ended June 30, 2005, respectively, compared to $613,000 and $1.17 million during the same periods of 2004, increases of $234,000 and $390,000, respectively.

10. Junior Subordinated Debentures

In April 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company's Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on April 29 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after April 29, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the three month period ended June 30, 2005, the Company recorded interest expense related to the Trust Preferred Securities of $108,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

The Company's net income for the second quarter of 2005 was $687,000 or $0.16 per diluted share, compared to net income of $439,000, or $0.11 per diluted share for the second quarter of 2004. Net income was $248,000 or 56% higher during the three months ended June 30, 2005 compared to the same period of 2004. The Company's net income for six months ended June 30, 2005 was $1,329,000 or $0.31 per diluted share, compared to net income of $836,000 or $0.20 per diluted share for the same period of 2004. Net income for six months ended June 30, 2005 was 58.9% higher compared to the same period of 2004. Net interest income increased $443,000 the second quarter of 2005, compared to the same period in 2004. Average earning assets increased $32.9 million from $240.4 million in the second quarter of 2004 to $273.3 million for the period ending June 30, 2005. Average interest bearing liabilities increased $15.3 million from $174.0 million to $189.3 million during the same period. Net interest income increased $738,000 during the six month period ended June 30, 2005, as compared to the same period of 2004. Average earning assets for six months ended June 30, 2005 increased $32.7 million from $237.3 million to $270.0 million.

The banking segment recorded a provision for loan losses of $60,000 for the six months ended June 30, 2005. This provision, coupled with $38,000 in charge-offs and by $117,000 in recoveries, led to the increase in the allowance of $139,000 for the six months ended June 30, 2005.

Financial Condition as of June 30, 2005 and 2004

At June 30, 2005, total assets were $301.8 million, an increase of $28.6 million or 10.5% from December 31, 2004 and an increase of $42 million or 16.2% from June 30, 2004. Liabilities increased to $264.7 as of June 30, 2005 from $237.6 as of December 31, 2004 and $227.7 million as of June 30, 2004.

The primary increase in assets is reflected in loans with an increase of $19.2 million from December 31, 2004 to June 30, 2005. Cash and cash equivalents increased $10.6 million from December 2004 to June 2005. Bank-owned life insurance increased $2.7 million from December 2004 to June 2005. Total deposits increased $14.5 million of which $8.5 million was in non-interest bearing demand and $3.7 million was in the savings and interest-bearing demand deposit.

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

Three months ended June 30, 2005 and 2004

Interest income from certain of the Company's earning assets is non-taxable. The following tables present interest income and expense, including adjustments for non-taxable interest income, and the resulting tax adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	(Decrease)	Change

Interest income	$4,501	$3,684	$817	22.2%
Tax effect of non-taxable interest income	69	39	30	76.9%

Tax equivalent interest income	4,570	3,723	847	22.8%
Interest expense	1,110	736	374	50.8%

Net interest income	$3,460	$2,987	$473	15.8%

Average interest-earning assets	$273,350	$240,435	$32,915	13.7%
Average interest-bearing liabilities	$189,286	$173,980	$15,306	8.8%

Average yields earned (1)	6.69%	6.19%	50	b.p.	(3)
Average rates paid (1)	2.35%	1.69%	66	b.p.	(3)
Net interest spread (1)	4.34%	4.50%	(16)	b.p.	(3)
Net interest margin (1) (2)	5.06%	4.97%	9	b.p.	(3)

(1)	Ratios for the three months ended June 30, 2005 and 2004 have been annualized
(2)	Computed by dividing non-interest income by average interest-earning assets
(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	(Decrease)	Change

Interest income	$8,613	$7,304	$1,309	17.9%
Tax effect of non-taxable interest income	139	77	62	80.5%

Tax equivalent interest income	8,752	7,381	1,371	18.6%
Interest expense	2,061	1,490	571	38.3%

Net interest income	$6,691	$5,891	$800	13.6%

Average interest-earning assets	$269,970	$237,254	$32,716	13.8%
Average interest-bearing liabilities	$189,502	$171,759	$17,743	10.3%

Average yields earned (1)	6.48%	6.22%	26	b.p.	(3)
Average rates paid (1)	2.18%	1.73%	45	b.p.	(3)
Net interest spread (1)	4.30%	4.49%	(19)	b.p.	(3)
Net interest margin (1) (2)	4.96%	4.97%	(1)	b.p.	(3)

(1)	Ratios for the six months ended June 30, 2005 and 2004 have been annualized
(2)	Computed by dividing non-interest income by average interest-earning assets
(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the quarter ended June 30, 2005 to the quarter ended June 30, 2004, tax equivalent interest income was $847,000 higher, due to an increase of $32.9 million in average interest-earning assets. Interest expense increased $374,000 as average interest-bearing liabilities increased $15.3 million. With increasing interest rates, the interest margin for the three-months ended June 30, 2005 was 5.06%, compared to 4.97% for the same period in 2004. Prime rate has increased 100 basis points from 5.25% at December 31, 2004 to 6.25% as of June 30, 2005. For the six month period ended June 30, 2005, net interest margin decreased to 4.96% compared to 4.97% for the same period of 2004. The increase of 45 basis points in the average rates paid during the six month period ended June 30, 2005 is the primary contributor to the decrease in the net interest margin.

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

Six months ended June 30, 2005 and 2004

The banking segment recorded a $60,000 provision for loan losses during the first six months of 2005. This provision was taken to support the continued growth of the portfolio. During the first six months of 2005 the Banking segment has recorded $117,000 in recoveries versus $38,000 in charge-offs.

During the first six months of 2004 the banking segment recorded a provision for loan losses of $87,000.  The banking segment recovered $163,000 form previously charged off loans.

Non-Interest Income
Three and Six months ended June 30, 2005 and 2004
Non-interest income consists of the following components:
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(dollars in thousands)	2005	2004	2005	2004

Service charge on deposit accounts	$144	$173	$ 281	$361
(Losses) gains on loans sold	-	(33)	-	139
Mortgage brokerage fees	55	149	134	254
Escrow fees	-	-	-	-
Credit Card income	79	139	204	277
Fiduciary income	150	97	297	198
Increase in cash surrender value of bank-owned life insurance	83	103	165	236
ATM income	14	15	26	27
Safe deposit box fees	2	1	25	25
Gain (loss) on sale of repossessed assets	21	65	21	(15)
Other miscellaneous fees and income	14	13	27	28

Total non-interest income	$562	$722	$ 1,180	$1,530

Total non-interest income declined $160,000 when comparing the quarters ending June 30, 2005, and 2004. Due to a slow down in home refinancing mortgage, brokerage fees for three months ended June 30, 2005 were $55,000 compared to $149,000 for the same period in 2004. Credit Card income for the second quarter of 2005 was $79,000 compared to $139,000 during the same period. The decline in Credit Card income is a result of converting to a new processor. This decline, as noted below, was more than offset by a decrease in Credit Card expenses to $57,000 for the three months ended June 30, 2005 from $136,000 for the same period in 2004. Fiduciary income increased $53,000 for the three months ended June 30, 2005, compared the same period of 2004. This was the result of increased business development activities.

Total non-interest income declined $350,000 for the six month period ended June 30, 2005, compared to the same period of 2004. A decline of mortgage brokerage fees of $120,000 due to a slowdown in this business segment accounts for 34% of the overall decline. A decline of $80,000 in service charges on deposit accounts was the result of higher average balances maintained in customer accounts. The decline of $139,000 in gains on loans sold was the result of closing the mortgage company offices in Bellevue and Seattle. Increased business develop activities resulted in a $99,000 increase in Fiduciary income for the six month period ended June 30, 2005, compared to the same period of 2004.

Non-Interest Expense

Three and Six ended June 30, 2005 and 2004

Non-interest expense consists of the following components:

	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,

(dollars in thousands)	2005	2004	2005	2004

Salaries and employee benefits	$1,667	$1,571	$3,364	$3,233
Net occupancy and equipment	346	377	694	812
Professional fees	191	181	384	341
Business taxes	55	49	106	104
Advertising	73	21	133	52
FDIC insurance	8	103	16	207
Credit card expense	57	136	193	266
Data processing and communications	65	76	138	154
Loan expense	10	12	18	27
Postage and freight	62	59	127	121
Travel and education	78	44	103	80
Stationery and supplies	42	30	74	67
Temporary help	2	2	13	6
Amortization of intangible assets	-	67	-	133
Insurance Premiums	44	48	86	89
Placement fees and other employee hiring expenses	3	38	5	88
Expenses relating to other real estate owned	19	23	34	42
Other miscellaneous expenses	237	180	386	368

Total non-interest expense	$2,959	$3,017	$5,874	$6,190

At June 30, 2005, the Company had 114 full-time equivalent employees compared to 105 at June 30, 2004. Also included in salary expenses are ordinary annual wage increases for existing employees.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. When compared to June 30, 2004, there was a decrease of $31,000 due to less repair expenses.

The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first Six months of 2004, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. The Bank was not required to pay an assessment rate during the last six months of 2004 and the first Six months of 2005, resulting in the lower expense during that period. In addition, under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for insured deposits is $0.0144 per $100 of deposits per year. Any increase in deposit insurance premiums or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

Advertising expense increased $81,000 for the six months ended June 30, 2005, compared to the same period of 2004. This was the result of increased advertising to attract deposits in the Company's market areas.

The full amortization in 2004 of the deposits purchased from Wells Fargo in 1997 resulted in the decrease in amortization of intangible assets expense of $133,000 during the six month period ended June 30, 2005, compared to the same period of 2004. Costs related to the operation and disposition of other real estate owned has declined as the number and value of properties has decreased.

The increase in other miscellaneous expenses in the second quarter of 2005 is primarily due to an $80,000 provision for a potential operating loss that may result from accepting a questionable deposit.

Income Taxes
Three and Six months ended June 30, 2005 and 2004

During the second quarter of 2005 the provision for income taxes was $247,000 compared to $114,000 for the second quarter of 2004. The average effective tax rate for the three months ended June 30, 2005 was 25.69% compared to 20.64% during the same period in 2004.

For the six month period ended June 30, 2005 the provision for income taxes was $469,000 compared to $231,000 for the same period of 2004. The average effective tax rate for the six months of 2005 was 25.45% compared to 20.58% for the same period in 2004. The increase in the effective rate is a result of overall stronger performance by the Company.

Loans

Total loans outstanding were $208.7 million and $189.3 million at June 30, 2005 and December 31, 2004, respectively. Unfunded loan commitments such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $68.4 million at June 30, 2005 and $53.6 million at December 31, 2004.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

	June 30, 2005		December 31, 2004

(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$66,046	31.54%	$55,381	29.18%
Real estate construction	28,031	13.38%	25,258	13.31%
Real estate commercial	83,154	39.71%	79,128	41.68%
Real estate mortgage	27,920	13.33%	27,248	14.36%
Consumer and other	4,281	2.04%	2,784	1.47%

	209,432	100.00%	189,799	100.00%

Deferred loan fees	(701)		(453)

Total loans	208,731		189,346
Allowance for loan losses	(3,935)		(3,796)

Total loan, net	$204,796		$185,550

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Company evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan risk-rating categories. At a loan's inception, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss. All loans rated 7-10 are collectively the Company's "Watch List". The specific grades from 7-10 are "watch list" (risk-rating 7), "special mention" (risk-rating 7.5), "substandard" (risk-rating 8), "doubtful" (risk-rating 9), and "loss" (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improves the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with four components, specific allowance, general allowance, special allowance, and an unallocated allowance.

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

General Allowance. All loans that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

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
  Concentrations both geographic and industry-specific;
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

Management's evaluation of the loan portfolio resulted in total allowances for loan losses of $3.9 million at June 30, 2005 and $3.8 million December 31, 2004. The allowance, as a percentage of total loans, declined from 2.00% to 1.89% at June 30, 2005. Management believes the allowance for loan losses at June 30, 2005 is adequate to absorb current potential or anticipated losses. The following table shows the components of the allowance for loan loss for the periods indicated:

(unaudited)	June 30, 2005		December 31, 2004

(dollars in thousands)	Amount	Percent	Amount	Percent

General	$2,016	51.23%	$1,779	46.87%
Specific	237	6.02%	-	0.00%
Special	1,547	39.31%	1,382	36.41%
Unallocated	135	3.44%	635	16.73%

	$3,935	100.00%	$3,796	100.01%

Based on Management's assessment of the watch list loans, the unallocated amount of reserves has been decreased by $500,000 from December 31, 2004 to June 30, 2005 and reallocated to specific and special reserves. The reserve for specific loans was increased from 0.00% to 6.02% . Management believes the local economic recovery, excluding new housing construction segments, is still behind the national trend. Coupled with the anticipation of an increasing interest rate environment, additional special reserves have been allocated against potential cash flow strains of the Company's borrowers.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

	Six Months Ended		Year Ended
	June 30,		December 31,

(dollars in thousands)	2005	2004	2004

Loans outstanding at end of period, net of deferred fees (1)	$ 208,731	$170,177	$ 189,346
Average loans outstanding during the period (1)	$ 202,541	$167,633	$ 176,449
Allowance for loan losses, beginning of period	$ 3,796	$3,968	$3,968
Loans charged off:
Commercial	-	67	138
Real Estate	-	76	391
Consumer	31	8	58
Credit Cards	7	60	88

Total loans charged-off	38	211	675

Recoveries:
Commercial	64	165	212
Real Estate	38	25	44
Consumer	9	3	28
Credit Cards	6	5	9

Total recoveries	117	198	293
Provision for loan losses	60	87	210

Allowance for loan losses, end of period	$ 3,935	$4,042	$3,796

Net loans charged-off (recovered) during the period	(79)	13	382
Ratio of net loans charged-off to average loans outstanding	-0.04%	0.01%	0.22%
Ratio of allowance for loan losses to loans at end of period	1.89%	2.38%	2.00%

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

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	June 30,	December 31,
(dollars in thousands)	2005	2004

Loans on non-accrual status	$973	$84
Loans past due greater than 90 days but not on non-accrual status	-	1
Other real estate owned	643	733
Other repossessed assets	-	-

Total non-performing assets	$1,616	$818

Total assets	$301,831	$273,286

Percentage of non-performing assets to total assets	0.54%	0.30%

Total non-performing assets at June 30, 2005 increased to $1.6 million from $818,000 as of December 31, 2004, primarily due to a single loan of $973,000 being placed on non-accrual status; however, this loan is fully guaranteed as to principal by an agency of the U.S. Government (USDA). This non-performing loan was paid in full in July.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

Brokered certificates of deposit are a funding source the Company utilizes to provide additional liquidity as necessary. At June 30, 2005, the Company's brokered certificate of deposit balance was $38.7 million compared to $41.3 million at December 31, 2004. Overnight federal funds borrowing lines with correspondent banks provide access to an additional $42.5 million for short-term liquidity needs. In addition, the Company has an established borrowing line with the FHLB that permits it to borrow up to 20% of the Bank's assets, or $57.2 million as of June 30, 2005, subject to collateral limitations. With the collateral available on June 30, 2005, the Company could borrow up to $37.0 million, subject to purchase of additional FHLB stock. The line is available for overnight federal funds, or notes with other terms and maturities. At June 30, 2005, notes payable to the FHLB were $400,000 compared to $472,900 at December 31, 2004. The notes payable at June 30, 2005 have original maturity periods ranging from 10 years through 15 years, bear interest at rates ranging from 6.11% to 8.62%, and mature from 2006 to 2009.

Investment in securities available-for-sale was $55.6 million at June 30, 2005 compared to $60.0 million at December 31, 2004.

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

The following table presents selected capital information for the Company and the Bank as of June 30, 2005 and December 31, 2004:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005
Total risk-based capital:
Consolidated	$ 50,842	21.27%	$ 19,124	>8.00%	N/A	N/A
Bank	$ 46,129	19.36%	$ 19,062	>8.00%	$ 23,828	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 47,842	20.01%	$ 9,562	>4.00%	N/A	N/A
Bank	$ 43,139	18.10%	$ 9,531	>4.00%	$ 14,297	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 47,842	16.46%	$ 11,668	>4.00%	N/A	N/A
Bank	$ 43,139	14.88%	$ 11,595	>4.00%	$ 14,494	>5.00%

December 31, 2004
Total risk-based capital:
Consolidated	$ 37,068	17.26%	$ 17,182	>8.00%	N/A	N/A
Bank	$ 36,297	16.95%	$ 17,136	>8.00%	$ 21,419	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 34,370	16.00%	$ 8,591	>4.00%	N/A	N/A
Bank	$ 33,606	15.69%	$ 8,568	>4.00%	$ 12,852	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 34,370	12.64%	$ 10,879	>4.00%	N/A	N/A
Bank	$ 33,606	12.38%	$ 10,858	>4.00%	$ 13,572	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require Cowlitz Bancorporation and Cowlitz Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). Management believes that as of June 30, 2005 and December 31, 2004, Cowlitz Bancorporation and Cowlitz Bank substantially exceeded all relevant capital adequacy requirements.

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

Interest Rate Risk

The Company's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Company's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Company's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures.  For the period ended June 30, 2005 the Company is slightly asset sensitive.

Item 4. Controls and Procedures

As of June 30, 2005, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter that materially affected or is reasonably likely to materially affect these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Cowlitz Bancorporation Annual Shareholder's Meeting was held on May 27, 2005.

(b)	All seven directors stood for election at the Annual Shareholder's Meeting and the seven individuals listed in Item 4(c) below were elected.

(c)	A brief description of the only matter voted upon at the Annual Shareholders' meeting held on May 27, 2005 and number of votes cast for, against, or withheld, including a separate tabulations with respect to each nominee is presented below:

Nominee	Votes For	Percentage of Voted	Withheld	Percentage of Voted

Mark F. Andrews Jr.	1,664,308	54.27	1,402,457	45.73
Ernie D. Ballou	1,664,308	54.27	1,402,457	45.73
Richard J. Fitzpatrick	1,664,308	54.27	1,402,457	45.73
John S. Maring	2,266,555	73.91	800,210	26.09
John M. Petersen	2,268,820	73.98	797,945	26.02
Phill S. Rowley	1,664,308	54.27	1,402,457	45.73
Linda M. Tubbs	2,268,890	73.98	797,875	26.02

(d) None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following constitutes the exhibit index.

2	Agreement and Plan of Reorganization by and among the Company, Cowlitz Bank, AEA Bancshares, Inc. and Asia-Europe-Americas Bank dated May 3, 2005 (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed May 4, 2005)

3.1	Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 9, 2005)

3.2	Bylaws (incorporated by reference from the Company's Registration Statement on Form S-1, Reg. No. 333-44355)

10.1	Employment Agreement with Randy Blake, Vice President and Chief Financial Officer, dated June 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 21, 2005)

10.2	Placement Agreement dated April 28, 2005, between the Company and its financing subsidiary Cowlitz Statutory Trust I, on the one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents, relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-126423)

10.3	Guarantee Agreement dated April 29, 2005 between the Company and Wilmington Trust Company relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-126423)

31.1	Certification of Chief Executive Officer

31.2	Certification Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005
Cowlitz Bancorporation (Registrant)
By:
/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

By:
/s/ Randy V. Blake
Randy V. Blake, Vice-President, Chief Financial Officer

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

Date: August 12, 2005

/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick, Chief Executive Officer Cowlitz Bancorporation

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Randy V. Blake, certify that:

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

Date: August 12, 2005

/s/ Randy V. Blake Randy V. Blake, Chief Financial Officer Cowlitz Bancorporation

Exhibit 32

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of Cowlitz Bancorporation (the "Registrant") pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrant's quarterly report of Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), that:

	(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick Chief Executive Officer Cowlitz Bancorporation
/s/ Randy V. Blake Randy V. Blake Chief Financial Officer Cowlitz Bancorporation
August 12, 2005