Form 10-Q
period 2005-09-30
COWLITZ BANCORPORATION
filed 2005-11-15
CIK 894267

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended September 30, 2005

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the transition period from ______ to ______

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1529841
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value on October 31, 2005: 4,189,146 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
		PAGE
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Condition -	3
	September 30, 2005, and December 31, 2004
	Consolidated Statements of Income -	4
	Three and nine months ended September 30, 2005 and September 30, 2004
	Consolidated Statements of Changes in Shareholders' Equity -	5
	Year ended December 31, 2004 and nine months ended September 30, 2005
	Consolidated Statements of Cash Flows -	6
	Nine months ended September 30, 2005 and 2004
	Notes to Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition	10-19
	And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19-20

Item 4.	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	20

	Certification of Chief Executive Officer and Chief Financial Officer	21-24

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)
(unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Cash and cash equivalents	$ 13,045	$ 8,332
Investment securities:
Available-for-sale (at fair value, cost of $52,739 and $58,400 at
September 30, 2005 and December 31, 2004, respectively)	52,480	60,005

Total investment securities	52,480	60,005

Federal Home Loan Bank stock, at cost	1,051	1,047

Loans, net of deferred loan fees	227,766	189,346
Allowance for loan losses	(4,054)	(3,796)

Total loans, net	223,712	185,550

Cash surrender value of bank-owned life insurance	11,364	8,585
Premises and equipment, net of accumulated depreciation of $4,944 and
$4,703 at September 30, 2005 and December 31, 2004, respectively	3,944	4,017
Goodwill	852	852
Accrued interest receivable and other assets	5,168	4,898

TOTAL ASSETS	$ 311,616	$ 273,286

LIABILITIES
Deposits:
Non-interest-bearing demand	$ 64,826	$ 51,982
Savings and interest-bearing demand	75,501	77,709
Certificates of deposit	115,561	104,919

Total deposits	255,888	234,610

Federal funds purchased	2,525	475
Federal Home Loan Bank notes payable	367	473
Other borrowings	34	38
Junior subordinated debentures	12,372	-
Accrued interest payable and other liabilities	2,896	1,992

TOTAL LIABILITIES	274,082	237,588

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, no par value; 25,000,000 shares authorized; with 4,189,146 and 4,173,552 shares issued and outstanding at September 30, 2005 and
December 31, 2004, respectively	19,647	19,511
Additional paid-in capital	2,022	2,022
Retained earnings	16,036	13,951
Accumulated other comprehensive income, net of taxes	(171)	214

TOTAL SHAREHOLDERS' EQUITY	37,534	35,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 311,616	$ 273,286

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$4,438	$3,207	$11,680	$9,335
Interest on taxable investment securities	460	501	1,471	1,420
Interest on non-taxable investment securities	161	96	431	261
Other interest and dividend income	49	19	139	111

Total interest income	5,108	3,823	13,721	11,127

INTEREST EXPENSE
Savings and interest-bearing demand	207	202	577	592
Certificates of deposit	951	490	2,493	1,469
Federal funds purchased	18	12	42	17
Federal Home Loan Bank notes payable	7	10	23	40
Junior subordinated debt	166	-	274	-
Other borrowings	1	13	2	99

Total interest expense	1,350	727	3,411	2,217

Net interest income before provision for loan losses	3,758	3,096	10,310	8,910

PROVISION (BENEFIT) FOR LOAN LOSSES	310	73	370	160

Net interest income after provision for loan losses	3,448	3,023	9,940	8,750

NON-INTEREST INCOME
Service charges on deposit accounts	139	174	420	535
(Losses) gains on loans sold	-	(17)	-	122
Mortgage brokerage fees	105	73	239	327
Credit card income	83	159	287	436
Fiduciary income	142	104	439	302
Increase in cash surrender value of bank-owned life insurance	114	96	279	332
Net gains (losses) on sale of available for sale securities	(68)	8	(68)	8
Net gains (losses) on sale of repossessed assets	96	6	117	(9)
Other income	31	32	109	112

Total non-interest income	642	635	1,822	2,165

NON-INTEREST EXPENSE
Salaries and employee benefits	1,675	1,499	5,039	4,732
Net occupancy and equipment expense	336	353	1,030	1,165
Professional fees	212	187	596	528
Business taxes	57	69	163	173
Advertising	86	47	219	97
FDIC insurance assessment	8	8	24	215
Credit card expense	56	154	249	420
Data processing and communications	72	73	210	227
Loan expense	32	-	50	27
Postage and freight	68	55	195	176
Travel and education	59	45	162	125
Stationery and supplies	46	29	120	96
Temporary help	-	53	13	59
Amortization of intangible assets	-	66	-	199
Expenses relating to other real estate owned	10	29	44	71
Net loss on sale of available for sale securities	-		-	-
Impairment Expense-Fluke LLC	136	-	136	-
Other expenses	203	303	680	850

Total non-interest expense	3,056	2,970	8,930	9,160

Income before provision for income taxes	1,034	688	2,832	1,755
INCOME TAX PROVISION	278	171	747	402

NET INCOME	$756	$517	$2,085	$1,353

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.18	$0.13	$0.50	$0.34

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.17	$0.13	$0.48	$0.34

WEIGHTED-AVERAGE SHARES OUTSTANDING – BASIC	4,186,713	4,004,149	4,179,239	3,941,902

WEIGHTED-AVERAGE SHARES OUTSTANDING – DILUTED	4,395,171	4,097,244	4,339,751	4,037,722

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
			(unaudited)		Accumulated
	Common stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income (loss)

BALANCE, December 31, 2003	3,898,652	$ 17,957	$1,609	$12,011	$225	$31,802
Comprehensive income:
Net income	-	-	-	1,940	-	1,940	$1,940
Net unrealized gain on investments
reclassified from held-to-maturity
to available-for sale, net of
deferred taxes of $134	-	-	-	-	261	261	261
Net changes in unrealized gains on
investments available-for-sale,
net of deferred taxes of $140	-	-	-	-	(272)	(272)	(272)

Comprehensive income							$1,929

Proceeds from the exercise of
stock options	274,900	1,554	-	-	-	1,554
Tax benefit from the exercise
of stock options	-	-	413	-	-	413

BALANCE, December 31, 2004	4,173,552	$ 19,511	$2,022	$13,951	$214	$35,698
Comprehensive income:
Net income	-	-	-	2,085	-	2,085	$2,085
Net unrealized gains on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $134	-	-	-	-	(385)	(385)	(385)

Comprehensive income							$1,700

Proceeds from the exercise of
stock options	15,594	136	-	-	-	136
Tax benefit from the exercise
of stock options	-	-	-	-	-	-

BALANCE, September 30, 2005	4,189,146	$ 19,647	$2,022	$16,036	$(171)	$37,534

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations	$ 2,085	$1,353
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax expense	428	-
Depreciation and amortization	242	503
Provision for loan losses	370	160
Increase in cash surrender value of bank-owned life insurance	(279)	(332)
Federal Home Loan Bank stock dividends	(4)	(40)
Net (gains) losses on maturities and sales of investment securities available-for-sale	68	(8)
Net amortization of investment security premiums and accretion of discounts	111	259
Net (gains) losses on sales of foreclosed assets	(130)	9
Net (gains) losses on the sale and disposal of premises and equipment	-	(4)
Net gains on loans sold	-	(122)
Origination of loans held-for-sale	-	(3,019)
Proceeds from loan sales	-	10,663
Decrease (increase) in accrued interest receivable and other assets	(850)	504
Increase in accrued interest payable and other liabilities	904	358

Net cash from operating activities	2,945	10,284

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held-to-maturity	-	95
Proceeds from maturities and sales of investment securities available-for-sale	10,223	20,707
Purchases of held-to-maturity investment securities	-	(380)
Purchases of available-for-sale investment securities	(3,460)	(24,656)
Proceeds from redemption of Federal Home Loan Bank stock	-	977
Purchase of Federal Home Loan Bank stock	-	(10)
Net increase in loans	(38,532)	(23,071)
Proceeds from sale of foreclosed assets	852	1,059
Purchases of premises and equipment	(169)	(94)
Proceeds from the sale of premises and equipment	-	4
Investment in Trust	(372)	-
Purchase of bank-owned life insurance	(2,500)	-

Net cash from investment activities	(33,958)	(25,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in savings, noninterest-bearing and interest-bearing demand deposits	10,636	(13,761)
Net increase in certificates of deposit	10,642	8,497
Net increase in federal funds purchased	2,050	9,075
Proceeds from Federal Home Loan Bank notes payable	-	10,000
Repayment of Federal Home Loan Bank notes payable	(106)	(15,135)
Proceeds from other borrowings	-	1,360
Repayment of other borrowings	(4)	(4,060)
Proceeds from issuance of junior subordinated debentures (Trust preferred securities)	12,372	-
Proceeds from the exercise of stock options	136	1,496

Net cash from financing activities	35,726	(2,528)

Net decrease in cash and cash equivalents	4,713	(17,613)
CASH AND CASH EQUIVALENTS, beginning of period	8,332	24,527

CASH AND CASH EQUIVALENTS, end of period	$ 13,045	$6,914

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Operations

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for The Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Cowlitz Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Cowlitz Bank also provides mortgage-banking services through its Bay Mortgage division. During much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and the first quarter of 2004.

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

2. Principles of Consolidation and Operating Segments

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

In April 2005, the Company formed Cowlitz Statutory Trust I (the Trust), a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). During April 2005, the Trust issued $12 million in Trust Preferred Securities. In accordance with Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," the Company does not consolidate the Trust.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principals, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results to be anticipated for the year ending December 31, 2005. The interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including the notes thereto, included in Company's 2004 Form 10-K.

Internal financial information is primarily recorded and aggregated in three lines of business: commercial banking, mortgage banking, and trust services. While management monitors the revenue streams of the various products and services, the mortgage banking and trust segments are not individually material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated within one reportable operating segment.

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

5. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted-average shares – basic	4,186,713	4,004,149	4,179,239	3,941,902
Effect of assumed conversion of stock options	208,458	93,095	160,512	95,820

Weighted-average shares – diluted	4,395,171	4,097,244	4,339,751	4,037,722

6. Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." This statement replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model. This statement is effective for interim and annual periods beginning after December 15, 2005. At this time, the Company does not believe the future impact on earnings to be materially different than what has historically been reported as the pro forma effect to income in Note 7. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

In September, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP), which will be re-titled FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

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

	Three Months Ended		Three Months Ended			Nine Months Ended	Nine Months Ended
	September 30, 2005		September 30, 2004			September 30, 2005	September 30, 2004

	As	Pro	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma

			(dollars in thousands, except for share amounts)
Net income	$ 756	$737	$ 517	$430	$2,085	$1,850	$ 1,353	$1,182

Basic earnings per share	$ 0.18	$0.18	$ 0.13	$0.11	$0.50	$0.44	$ 0.34	$ 0.30

Diluted earnings per share	$ 0.17	$0.17	$ 0.13	$0.10	$0.48	$0.43	$ 0.34	$ 0.29

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,			September 30,

	2005	2004	2005	2004

Dividend yield	-	0.00%	0.00%	0.00%
Expected life (years)	-	4.26	4.26	4.26
Expected volatility	-	35.81%	35.12%	35.81% - 38.40%
Risk-free rate	-	2.78%	4.00%	2.78% - 2.98%

8. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in "Other Comprehensive Income" on the consolidated statement of changes in shareholders' equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Unrealized gain (loss) arising during the period, net of tax	$(464)	$649	$(453)	$57
Reclassification adjustment for net realized (gains) losses
on securities available-for-sale included in net
income during the period, net of tax	68	(8)	68	(8)

Net unrealized gain (loss) included in
other comprehensive income, net of tax	$(396)	$641	$(385)	$49

9. Junior Subordinated Debentures

In April 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company's Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of September 30, 2005, trust preferred accounted for 24.67% of Tier 1 capital. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on April 29 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after April 29, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the three-month and nine month periods ended September 30, 2005, the Company recorded interest expense related to the Trust Preferred Securities of $166,000 and $274,000, respectively.

10. Subsequent Event

As of November 1, 2005, the Company and the Bank completed the merger transaction with AEA Bancshares, Inc. ("AEA") and its wholly owned subsidiary bank, Asia-Europe-Americas Bank. The former Asia-Europe-Americas bank office in Seattle will operate as a Bay Bank branch. Each share of AEA common stock converted into 1.9242 shares of the Company's common stock, with fractional shares paid in cash, based on a value for the Company's common stock of $11.34 per share, which was the value established in the merger agreement dated May 3, 2005. A total of approximately 570,000 shares of the Company's common stock have been delivered to Mellon Investor Services, Inc., as the exchange agent, for distribution to former AEA shareholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

The Company's net income for the third quarter of 2005 was $756,000 or $0.17 per diluted share, compared to net income of $517,000, or $0.13 per diluted share for the third quarter of 2004. Net income was $239,000 or 46% higher during the three months ended September 30, 2005 compared to the same period of 2004. The Company's net income for nine months ended September 30, 2005 was $2,085,000 or $0.48 per diluted share, compared to net income of $1,353,000 or $0.34 per diluted share for the same period of 2004. Net income for nine months ended September 30, 2005 was 54.1% higher compared to the same period of 2004. The Company's increase in net income was primarily a result of an increase in commercial lending activities.

Net interest income increased $662,000 during the third quarter of 2005, compared to the same period in 2004. Average earning assets increased $53 million from $243.7 million in the third quarter of 2004 to $296.7 million for the period ending September 30, 2005. Average interest bearing liabilities increased $35.1 million from $174.4 million to $209.5 million during the same period. Net interest income increased $1.4 million during the nine-month period ended September 30, 2005, as compared to the same period of 2004. Average earning assets for the nine months ended September 30, 2005 increased $41.2 million from $239.4 million to $280.6 million.

The Company recorded a provision for loan losses of $370,000 for the nine months ended September 30, 2005. This provision, coupled with $243,000 in charge-offs and $131,000 in recoveries, led to an increase in the allowance of $258,000 for the nine months ended September 30, 2005.

Financial Condition as of September 30, 2005 and 2004

At September 30, 2005, total assets were $311.6 million, an increase of $38.3 million or 14.03% from December 31, 2004 and an increase of $43.2 million or 16.1% from September 30, 2004. Liabilities increased to $274.1 million as of September 30, 2005 from $237.6 million as of December 31, 2004 and $233.3 million as of September 30, 2004.

The increase primarily resulted from an increase in loans of $38.4 million from December 31, 2004 to September 30, 2005. Cash and cash equivalents increased $4.7 million from December 31, 2004 to September 30, 2005. Bank-owned life insurance increased $2.8 million from December 31, 2004 to September 30, 2005. Total deposits increased $21.3 million of which $12.8 million was in non-interest bearing demand and $8.4 million was in the savings and interest-bearing demand deposit.

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

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for loan losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Loan Losses." Another critical accounting policy for the Company is related to the carrying value of goodwill. Goodwill was recognized as the excess of cost over the fair value of net assets acquired from the purchase of Bay Mortgage, and the Portland, Oregon branch of Bay Bank, formerly Northern Bank of Commerce. Goodwill was amortized using the straight-line method over a 15-year period until December 31, 2001. Effective January 1, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Bank ceased amortization of goodwill and completed its first of ongoing assessments of goodwill impairment in March 2002. The $852,000 current balance of goodwill is related entirely to the Northern Bank of Commerce purchase. Goodwill impairment will be deemed to exist in the future if the net book value of a reporting unit, considered by the Bank to represent its operating segments, exceeds its estimated fair value.

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

Three and nine months ended September 30, 2005 and 2004

Interest income from certain of the Company's earning assets is non-taxable. The following tables present interest income and expense, including adjustments for non-taxable interest income, and the resulting tax adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated.

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2005	2004	(Decrease)		Change

Interest income	$5,108	$3,823	$1,285		33.6%
Tax effect of non-taxable interest income	64	44	20		45.5%

Tax equivalent interest income	5,172	3,867	1,305		33.7%
Interest expense	1,350	727	623		85.7%

Net interest income	$3,822	$3,140	$682		21.7%

Average interest-earning assets	$296,673	$243,739	$52,934		21.7%
Average interest-bearing liabilities	$209,540	$174,425	$35,115		20.1%

Average yields earned (1)	6.97%	6.35%	62	b.p.	(3)
Average rates paid (1)	2.58%	1.67%	91	b.p.	(3)
Net interest spread (1)	4.39%	4.68%	(29)	b.p.	(3)
Net interest margin (1) (2)	5.15%	5.15%	-	b.p.	(3)

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2005	2004	(Decrease)		Change

Interest income	$13,721	$11,127	$2,594		23.3%
Tax effect of non-taxable interest income	174	121	53		43.8%

Tax equivalent interest income	13,895	11,248	2,647		23.5%
Interest expense	3,411	2,217	1,194		53.9%

Net interest income	$10,484	$9,031	$1,453		16.1%

Average interest-earning assets	$280,608	$239,432	$41,176		17.2%
Average interest-bearing liabilities	$197,967	$172,653	$25,314		14.7%
Average yields earned (1)	6.60%	6.26%	34	b.p.	(3)
Average rates paid (1)	2.30%	1.71%	59	b.p.	(3)
Net interest spread (1)	4.30%	4.55%	(25)	b.p.	(3)
Net interest margin (1) (2)	4.98%	5.03%	(5)	b.p.	(3)

(1)	Ratios for the three and nine months ended September 30, 2005 and 2004 have been annualized

(2)	Computed by dividing net-interest income by average interest-earning assets

(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the quarter ended September 30, 2005 to the quarter ended September 30, 2004, tax equivalent net-interest income was $682,000, due to an increase of $52.9 million in average interest-earning assets. Interest expense increased $623,000 as average interest-bearing liabilities increased $35.1 million. The interest margin for the three-months ended September 30, 2005 and 2004 remained at 5.15% . Prime rate has increased 150 basis points from 5.25% at December 31, 2004 to 6.75% as of September 30, 2005. For the nine-month period ended September 30, 2005, net interest margin decreased to 4.98% compared to 5.03% for the same period of 2004.

Provision for Loan Losses

The amount of the allowance for loan losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. The analysis considers past charge-off experience, a careful analysis of the current loan portfolio, the level of non-performing and impaired loans, evaluation of future economic trends in the Bank's market area, and other factors relevant to the loan portfolio. Based on this analysis, on a quarterly basis the Bank determines whether to record a provision for loan losses which increases the allowance to the level estimated by management to reflect probable losses in the loan portfolio. [See the "Allowance for Loan Losses" discussion for additional detail.]

Nine months ended September 30, 2005 and 2004

The Bank recorded a $370,000 provision for loan losses during the first nine months of 2005. This provision was taken to support the continued growth of the portfolio. Of this provision $310,000 was taken during the third quarter to support the strong loan growth that occurred during the quarter. During the first nine months of 2005 the Bank recorded $131,000 in recoveries versus $243,000 in charge-offs, for net charge-offs of $112,000.

During the first nine months of 2004 the Bank recorded a provision for loan losses of $160,000 and net charge-offs of $186,000.

Non-Interest Income
Three and Nine months ended September 30, 2005 and 2004
Non-interest income consists of the following components:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2005	2004	2005	2004

Service charge on deposit accounts	$ 139	$174	$ 420	$ 535
(Losses) gains on loans sold	-	(17)	-	122
Mortgage brokerage fees	105	73	239	327
Credit card income	83	159	287	436
Fiduciary income	142	104	439	302
Increase in cash surrender value of bank-owned life insurance	114	96	279	332
ATM income	16	15	42	42
Gain on sale of available-for-sale securities	(68)	8	(68)	8
Gain (loss) on sale of repossessed assets	96	6	117	(9)
Other miscellaneous fees and income	15	17	67	70

Total non-interest income	$ 642	$635	$ 1,822	$ 2,165

Total non-interest income increased $7,000 when comparing the quarters ending September 30, 2005, and 2004. An increase in mortgage activity led to an increase of $32,000 in brokerage fees for three months ended September 30, 2005, $105,000 compared to $73,000 for the same period in 2004. In 2005 the Bank converted to a new card processor, which reduced income and expense. Credit Card income for the third quarter of 2005 was $83,000 compared to $159,000 during the same period in 2004. Expense decreased to $56,000 for the three months ended September 30, 2005 from $154,000 for the same period in 2004. Fiduciary income increased $38,000 for the three months ended September 30, 2005, compared the same period of 2004. This was the result of increases in trust accounts and assets under management.

Total non-interest income declined $343,000 for the nine-month period ended September 30, 2005, compared to the same period of 2004. A decline of mortgage brokerage fees of $88,000, due to a slowdown in this business segment, accounts for 26% of the overall decline. A decline of $115,000 in service charges on deposit accounts was the result of higher average balances maintained in customer accounts. The decline of $122,000 in gains on loans sold was the result of closing the mortgage company offices in Bellevue and Seattle. Increased business development activities, which resulted in increases in trust accounts and assets under management, resulted in a $137,000 increase in Fiduciary income for the nine month period ended September 30, 2005, compared to the same period of 2004.

Non-Interest Expense
Three and Nine months ended September 30, 2005 and 2004
Non-interest expense consists of the following components:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2005	2004	2005	2004

Salaries and employee benefits	$1,675	$1,499	$ 5,039	$4,732
Net occupancy and equipment expense	336	353	1,030	1,165
Professional fees	212	187	596	528
Business taxes	57	69	163	173
Advertising	86	45	219	97
FDIC insurance	8	8	24	215
Credit card expense	56	154	249	420
Data processing and communications	72	73	210	227
Loan expense	32	-	50	27
Postage and freight	68	55	195	176
Travel and education	59	45	162	125
Stationery and supplies	46	29	120	96
Temporary help	-	53	13	59
Amortization of intangible assets	-	66	-	199
Insurance premiums	38	60	124	149
Placement fees and other employee hiring expenses	3	86	8	174
Expenses relating to other real estate owned	10	29	44	71
Impairment Expense-Fluke LLC	136		136	-
Other miscellaneous expenses	162	159	548	527

Total non-interest expense	$3,056	$2,970	$ 8,930	$9,160

Increases in salary and employee benefit expenses resulted from an increase in full-time equivalent employees from 105 at September 30, 2004 to 107 at September 30, 2005 as well as annual wage increases for existing employees.

Net occupancy and equipment expenses consist of depreciation on premises and equipment, lease costs, parking, maintenance and repair expenses, utilities and related expenses. In comparing the quarters ending September 30, 2004 and 2005, there was a decrease of $17,000 due to less repair expenses.

The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from zero per $100 of domestic deposits for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first six months of 2004, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. The Bank was not required to pay an assessment rate during the last six months of 2004 and the first nine months of 2005, resulting in the lower expense during that period. In addition, under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for insured deposits is $0.0134 per $100 of deposits per year. Any increase in deposit insurance premiums or FICO assessments could have an adverse effect on Cowlitz Bank's earnings.

The Bank increased advertising to attract new business in its market areas, resulting in increased advertising expense of $122,000 for the nine months ended September 30, 2005, compared to the same period of 2004.

The full amortization in 2004 of the deposits purchased from Wells Fargo in 1997 resulted in the decrease in amortization of intangible assets expense of $199,000 during the nine-month period ended September 30, 2005, compared to the same period of 2004.

Costs related to the operation and disposition of other real estate owned has declined as the number and value of properties has decreased.

From time to time the Company may invest in programs to support small business development through limited partnerships. These investments may provide tax credits, credit for Community Reinvestment Act (CRA) activity or other benefits. In 2004 the Company made a commitment to provide $1,000,000 to Fluke LLC, a Small Business Investment Company. Through the period ending September 30, 2005, the Company has invested $270,000 in Fluke LLC. After reviewing June 30, 2005 financials for Fluke LLC, management decreased the value of the investment by $136,000 so that it is currently carried at $134,000. This write down is a result the Company's share of the startup costs incurred by Fluke LLC from inception through September 30, 2005.

Income Taxes
Three and Nine months ended September 30, 2005 and 2004

During the third quarter of 2005 the provision for income taxes was $278,000 compared to $171,000 for the third quarter of 2004. The effective tax rate for the three months ended September 30, 2005 was 26.89% compared to 24.85% during the same period in 2004.

For the nine month period ended September 30, 2005 the provision for income taxes was $747,000 compared to $402,000 for the same period of 2004. The average effective tax rate for the nine months of 2005 was 26.38% compared to 22.91% for the same period in 2004. The increase in the effective rate is a result of overall stronger performance by the Company.

Loans

Total loans outstanding were $227.8 million and $189.3 million at September 30, 2005 and December 31, 2004, respectively. Unfunded loan commitments, such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $72.7 million at September 30, 2005 and $53.6 million at December 31, 2004.

The following table presents the composition of the Bank's loan portfolio at the dates indicated:

	September 30, 2005		December 31, 2004

(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$64,471	28.22%	$55,381	29.18%
Real estate construction	30,622	13.40%	25,258	13.31%
Real estate commercial	102,127	44.69%	79,128	41.68%
Real estate mortgage	28,597	12.52%	27,248	14.36%
Consumer and other	2,669	1.17%	2,784	1.47%

	228,486	100.00%	189,799	100.00%

Deferred loan fees	(720)		(453)

Total loans	227,766		189,346
Allowance for loan losses	(4,054)		(3,796)

Total loan, net	$223,712		$185,550

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of potential loan losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for loan losses. In determining the level of the allowance, the Bank evaluates the amount necessary for specific non-performing loans and estimates losses inherent in other loans. An important element in determining the adequacy of the allowance for loan losses is an analysis of loans by loan risk-rating categories. At a loan's inception, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss. All loans rated 7-10 are collectively the Bank's "Watch List". The specific grades from 7-10 are "watch list" (risk-rating 7), "special mention" (risk-rating 7.5), "substandard" (risk-rating 8), "doubtful" (risk-rating 9), and "loss" (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows, or improves the collateral position of a loan, the credits may be upgraded. Management reviews all credits periodically for changes in such factors. The result is an allowance with four components: specific allowance, general allowance, special allowance, and an unallocated allowance.

Specific Allowance. Loans on the Bank's Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, specific reserves may be allocated in addition to the general reserve percentage for that particular risk-rating.

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

Management's evaluation of the loan portfolio resulted in total allowance for loan losses of $4.1 million at September 30, 2005 and $3.8 million December 31, 2004. The allowance, as a percentage of total loans, declined from 2.00% on December 31, 2004 to 1.78% on September 30, 2005. Management believes the allowance for loan losses at September 30, 2005 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for loan loss for the periods indicated:

	September 30, 2005		December 31, 2004

(dollars in thousands)	Amount	Percent	Amount	Percent

General	$2,181	53.80%	$ 1,778	46.84%
Specific	132	3.26%	-	0.00%
Special	1,674	41.29%	1,382	36.41%
Unallocated	67	1.65%	636	16.75%

	$4,054	100.00%	$ 3,796	100.00%

Based on Management's assessment of the loan portfolio, the unallocated amount of reserves has been decreased by $569,000 from December 31, 2004 to September 30, 2005 and reallocated to specific and special reserves. The reserve for specific loans was increased from 0.00% to 3.26% of total reserves. Management believes the local economic conditions, excluding new housing construction segments, is lagging the national trend. Coupled with the anticipation of an increasing interest rate environment, additional special reserves have been allocated against potential cash flow strains of the Bank's borrowers.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

	Nine Months Ended
	September 30,		Year Ended
			December 31,
(dollars in thousands)	2005	2004	2004

Loans outstanding at end of period, net of deferred fees (1)	$ 227,766	$186,692	$ 189,346
Average loans outstanding during the period (1)	$ 206,086	$172,314	$ 176,449
Allowance for loan losses, beginning of period	$ 3,796	$3,968	$3,968
Loans charged off:
Commercial	181	126	138
Real Estate	-	180	391
Consumer	32	36	58
Credit Cards	30	82	88

Total loans charged-off	243	424	675

Recoveries:
Commercial	70	198	212
Real Estate	38	28	44
Consumer	14	6	28
Credit Cards	9	6	9

Total recoveries	131	238	293
Provision for loan losses	370	160	210

Allowance for loan losses, end of period	$ 4,054	$3,942	$3,796

Net loans charged-off during the period	112	186	382
Ratio of net loans charged-off to average loans outstanding	0.05%	0.11%	0.22%
Ratio of allowance for loan losses to loans at end of period	1.78%	2.11%	2.00%

(1) Excludes loans held-for-sale

Impaired Loans

The Bank, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes that, after considering economic and business conditions, collection efforts, and collateral position, the borrower's financial condition indicates that collection of principal is not probable.

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

Non-Performing Assets

Non-performing loans will generally include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	September 30,	December 31,
(dollars in thousands)	2005	2004

Loans on non-accrual status	$993	$84
Loans past due greater than 90 days but not on non-accrual status	-	1
Other real estate owned	11	733
Other repossessed assets	-	-

Total non-performing assets	$1,004	$818

Total assets	$311,616	$273,286

Percentage of non-performing assets to total assets	0.32%	0.30%

Total non-performing assets at September 30, 2005 increased to $1.0 million from $818,000 as of December 31, 2004. Other real estate owned was reduced through property sales. Non-accruing loans increased largely as a result of one loan moving to non-accrual status, which should be resolved in the fourth quarter of 2005.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

Brokered certificates of deposit are a funding source the Bank utilizes to provide additional liquidity as necessary. At September 30, 2005, the Bank's brokered certificate of deposit balance was $42.3 million compared to $41.3 million at December 31, 2004. Overnight federal funds borrowing lines with correspondent banks provide access to an additional $32.5 million for short-term liquidity needs. A fed fund line has also been established at FTN Financial Group for $10 million. In addition, the Bank has an established borrowing line with the Federal Home Loan Bank (the "FHLB") that permits it to borrow up to 20% of the Bank's assets, or $62.3 million as of September 30, 2005, subject to collateral limitations. With the collateral available on September 30, 2005, the Bank could borrow up to $32.4 million, subject to purchase of additional FHLB stock. The line is available for overnight federal funds, or notes with other terms and maturities. At September 30, 2005, notes payable to the FHLB were $367,221 compared to $472,900 at December 31, 2004. The notes payable at September 30, 2005 have original maturity period of 15 years, bear interest at rates ranging from 6.11% to 8.62%, and mature from 2006 to 2009.

Investment in securities available-for-sale was $52.5 million at September 30, 2005 compared to $60.0 million at December 31, 2004.

Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table presents selected capital information for the Company and the Bank as of September 30, 2005 and December 31, 2004:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005
Total risk-based capital:
Consolidated	$ 51,905	19.91%	$ 20,851	>8.00%	N/A	N/A
Bank	$ 47,326	18.21%	$ 20,783	>8.00%	$ 25,979	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 48,637	18.66%	$ 10,426	>4.00%	N/A	N/A
Bank	$ 44,068	16.96%	$ 10,392	>4.00%	$ 15,587	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 48,637	15.63%	$ 12,450	>4.00%	N/A	N/A
Bank	$ 44,068	14.19%	$ 12,421	>4.00%	$ 15,526	>5.00%

December 31, 2004
Total risk-based capital:
Consolidated	$ 37,068	17.26%	$ 17,182	>8.00%	N/A	N/A
Bank	$ 36,297	16.95%	$ 17,136	>8.00%	$ 21,419	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 34,370	16.00%	$ 8,591	>4.00%	N/A	N/A
Bank	$ 33,606	15.69%	$ 8,568	>4.00%	$ 12,852	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 34,370	12.64%	$ 10,879	>4.00%	N/A	N/A
Bank	$ 33,606	12.38%	$ 10,858	>4.00%	$ 13,572	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of September 30, 2005 and December 31, 2004, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Although the Bank has established lending criteria and an adequate allowance for loan losses to help mitigate credit risk, a downturn in economic conditions or in the real estate market, or a rapid increase in interest rates could have a negative effect on collateral values, cash flows, and borrowers' ability to repay. The Bank's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk

The Bank's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while structuring the Bank's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Bank's gap position and sensitivity to interest rate risk by subjecting the Bank's balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid, may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures. For the period ended September 30, 2005 the Bank is slightly asset sensitive.

Item 4. Controls and Procedures

As of September 30, 2005, the Company evaluated, under the supervision and the participation of Management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
None
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

Cowlitz Bancorporation (Registrant)
By:
/s/ Richard J. Fitzpatrick Date: November 10, 2005
Richard J. Fitzpatrick, President and Chief Executive Officer

By:
/s/ Donna P Gardner Date: November 14, 2005
Donna P Gardner, Vice-President, Chief Financial Officer