Form 10-K
period 2005-12-31
COWLITZ BANCORPORATION
filed 2006-04-03
CIK 894267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-23881

_______________________

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

_______________________

Washington	91-1529841
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

927 Commerce Ave., Longview, Washington 98632
(Address of principal executive offices) (Zip Code)

(360) 423-9800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
[ ] Large accelerated filer                                   [ ] Accelerated filer                                                        [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ]Yes [X] No

The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2005, was $40,634,514.

Common Stock, no par value, outstanding as of February 28, 2006: 4,772,251

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the registrant's proxy statement for the 2006 annual meeting of shareholders are incorporated by reference in Part III hereof.

Forward-Looking Statements

This discussion and information in this document, particularly in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the accompanying financial statements, contain certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are all statements other than statements of historical fact and are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions. Forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: the factors described in Item 1A of this report, changes in general economic conditions, competition for financial services in the market area of the company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Business

Introduction

Cowlitz Bancorporation (the "Company") was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the "Bank"), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Seattle and Vancouver, Washington, and Portland, Oregon, and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington. During 2002 and much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and first quarter of 2004.

On October 31, 2005, the Company acquired all of the outstanding shares of common stock of AEA Bancshares, Inc. (AEA), the parent company of Asia-Europe-Americas Bank, in an acquisition accounted for as a purchase. The acquisition is consistent with the Company's business banking expansion strategy in King County, Washington. The former Asia-Europe-Americas Bank office in Seattle operates as a Bay Bank branch.

The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Company's goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, and trust services. The Company also provided asset-based lending services to companies throughout the Western United States through its subsidiary, Business Finance Corporation ("BFC"), from 1998 until its sale in February 2002. BFC had net finance receivables of approximately $2.9 million at the date of the sale. The sale represented the disposal of a business segment and the gain from disposition of $423,000 was recorded within discontinued operations for the year ended December 31, 2002.

For the year 2005, the Company recorded net income of $3.0 million or $0.66 per diluted share of common stock. At December 31, 2005, the Company had total assets of $370.1 million, total liabilities of $325.2 million, and total shareholders' equity of $44.9 million. At December 31, 2005, total loans, net of deferred fees, were $270.2 million and total deposits were $309.2 million.

Products and Services

The Company offers a broad portfolio of products and services tailored to meet the financial needs of individuals and small business customers in its market areas. The Company believes this portfolio is generally competitive with the products and services of its competitors, including community banks, major regional and national banks, thrifts and credit unions.

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

Loan Products. The Company offers a broad range of loan products to retail and business customers. The Company maintains loan underwriting standards with written loan policies and individual lending limits. All new loans and renewals are reported monthly to the Company's Board of Directors. The Directors' Loan Committee approves particularly large loan commitments. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and an appropriate mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

Commercial Loans. Commercial lending is the primary focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include operating lines of credit that support accounts receivables and inventory, as well as secured term loans to finance machinery and equipment. For reporting purposes, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages or trust deeds on real property, although some of these loans were not made to finance real estate. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans with the primary purpose of financing the acquisition or development of real estate are secured by real property and are generally limited to 75% of the value of collateral. In most cases, the Company requires personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by lower single borrower lending limits imposed by law.

Real Estate Loans. Real estate loans are available for construction, purchase, or refinancing of residential properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. The Company provides customers access to long-term residential real estate loans through Bay Mortgage and its branch network, focusing on all facets of residential lending from single family homes to small multiplexes, including FHA and VA loans, construction and bridge loans. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property.

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

Trust Services. Cowlitz Bank is the only bank headquartered in Cowlitz County to offer complete in-house trust services. The trust department, located in the offices of the Main Branch in Longview, Washington, and an office in the Portland, Oregon Bay Bank branch, focuses on the needs of the customer, provides trust services to individuals, partnerships, corporations and institutions and acts as fiduciary of living trusts, estates, conservatorships and other plans. The Company believes these services add to the value of the Bank as a community bank by providing local access to services that are offered by out of the area financial institutions.

Internet Banking. Internet banking and cash management systems are available to both business and individual customers, providing secure access to information and services from the Company's website. Business clients can avail themselves of a comprehensive cash management program which allows them to easily and securely move money between accounts, wire funds, receive funds, pay bills, and generally manage their financial resources. Retail customers have the ability to access account information, pay bills, and manage their accounts by way of the internet. The Company's website address is www.cowlitzbancorp.com and the Bank's websites are www.cowlitzbank.com, www.bay-bank.com and www.bay-loans.com. The contents of this website are not incorporated into this document or into the Company's other filings with the SEC.

Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a debit card program, automated teller machines at five branches and one off-site location and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company provides drive-through facilities at three of its branches. The Company does not currently charge its customers fees for any of these services.

Market Areas and Competition

The Company's primary market areas in which it accepts deposits and makes loans are Cowlitz County, in southwest Washington; King County, Washington; the Portland metropolitan area in Oregon; and the surrounding counties in Washington and northwest Oregon. As a community bank, Cowlitz Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. Bay Mortgage operations are concentrated in southwestern Washington.

According to the US Department of Labor - Bureau of Labor Statistics website, both Washington (28th at 4.6%) and Oregon (44th at 5.3%) were among the states with relatively high unemployment rates during January 2006. However, Oregon was ranked second (tied with Florida and Missouri) as the state showing the largest reduction in unemployment rate compared with January 2005, and Washington was fifth. An improvement in employment rates was evident in all of the Bank's primary markets, with Longview in Cowlitz County enjoying the largest decline from an 8.5% unemployment rate in January 2005 to 6.8% in January 2006. The Portland-Vancouver metropolitan area unemployment rate fell to 5.3% and the Seattle metropolitan area's rate fell to 4.5% . Clark County, Washington, which includes Vancouver, continues to be one of the fastest growing counties in the state of Washington and the nation. Economists have forecasted a trend of only a modest slowdown in 2006 payroll growth in Washington. In Oregon, employment increased two years in a row in most manufacturing sectors through 2005. Oregon's economy is expected to continue to grow in 2006, but not as rapidly as in 2005. Management is cautiously optimistic that the positive employment trends will continue as the Pacific Northwest economy continues to strengthen.

The major competition for commercial and mortgage banking services in Cowlitz County comes from traditional banking and thrift institutions, as well as non-bank financial service providers such as credit unions and mortgage companies. Several of these competitors are not headquartered in Cowlitz County and many have relocated key functions (such as loan decisions) to regional offices outside of the area. Due to their larger capital bases, major banks and super-regional banks have significantly larger lending limits than the Company and generally have more expansive branch networks. Community banks located in Longview also compete with the Company and offer community based decision-making and the personal service associated with community banking. The Bay Bank branches in Bellevue and Seattle, Washington and in the Portland area are faced with a large number of national, regional and local competitors. Non-traditional banking entities such as investment banking firms, insurance companies, payday loan offices and related industries offering bank-like products, have also increased competition for deposits and loans.

Employees

As of December 31, 2005, the Company employed a total of 119 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

Regulation and Supervision

The Company and the Bank are subject to extensive federal and state regulations that significantly affect the respective activities of the Company and the Bank and the competitive environment in which they operate. These laws and regulations are intended primarily to protect depositors and the deposit insurance fund, rather than shareholders.

The description of the laws and regulations applicable to the Company and the Bank is not a complete description of the laws and regulations mentioned herein or of all such laws and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank

The Bank is a state chartered commercial bank, which is not a member of the Federal Reserve System, and is subject to primary regulation and supervision by the Director of Financial Institutions of the State of Washington (the "Washington Director") and by the Federal Deposit Insurance Corporation (the "FDIC"), which also insures bank deposits. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA") and, as such, is subject to the regulations of the Federal Reserve. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring bank holding companies to serve as a source of financial and managerial strength to their subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital to fund to its subsidiary banks during periods of financial stress or adversity.

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

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. These guidelines are similar to, although not identical with, the guidelines applicable to banks. See "FDICIA and Capital Requirements."

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

The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Federal Reserve Board classifies a bank holding company as "well capitalized" if it has a total risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater. The Company and the Bank are both "well-capitalized." FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.

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

In addition, the FDIC has established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets) of 3% for banks that meet certain specified criteria, including that the banks have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of not less than 4%.

At December 31, 2005, the regulatory capital ratios for the Company and the Bank were:

	December 31, 2005
	Company	Bank

Total risk-based capital to risk-weighted assets	18.89%	18.28%
Tier 1 Capital to risk-weighted assets	17.63%	17.02%
Tier 1 leverage ratio	15.92%	15.38%

Dividends. The principal source of the Company's cash revenues is dividends from the Bank. Under Washington law, the Bank may not pay dividends in an amount greater than its retained earnings as determined by generally accepted accounting principles. In addition, DFI has the authority to require a state-chartered bank to suspend the payment of dividends. The FDIC has the authority to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank or if it would cause a bank to become undercapitalized.

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

Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund (BIF). As an institution whose deposits are insured by BIF, Cowlitz Bank is required to pay deposit insurance premiums to BIF. FDIC regulations set deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no premium for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first and second quarters of 2004, and during 2003, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. The Bank's rating was upgraded effective the third quarter 2004, and the Bank is currently not required to pay a premium. Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits are $0.0132 per $100 of deposits per year. Any increase in deposit insurance or FICO assessments could have an adverse effect on the Bank's earnings.

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law, which significantly reformed various aspects of the financial services business. Among other things, the GLB Act:

  established a new framework under which bank holding companies and banks can own securities firms, insurance companies and other financial companies;
  provided consumers with new protections regarding the transfer and use of their non-public personal information by financial institutions; and
  changed the Federal Home Loan Bank ("FHLB") system in numerous ways revising the manner of calculating the Resolution Funding Corporation obligations payable by the FHLB and broadening the purposes for which FHLB advances may be used.

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

The Sarbanes-Oxley Act provides for, among other matters:

  a prohibition on personal loans by Cowlitz to its directors and executive officers except loans in the ordinary course of business made by the Bank;
  independence requirements for Board audit committee members and the Company's auditors;
  certification of Exchange Act reports by the chief executive officer and the chief financial officer;

  disclosure of off-balance sheet transactions;
  expedited reporting of stock transactions by insiders; and
  increased criminal penalties for violations of securities laws.

USA Patriot Act. In response to the terrorist attacks of September 2001, President Bush signed the USA Patriot Act into law on October 26, 2001. The Act requires financial institutions to, among other things, establish:

  an anti money laundering program; and
  due diligence procedures with respect to private banking accounts involving foreign individuals

The Act required federal banking agencies to consider the effectiveness of the Bank's anti-money laundering program, including enhanced record keeping and reporting procedures, when reviewing applications relating to mergers and acquisitions.

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

Item 1A. Risk Factors

The Company is extremely sensitive to the economy of the Pacific Northwest.

The Company operates primarily in Cowlitz County, Washington, the Seattle/Bellevue metropolitan area, and the Vancouver, Washington and Portland, Oregon metropolitan area. Local economic conditions in these areas have a significant impact on:

  the ability of the Company's customers to repay loans;
  the value of collateral securing loans;
  the demand for the Company's products and services; and
  the stability of deposits that create liquidity to support lending activities.

These areas have enjoyed positive employment trends recently but if the recovery is not as strong as anticipated in the region, the Company could be adversely affected.

Our borrowers may be unable or unwilling to repay loans.

The Company is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. Economic weakness or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. The Company's targeted customers are small to medium-size businesses, professionals, and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn or when payments increase due to significant increases in rates.

The Company has a high concentration of real estate collateral securing loans.

At December 31, 2005, approximately $190.0 million of the Company's loan portfolio, approximately 70%, was secured by real estate. The loan portfolio includes a significant number of construction and land development loans. Most of the real estate collateral is located in the Bank's primary market areas in Washington and Oregon. A significant deterioration of real estate collateral values in these market areas could adversely affect the Company.

Interest rates are subject to constant, often unpredictable changes.

The Company's earnings are largely derived from net interest income, which includes interest and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. Generally, in a rising interest rate environment, if rates paid on deposits and other sources of funds increase faster than rates received on loans and investment, the Company's net interest income could be adversely affected. Similarly, if rates received on loans in a falling interest rate environment decrease faster than rates paid on deposits and other sources of funds, the Company net interest income could be adversely affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company's primary objective in managing interest rate risk is to moderate the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company's gap position and sensitivity to interest rate risk by subjecting the Company's balance sheet to hypothetical interest rate shocks. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow in the short term, depending on the relative level of fixed and variable rate assets and liabilities. In an increasing rate environment the Company's prime rate based variable rate loans will increase immediately with changes in the prime rate, while fixed rate liabilities, particularly certificates of deposit will only reprice as the liability matures so the immediate affect can be a widening of the interest rate spread. However, as interest rates eventually stabilize, the interest rate spread may narrow because interest rates paid on the Company's liabilities tend to reprice more slowly than the yields earned on assets.

The financial services industry is extremely competitive.

The Company competes with well-established, large banks based outside of the region, community banks, credit unions, thrift institutions, investment banking firms, insurance companies, payday loan offices and mortgage lenders for depositors and borrowers.

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

Federal and State regulations applicable only to banks and bank holding companies also place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although the Company has been able to compete effectively in its market area in the past, there can be no assurance that it will be able to continue to do so. With significant competition in the Company's market areas, there can be no assurance that the Company can continue to attract significant loan and deposit customers. The inability to attract these customers could have an adverse effect on the Company's financial position and results of operations.

The financial services industry is heavily regulated and additional laws and regulations are often considered at the state and federal level.

Additional laws and regulations affecting banks and bank holdings companies are often proposed at the state and federal levels. The operations of the Company and the Bank may be adversely affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

The Company owns its main office space in Longview, Washington, occupying approximately 27,500 square feet. The Company owns branches in Kelso and Kalama, Washington. All other facilities are leased. Five of these banking offices have automated teller machines and three provide drive-up services. The Company's Bay Bank loan production office and Bay Mortgage office in Vancouver, Washington relocated from leased space to a leased facility in conjunction with the opening of a new Bay Bank branch in Vancouver in March 2006. In Portland, Oregon the Company leases downtown office space for a Bay Bank office and lease space to operate a limited service branch in a retirement center in Wilsonville, Oregon. The following are all of the Company's locations at December 31, 2005.

Cowlitz Bancorporation
Cowlitz Bank Main Office
Bay Mortgage - Longview	Cowlitz Bank - Kalama	Bay Bank - Portland

927 Commerce Avenue	195 N. 1st Street	1001 SW 5th Ave., Suite 250
Longview, WA 98632	Kalama, WA 98625	Portland, OR 97204
(360) 423-9800	(360) 673-2226	(503) 222-9164

Bay Bank
Retirement Center Branch
Cowlitz Bank - Kelso	Bay Bank - Bellevue	Springridge at Charbonneau

1000 South 13th	10500 NE 8th St., Suite 1750	32200 SW French Prarie Rd
Kelso, WA 98626	Bellevue, WA 98004	Wilsonville, OR 97070
(360) 423-7800	(425) 452-1543	(503) 694-6950

Cowlitz Bank - Castle Rock	Bay Mortgage - Vancouver Bay Bank - Vancouver	Bay Bank - Seattle

202 Cowlitz St. W.	700 Washington St., Suite 105	1505 Westlake Ave N, Suite 125
Castle Rock, WA 98611	Vancouver, WA 98660	Seattle, WA 981093050
(360) 274-6685	(360) 992-6200	(206) 282-4000

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

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were presented for a vote of the Company's shareholders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Cowlitz Bancorporation stock trades on the Nasdaq National Market under the symbol "CWLZ".

	2005			2004

	Market Price			Market Price
			Cash Dividend			Cash Dividend
	High	Low	Declared	High	Low	Declared

1st Quarter	$ 12.54	$10.85	$-	$ 11.42	$10.42	$-
2nd Quarter	12.46	11.05	-	10.80	9.26	-
3rd Quarter	13.85	12.15	-	10.99	9.50	-
4th Quarter	14.50	13.39	-	11.14	10.43	-

During 2005 and 2004, the Company neither declared nor paid any dividends to its stockholders. As of February 28, 2006 there were 4,772,251 shares of common stock outstanding and 347 shareholders of record, a number that does not include beneficial owners who hold shares in "street name", or shareholders from AEA that have not exchanged their stock.

The following table provides information as of December 31, 2005 regarding equity compensation plans approved by the shareholders and equity compensation plans that were not approved by the shareholders.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by shareholders	653,770	$ 10.17	4,000

Equity compensation plans not approved by shareholders (1)	330,466	$ 10.92	-

Total	984,236	$ 10.42	4,000

(1) 231,466 shares with a weighted average exercise price of $11.68 were issued as part of the acquisition of Northern Bank of Commerce, to their directors and President/CEO. The balance have been issued as hiring incentives to senior management level employees.

Item 6. Selected Financial Data
		As of and For the Year Ended December 31,

(in thousands)	2005	2004	2003	2002	2001

Interest income	$ 19,698	$15,243	$16,282	$22,039	$26,104
Interest expense	4,902	3,048	4,962	8,611	13,382

Net interest income	14,796	12,195	11,320	13,428	12,722
Provision for credit losses	870	210	237	2,783	3,492

Net interest income after provision
for loan losses	13,926	11,985	11,083	10,645	9,230
Non-interest income	2,451	2,787	9,406	11,893	9,591
Non-interest expense	12,561	12,242	20,410	20,197	17,544

Income from continuing operations	.
before income tax (benefit) provision	3,816	2,530	79	2,341	1,277
Income tax (benefit) provision	859	590	(38)	339	669

Income from continuing operations	2,957	1,940	117	2,002	608
Income (loss) from discontinued operations,
net of tax	-	-	-	285	(2,058)

Income (loss) before cumulative effect
of a change in accounting principle	2,957	1,940	117	2,287	(1,450)
Cumulative effect of a change in
accounting principle, net of tax	-	-	-	(791)	-

Net income (loss)	$ 2,957	$1,940	$117	$1,496	$(1,450)

Cash dividends paid	$-	$-	$-	$-	$200
Ratio of dividends to net income	N/M	N/M	N/M	N/M	N/M
Earnings per diluted common share from:
Continuing operations	$0.66	$0.47	$0.03	$0.53	$0.16
Discontinued operations	-	-	-	0.07	(0.55)
Change in accounting principle	-	-	-	(0.21)	-

Total earnings (loss) per diluted common share	$0.66	$0.47	$0.03	$0.39	$(0.39)

Cash dividends paid per common share	$-	$-	$-	$-	$0.05
Weighted average diluted shares outstanding	4,451,466	4,094,109	4,004,502	3,851,196	3,731,319
Balance Sheet Data (at period end)
Loans, net of deferred fees	$ 270,247	$189,346	$163,490	$194,506	$232,156
Allowance for credit losses	4,668	3,796	3,968	6,150	5,710
Net loans charged-off during period	1,649	382	2,419	2,343	2,214
Total assets (1)	370,095	273,286	268,799	345,164	370,660
Total deposits	309,195	234,610	226,480	290,120	315,490
Total liabilities (1)	325,154	237,588	236,997	313,901	341,912
Total shareholders' equity	44,941	35,698	31,802	31,263	28,748
Balance Sheet Data (average for period)
Average loans, net	$ 219,981	$176,449	$173,966	$219,231	$235,165
Average interest-earning assets	284,080	242,296	271,771	325,063	324,289
Average total assets	308,542	265,411	292,520	346,345	353,164
Average shareholders' equity	36,483	33,477	32,660	30,193	30,701
Total non-performing assets (1) (2)	4,156	818	3,225	7,387	7,488
Selected Ratios
Return on average total assets	0.96%	0.73%	0.04%	0.43%	-0.41%
Return on average shareholders' equity	8.11%	5.80%	0.36%	4.95%	-4.72%
Net interest margin (fully tax-equivalent)	5.28%	5.10%	4.18%	4.13%	3.92%
Efficiency ratio (3)	72.83%	81.71%	98.48%	79.76%	78.63%
Allowance for credit losses to:
Ending total loans	1.73%	2.00%	2.43%	3.16%	2.46%
Non-performing assets	112.32%	464.06%	123.04%	83.25%	76.26%
Non-performing assets to ending total assets	1.12%	0.30%	1.20%	2.14%	2.02%
Net loans charged-off to average loans	0.75%	0.22%	1.39%	1.07%	0.94%
Shareholders' equity to average assets	14.57%	13.45%	10.87%	9.03%	8.14%
Tier 1 capital ratio (4)	17.63%	16.00%	15.12%	11.29%	8.84%
Total risk-based capital ratio (5)	18.89%	17.26%	16.38%	12.56%	10.10%

(1)	For the purposes of this presentation, immaterial results from discontinued operations have been included in the total
(2)	Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, and repossessed assets
(3)	Non-interest expense divided by the sum of net interest income plus non-interest income
(4)	Tier 1 capital divided by risk-weighted assets
(5)	Total risk-based capital divided by risk-weighted assets
N/M - Not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of significant business trends and uncertainties as well as certain forward-looking statements and is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and accompanying notes included elsewhere in this report. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, see "Risk Factors" on pages 8 and 9 and the risk factors discussed on page 1 immediately following the table of contents.

Results of Operations - Overview

For the year ended December 31, 2005, the Company recorded net income of $3.0 million or $0.66 per diluted share of common stock ("per share"). This compares with net income of $1.9 million, or $0.47 per share, and $117,000, or $0.03 per share, for the corresponding periods ended December 31, 2004, and 2003, respectively. Average loans in 2005 totaled $219.9 million, an increase of 24% over 2004, primarily in commercial and real estate loans. This loan growth was funded primarily with non-interest bearing deposits, certificates of deposits and proceeds from issuance of junior subordinated debentures in April of 2005. Average non-interest bearing deposits increased 17% in 2005 compared with 2004.

On October 31, 2005, the Company acquired all of the outstanding common shares of AEA Bancshares, Inc. (AEA), the parent company of Asia-Europe-Americas Bank, in an acquisition accounted for as a purchase. Financial results for 2005 included the results of operations of AEA from the date of acquisition.

Net interest income grew to $14.8 million, an increase of 21% over 2004 results, and 31% over 2003 results. The net interest margin (on a fully tax-equivalent basis) was 5.28% in 2005, compared with 5.10% and 4.18% in 2004 and 2003, respectively. The average yield on interest-earning assets in 2005 increased 65 basis points (b.p. - 100 b.p. is equal to 1.0%) compared with 2004, while interest expense to average interest-earning assets increased 47 basis points.

At December 31, 2005, total non-performing assets were $4.2 million compared with $818,000 at year-end 2004 and $3.2 million at December 31, 2003. The increase in non-performing assets from December 31, 2005 was primarily related to loans acquired from AEA. The Company sold the majority of AEA impaired assets shortly after the acquisition and retained certain non-performing loans totaling $3.2 million where minimal loss was expected. Non-performing assets related to the Company's loan portfolio prior to the acquisition of AEA totaled $1.0 million or about 0.4% of the total loan portfolio at December 31, 2005.

In 2005 and 2004, non-interest income and expense were considerably lower when compared to 2003. The primary factor in this decline was the realignment of the Company's Bay Mortgage division, including the closure of the mortgage offices in Bellevue and Seattle, Washington, during late 2003 and early 2004. During the fourth quarter of 2003, in an effort to refocus resources on its core commercial banking business and reduce earnings reliance on the cyclical mortgage lending industry, The Company decided to close its Bay Escrow operations and its Bay Mortgage offices and secondary market operations in Bellevue and Seattle, Washington. The Company has also realized a significant decline in non-interest expenses by eliminating the high overhead costs associated with the secondary marketing function. In connection with the mortgage office closures, the Company recorded non-interest expenses of approximately $1.8 million for goodwill impairment, staffing reductions and termination of building and equipment leases in the fourth quarter of 2003. Because the Company continues with a mortgage operation in other locations, closing the Bellevue and Seattle offices was not considered a discontinued operation for financial reporting purposes.

Critical Accounting Policies

The Company's most critical accounting policy is related to the allowance for credit losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

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

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Credit Losses."

Another critical accounting policy of the Company is that related to the carrying value of goodwill and other intangibles. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company ceased amortization of goodwill on January 1, 2002 and periodically tests intangibles with indefinite lives for impairment. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment, as does establishing and monitoring estimated amounts and lives of other intangible assets.

For 2005, the Company's application of SFAS No. 141, "Business Combinations" is considered critical, given the acquisition of AEA as well as Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Management recorded the assets acquired and liabilities assumed at their respective fair values, and allocated a portion of the purchase price in excess of the net assets acquired to core deposit intangibles, with the remaining balance to goodwill.  As part of the purchase accounting at the time of acquisition, management evaluated all loans acquired in accordance with SOP 03-3 and those considered impaired were brought over at their respective fair values.  SOP 03-3 was not applied to loans for which management considered it probable that all contractual payments would be collected.  Principal recoveries in excess of the established carrying value of acquired loans that are received within approximately the first year after the acquisition date will be recorded as a reduction to goodwill and not as income.  Goodwill and core deposit intangibles will be evaluated for impairment, consistent with the Company's policy.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has elected to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for the Company's stock option plans in the consolidated statements of income. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting periods of the options, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

		2005		2004		2003

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

			(dollars in thousands, except for share amounts)
Net income (loss)	$ 2,957	$2,356	$1,940	$1,727	$117	$(506)

Basic earnings (loss) per share:	$0.69	$0.55	$0.49	$0.43	$0.03	$(0.13)

Diluted earnings (loss) per share:	$0.66	$0.53	$0.47	$0.42	$0.03	$(0.13)

The Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123R), in December 2004. Statement 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled after implementation under share-based payment arrangements to be measured at their fair value as of the grant dates. The resulting cost will then be recognized in the statement of earnings over the service period. The Company will implement Statement 123R as of the beginning of fiscal year 2006, as permitted by a Securities and Exchange

Commission rule that was issued in April 2005. The Company is currently evaluating the effect that Statement 123R will have on its financial position, results of operations and cash flows when Statement 123R is adopted.

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

				As of and For the Year Ended December 31,

		2005			2004			2003

	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-Earning Assets:
Loans and loans held-for-sale (1) (2)	$ 219,882	$16,967	7.72%	$177,047	$12,861	7.26%	$ 197,357	$14,586	7.39%
Taxable securities	41,005	1,884	4.59%	46,844	1,919	4.10%	35,298	1,089	3.09%
Non-taxable securities (2)	14,776	809	5.48%	9,405	509	5.41%	2,569	155	6.03%
Federal funds sold	5,977	201	3.36%	6,979	76	1.09%	5,464	57	1.04%
Interest-earning balances due
from banks and FHLB stock	2,440	42	1.72%	2,021	49	2.42%	31,083	448	1.44%

Total interest-earning assets (2)	284,080	19,903	7.01%	242,296	15,414	6.36%	271,771	16,335	6.01%

Cash and due from banks	9,928			8,764			10,123
Allowance for credit loss	(4,675)			(3,990)			(5,683)
Other assets	19,209			18,341			16,309

Total assets	$ 308,542			$265,411			$ 292,520

Interest-bearing Liabilities:
Savings and interest-bearing
demand deposits	$ 83,498	$846	1.01%	$85,970	$772	0.90%	$ 96,884	$1,141	1.18%
Certificates of deposit	110,411	3,506	3.18%	83,372	2,086	2.50%	99,701	3,117	3.13%
Federal funds purchased	1,889	62	3.28%	2,871	41	1.43%	2,261	16	0.71%
Junior subordinated debentures	8,372	455	5.43%	-	-	-	-	-	-
FHLB and other borrowings	430	33	7.67%	2,471	149	6.03%	10,633	688	6.47%

Total interest-bearing liabilities	204,600	4,902	2.40%	174,684	3,048	1.74%	209,479	4,962	2.37%
Non-interest-bearing deposits	64,934			55,539			48,346
Other liabilities	2,525			1,711			2,035

Total liabilities	272,059			231,934			259,860
Shareholders' Equity	36,483			33,477			32,660

Total liabilities and
shareholders' equity	$ 308,542			$265,411			$ 292,520

Net interest income (2)		$15,001			$12,366			$11,373

Net interest spread			4.61%			4.62%			3.64%

Yield on average interest-earning assets			7.01%			6.36%			6.01%
Interest expense to average
interest-earning assets			1.73%			1.26%			1.83%

Net interest income to average interest-
earning assets (net interest margin)			5.28%			5.10%			4.18%

(1)	Loans and loans held for sale include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.

The following table shows the dollar amount of the increase (decrease) in the Company's net interest income and expense, on a tax equivalent basis, and attributes such dollar amounts to changes in volume or changes in rates. Rate/volume variances have been allocated to volume changes:

			Year Ended December 31,

		2005 vs. 2004			2004 vs. 2003

	Increase (Decrease)			Increase (Decrease)
	Due to		Total	Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Interest-earning balances due
from banks	$ 7	$(14)	$(7)	$ (705)	$ 306	$(399)
Federal funds sold	(34)	159	125	16	3	19
Investment security income:
Taxable securities	(267)	232	(35)	472	358	830
Non-taxable securities	293	7	300	370	(16)	354
Loans and loans-held-for-sale	3,305	801	4,106	(1,475)	(250)	(1,725)

Total interest income	3,304	1,185	4,489	(1,322)	401	(921)

Interest Expense:
Savings and interest-bearing
demand deposits	(25)	99	74	(98)	(271)	(369)
Certificates of deposit	859	561	1,420	(409)	(622)	(1,031)
Federal funds purchased	(32)	53	21	9	16	25
Junior subordinated debentures	455	-	455	-	-	-
FLHB and other borrowings	(157)	41	(116)	(492)	(47)	(539)

Total interest expense	1,100	754	1,854	(990)	(924)	(1,914)

Net Interest Spread	$ 2,204	$431	$2,635	$ (332)	$ 1,325	$993

Interest-Earnings Assets. Comparing 2005 to 2004, total average interest earning assets increased $41.8 million, as the average yields earned increased 65 b.p. The increase in average earnings assets was due to an increase of $42.8 million, or 24%, in average loans. Average loans in 2005 increased approximately 4% as a result of the AEA acquisition, and the remainder of the increase was due to loan growth from the remainder of the Bank, primarily in commercial and real estate loans. The Bank's prime rate increased from 5.25% as of the beginning of 2005 to 7.25% as of December 31, 2005.

Comparing 2004 to 2003, total average interest earning assets declined $29.5 million while the average yields earned increased 35 basis points. Much of the decline in average interest-earnings assets was attributable to the mortgage realignment and the resulting decrease in loans held-for-sale (LHFS) volume from an average of $23.5 million during 2003 to an average of $605,000 during 2004. This $22.9 million decrease in LHFS was somewhat offset by an increase in other average loans of $2.5 million. During 2004, the average interest rate on loans and LHFS declined 13 b.p. despite a total increase of 1.25% in the Bank's prime rate during the last six months of 2004. The primary factor in the decline was a high volume of fixed interest rate loans that refinanced to lower rates during 2003. Other factors that contributed to the higher overall average interest rate on earning assets include purchases of higher rate investment securities and a decline in the mix of lower rate interest-earning balances due from banks.

Interest-Bearing Liabilities. As with interest-earning assets, the rising interest rate environment in 2005 led to higher average rates paid for deposits and other borrowings. The average cost of interest-bearing liabilities increased to 2.40% in 2005 from 1.74% in 2004. Average rates on savings and interest-bearing demand deposits increased 11 b.p., and average rates on certificates of deposits increased 68 b.p. In addition to the increase in non-interest-bearing deposits, loan growth was funded primarily by an increase in certificates of deposit and the issuance of junior subordinated securities.

In 2004, with the exception of federal funds purchased, the rates paid for each category of interest-bearing liabilities were significantly lower during 2004 than during 2003. Despite increases in the national federal funds and other interest rates during 2004, management was able to keep deposit rates relatively low. Certificates of deposit maturing in 2004 were renewed at lower interest rates, as overall rates were decreasing or stable during 2003. Although both the interest rate spread and tax equivalent net interest margin were relatively strong in 2004 compared to 2003 and 2002, as discussed above, management expects increased deposit pricing to narrow both the spread and margin.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management's assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See the "Allowance for Credit Losses" disclosure for a more detailed discussion.

The Company's provision for credit losses was $870,000 for the year ended December 31, 2005, compared with $210,000 and $237,000 the years ending December 31, 2004 and 2003, respectively. If loan volumes continue to increase, or if the overall quality of the portfolio were to decline, provisions for loan losses would be expected to increase in future periods. At December 31, 2005, the allowance for credit losses was 1.73% of total loans compared to 2.00% and 2.43% at December 31, 2004 and 2003, respectively. The higher provision for credit losses in 2005 was due to loan growth and a higher level of charge-offs, primarily due to one real estate loan.

The provision for 2004 reflected the continued improvement in asset quality, measured in part by the decline in non-performing loans in 2004, and was also reduced by recoveries of loans previously charged-off by the Company's former subsidiary, Business Finance Corporation. These recoveries would normally be credited to the allowance for credit losses of the entity that recorded the original charge-off, but because BFC was no longer a part of the Company, there was no allowance in which to record the recovery. Instead, these recoveries were recorded at the holding company as a reduction of the overall loan loss provision. The recoveries were $190,000 during 2004, which offset a provision of $400,000 recorded by the Bank.

Several factors contributed to the amount of the provision for credit losses in 2003. The primary factor was a reduction in overall loan volumes during the period. Total loans declined to $163.5 million at December 31, 2003 from $194.5 million at December 31, 2002. In addition, the level of non-performing loans declined significantly at December 31, 2003. Finally, the provision for 2003 was reduced by recoveries of loans previously charged-off by Business Finance Corporation. While the recoveries recorded by the holding company were $238,000 during 2003, the Bank recorded a provision for credit losses of $475,000 for the year ended December 31, 2003.

Non-interest Income
Non-interest income consists of the following components:
	For the Year Ended December 31,
	2005	2004	2003

Fiduciary income	$ 598	$ 439	$ 320
Service charges on deposit accounts	553	693	858
Increase in cash surrender value of bank-owned life insurance	390	416	170
Credit card income	369	593	633
Mortgage brokerage fees	291	417	1,992
Escrow fees	-	-	961
Gains on loans sold	-	130	4,404
Net gains (losses) on sale of investment securities	(232)	8	(9)
Net gains (losses) on sale of repossessed assets	257	(51)	(13)
Other miscellaneous fees and income	225	142	90

Total non-interest income	$ 2,451	$ 2,787	$ 9,406

Total non-interest income was $2.5 million for the year ended December 31, 2005 compared with $2.8 million and $9.4 million for the year ended December 31, 2004 and 2003, respectively. In 2003, the majority of non-interest income was generated from income on residential mortgage loans originated by Bay Mortgage. During 2003, the Bank ceased its secondary market and escrow operations and closed its Bellevue and Seattle mortgage offices. This change in business resulted in a significant reduction in total non-interest income during 2005 and 2004, specifically in gains on loans sold, mortgage brokerage fees, and escrow fees.

Service charges on deposit accounts were lower during 2005 and 2004 compared with 2003, primarily due to a decline in overdraft account balances and a resulting decrease in overdraft fees. Credit card revenues were down in 2005 compared with prior years due changing merchant bankcard processors in 2005. Prior to 2005, revenues from processing merchant bankcards were previously reported as interchange income, with interchange expense also reported in non-interest expense. Revenues are now earned net of third party expenses and both credit card income and expense were lower in 2005. Fiduciary income increased to $598,000 in 2005 from $320,000 in 2003. The trust department has increased in staff size, leading to an increase in trust accounts and underlying trust assets under management. Assets under management were $33.9 million at December 31, 2005 compared with $19.6 million at year-end 2004. As a result, both hourly fees charged by trust employees to maintain trust accounts and the Bank's portion of investment income earned on assets held in trust have increased.

The Company made investments in bank owned life insurance (BOLI) of $2.5 million and $8.0 million in 2005 and 2003, respectively. BOLI policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Non-interest income is generated tax-free from the increase in the policies' underlying investments made by the insurance company and is reported as an increase in cash surrender value of bank-owned life insurance in the above table. The Company recognized losses on sale of investment securities in 2005, as certain low-yielding securities were sold and additional securities were purchased to improve the overall yield of the portfolio.

Non-interest Expense

Non-interest expense consists of the following components:

		For the Year Ended December 31,
	2005	2004	2003

Salaries and employee benefits	$ 6,845	$6,363	$ 9,478
Net occupancy and equipment	1,427	1,500	2,564
Professional fees	789	673	1,527
Equity in limited partnership losses	328	-	-
Data processing and communications	316	281	454
Credit card expense	315	589	616
Advertising	308	174	171
Travel and education	299	189	288
Postage and freight	275	248	426
Business taxes	235	226	12
Stationery and supplies	182	136	233
Insurance premiums	173	205	191
Loan expense	74	67	746
Placement fees and other employee hiring expenses	74	186	85
FDIC insurance	49	223	505
Temporary help	23	114	377
Amortization of intangible assets	17	236	265
Goodwill impairment	-	-	1,472
Other miscellaneous expenses	832	832	1,000

Total non-interest expense	$ 12,561	$12,242	$ 20,410

In 2005 and 2004, total non-interest expense decreased significantly when compared with 2003. During 2003, the Bank ceased its secondary market and escrow operations and closed its Bellevue and Seattle mortgage offices. This shift resulted in the majority of the reduction in total non-interest expense during 2005 and 2004, as the costs associated with the high overhead secondary market function were no longer incurred. Non-interest expenses of approximately $1.8 million were recorded during 2003 in connection with the closure of the Bay Mortgage offices in Bellevue and Seattle and the cessation of the secondary market function. These expenses included the write-off of the carrying value of goodwill associated with the acquisition of Bay Mortgage and Bay Escrow in 1999, charges to terminate building and equipment leases, costs of staff reductions and other related expenses.

According to the provisions of SFAS No. 142, amortization expense should only be recognized on an indefinite life intangible asset if that asset is deemed to be impaired. During the fourth quarter of 2003, an impairment test was performed on the goodwill associated with the 1999 acquisition of Bay Mortgage and Bay Escrow. Because the offices and employees associated with the purchase were no longer with the Company, the full carrying value of $1.5 million was considered impaired and was written off and recognized as non-interest expense.

A measure of the Company's ability to contain non-interest expenses is the efficiency ratio (calculated by dividing total non-interest expense by the sum of net interest income and non-interest income). The Company's efficiency ratio was 72.8%, 81.7%, and 98.5% for the years ended December 31, 2005, 2004, and 2003, respectively. The 2003 ratio would have been approximately 89.8% after excluding the $1.8 million in expenses related to the Bay Mortgage office closure discussed above.

Salaries, benefits, and commissions expense were significantly lower in 2005 and 2004 compared with 2003, primarily due to a reduction in total employees. At December 31, 2005, the Company had 119 full-time equivalent employees, compared with 109, 131 and 200 at December 31, 2004, 2003 and 2002, respectively. The majority of the decline from 2002 was due to the closure of the Bay Mortgage and Escrow offices during the fourth quarter of 2003 and the first quarter of 2004. Also included in salary expenses are ordinary wage increases for existing employees, which generally range from three to six percent each year.

Net occupancy and equipment expenses consist of depreciation on premises, lease costs, equipment, maintenance and repair expenses, utilities and related expenses. The net occupancy expense reductions in 2005 and 2004 are also related to the Bay Mortgage office closure, which reduced occupancy expenses by over $800,000 from 2003 levels. The lease for the Bay Bank Bellevue office terminated during 2004 and was renegotiated at a lower cost, contributing approximately $60,000 in annual cost reductions.

Professional fees include exam and audit expenses, consulting costs, legal fees, and other professional fees. These expenses decreased significantly in 2005 and 2004 from approximately $1.5 million incurred in 2003. Expenses in 2003 included legal fees relating to the repossession of assets on defaulted loans; the retention of an outside firm to conduct internal audits and regulatory compliance reviews; placement fees upon hire of members of executive management; legal and consulting fees relating to various strategic alternatives; and legal and consulting fees regarding management employee turnover.

The Company has investments in limited partnerships that own and operate affordable housing projects or invest in small businesses. These investments serve as an element of compliance with the Community Reinvestment Act. The Company recorded its proportionate share of operating losses totaling $328,000 in 2005. Tax credits related to these investments are recorded as a component of the tax provision.

Business tax expense is primarily based on the level of the Company's income. This expense was $12,000 for the year ended December 31, 2003 due to a refund of $351,000 resulting from an audit of prior years state business and occupation tax expense.

The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. This system bases an institution's risk category partly upon whether the institution is well-capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three "supervisory" categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution's assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates currently range from no charge for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first six months of 2004 and all of 2003, the Bank paid an assessment rate of $.17 per $100 of domestic deposits. The Bank was not required to pay an assessment rate during 2005 or the last six months of 2004. In addition, under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's. The current FICO assessment rate for BIF insured deposits is $0.0132 per $100 of deposits per year. Any increase in deposit insurance or FICO assessments could have an adverse affect on the Company's earnings.

Several other operating expenses including loan expense, data processing and communications, postage and freight, travel and education, stationery and supplies, and temporary help were lower during 2004 compared with 2003, primarily due to the closure of the Bay Mortgage Bellevue and Seattle offices.

Income Taxes

The Company's effective tax rate for 2005, 2004 and 2003 was 22.5%, 23.3% and (48.1)%, respectively. The effective tax rates for the years presented differed from the Company's combined federal and state statutory tax rate of 34.5% due primarily to non-taxable loan, municipal bond and bank-owned life insurance income. In addition, in 2005, the Company recorded $131,000 of tax credits associated with its investments in affordable housing projects and small business investment limited partnerships.

Financial Condition

  The following table summarizes the dollar and percentage change from year to year for selected balance sheet items:

		Summary Balance Sheet
		December 31,			Increase	(Decrease)

	2005	2004	2003		12/31/04 - 12/31/05		12/31/03 - 12/31/04

	(dollars in thousands)			(dollars)	(percent)	(dollars)	(percent)
Assets
Cash and cash equivalents	$ 23,457	$ 8,332	$ 24,627	$15,125	182%	$ (16,295)	-66%
Investment securities	52,462	60,005	55,044	(7,543)	-13%	4,961	9%
Loans, net of deferred fees and allowance	265,579	185,550	159,522	80,029	43%	26,028	16%
Loans held-for-sale	-	-	8,360	-	N/M	(8,360)	-100%
Cash surrender value of bank-owned
life insurance	11,475	8,585	8,170	2,890	34%	415	5%
Goodwill and
other intangibles	2,135	852	1,088	1,283	151%	(236)	-22%
Other assets	14,987	9,962	11,988	5,025	50%	(2,026)	-17%

Total assets	$ 370,095	$ 273,286	$ 268,799	$96,809	35%	$4,487	2%

Liabilities
Non-interest-bearing deposits	$ 97,327	$ 51,982	$ 60,572	$45,345	87%	$(8,590)	-14%
Interest-bearing deposits	211,868	182,628	165,908	29,240	16%	16,720	10%

Total deposits	309,195	234,610	226,480	74,585	32%	8,130	4%
Fed funds and other borrowings	817	986	8,617	(169)	-17%	(7,631)	-89%
Junior subordinated debentures	12,372	-	-	12,372	N/M	-	N/M
Other liabilities	2,770	1,992	1,900	778	39%	92	5%

Total liabilities	325,154	237,588	236,997	87,566	37%	591	0%

Shareholders' Equity	44,941	35,698	31,802	9,243	26%	3,896	12%

Total liabilities and shareholders' equity	$ 370,095	$ 273,286	$ 268,799	$ 96,809	35%	$4,487	2%

NM - Not meanngful

Investment Securities

At December 31, 2005, the Company's portfolio of investment securities totaled $52.5 million compared with $60.0 million at December 31, 2004 and $55.0 million at December 31, 2003. The Company follows financial accounting principles that require the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if circumstances warrant. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. At December 31, 2005 and 2004, the entire investment portfolio was classified as available-for-sale. During the first quarter of 2004, $8.0 million of held-to-maturity investments were reclassified as available-for-sale. The Company does not acquire securities for trading purposes.

The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company's overall asset-liability management policy and illustrates management's assessment of the relative liquidity of the Company. The composition of the investment securities portfolio reflects management's strategy regarding maintenance of an appropriate level of liquidity, while providing a relatively stable source of interest income. Management utilizes the securities portfolio to mitigate interest rate risk and credit risk inherent in the loan portfolio. In addition, investment securities provide a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.

The following table provides the amortized cost and fair value of the Company's investment securities as of December 31, 2005, 2004, and 2003.

			December 31,

	2005		2004		2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

Available-for-sale
U.S. Government and agency securities	$-	$ -	$-	$-	$12,612	$ 12,735
Mortgage-backed securities	34,791	34,316	46,590	46,749	34,046	34,265
Municipal bonds	18,089	18,146	13,092	13,256	-	-

Total	$52,880	$ 52,462	$59,682	$ 60,005	$46,658	$ 47,000

Held-to-maturity
Municipal bonds	$-	$ -	$-	$-	$8,044	$ 8,170

At December 31, 2005, the Company's available-for-sale investments had total net unrealized losses of $418,000 compared with net unrealized gains of $323,000 at December 31, 2004. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed. Management has no current plans to sell any of these securities, but may choose to sell securities in the future depending on cash, liquidity, and earnings considerations.

The following table summarizes the fair value of the contractual or estimated maturities and weighted average yields of available-for-sale investment securities at December 31, 2005.

	One		One		After 5
	year		through		through		After
(dollars in thousands)	or less	Yield	5 years	Yield	10 years	Yield	10 years	Yield	Total	Yield

Mortgage-backed	$418	5.89%	$ 19,358	4.88%	$ 11,563	5.15%	$ 2,977	5.30%	$ 34,316	5.02%
securities
Municipal bonds	-	-	482	3.41%	3,636	3.92%	14,028	4.23%	18,146	4.15%

Total	$418	5.89%	$ 19,840	4.84%	$ 15,199	4.86%	$ 17,005	4.42%	$ 52,462	4.72%

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Federal Home Loan Bank Stock

The Company is a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements, and dividend income. Investment in FHLB stock was $1.2 million at December 31, 2005 compared to $1.0 million at December 31, 2004. The increase in the balance in 2005 was due to FHLB stock acquired with AEA.

Loans

The following table presents the composition of the Company's loan portfolio, excluding amounts included in discontinued operations, at the dates indicated.

					December 31,

	2005		2004		2003		2002		2001

(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$ 75,576	27.9%	$ 55,381	29.2%	$ 38,793	23.6%	$ 42,200	21.6%	$ 47,096	20.2%
Real estate construction	46,281	17.1%	25,258	13.3%	18,305	11.2%	37,229	19.1%	26,520	11.4%
Real estate commercial	106,310	39.3%	79,128	41.7%	77,412	47.2%	82,763	42.4%	111,437	47.9%
Real estate mortgage	37,360	13.8%	27,248	14.4%	25,530	15.6%	28,370	14.5%	36,190	15.5%
Consumer and other	4,925	1.8%	2,784	1.5%	4,103	2.5%	4,626	2.4%	11,650	5.0%

	270,452	100.0%	189,799	100.0%	164,143	100.0%	195,188	100.0%	232,893	100.0%

Deferred loan fees	(205)		(453)		(653)		(682)		(737)

Total loans	270,247		189,346		163,490		194,506		232,156
Allowance for credit losses	(4,668)		(3,796)		(3,968)		(6,150)		(5,710)

Total loans, net	$ 265,579		$ 185,550		$ 159,522		$ 188,356		$ 226,446

Total loans increased $80.9 million from December 31, 2004 to December 31, 2005, which included the impact of loans acquired in the merger with AEA. During 2005 and 2004, the Bank hired several new loan officers in an effort to establish new commercial lending relationships. As resources have shifted from the secondary mortgage market function to commercial banking, loans have increased. During 2003 and 2002, the Company experienced a substantial reduction of its loan portfolio. The Company's lending strategy is to build a loan portfolio that services the needs of our customers and communities, maximizes earnings, and mitigates credit risk. With the local, regional and national economic weakness during 2003 and 2002, the Company implemented this strategy by selectively reducing the volume in the loan portfolio. Management and loan personnel carefully assess a potential borrower's creditworthiness. These factors, combined with a relatively low interest rate environment during those years, encouraged some customers to establish alternative credit relationships.

At December 31, 2005, the Bank had total commitments to fund loans, including credit available under commercial and home equity lines, letters of credit, and credit cards of $87.6 million at December 31, 2005 compared to $53.6 million at December 31, 2004.

The following table shows the contractual maturities of the Company's loans, net of deferred fees, at the dates indicated:

		December 31, 2005

		Due after one
	Due in one	year through	Due after	Total
(dollars in thousands)	year or less	5 years	5 years	Loans

Commercial	$41,952	$23,295	$10,547	$ 75,794
Real estate construction	31,375	10,587	4,112	46,074
Real estate commercial	16,775	54,088	37,069	107,932
Real estate mortgage	8,087	13,401	15,763	37,251
Consumer and other	452	2,205	539	3,196

Total loans net of deferred fees	$98,641	$103,576	$68,030	$ 270,247

Loans with fixed interest rates	$6,853	$70,948	$25,913	$ 103,714
Loans with variable interest rates	91,788	32,628	42,117	166,533

Total loans net of deferred fees	$98,641	$103,576	$68,030	$ 270,247

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan's inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss. All loans rated 7-10 are collectively the Company's "Watch List". The specific grades from 7-10 are "watch list" (risk-rating 7), "special mention" (risk-rating 7.5), "substandard" (risk-rating 8), "doubtful" (risk-rating 9), and "loss" (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management's ongoing evaluations and the risk ratings of the portfolio is an allowance with four components- specific reserves, general reserves, special reserves, and an amount available for other factors.

Specific Reserves. Loans on the Company's Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, specific reserves may be allocated in addition to the general reserve percentage for that particular risk-rating, as outlined in Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan." General Reserves. All loans are risk-rated 1 to 10. Those that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

  the volume and severity of non-performing loans and adversely classified credits;
  the level of net charge-offs experienced on previously classified loans;
  the nature and value of collateral securing the loans; and
  the relationship and trend over the past several years of recoveries in relation to charge-offs.

Special Reserves. From time to time, special reserves will be established to facilitate a change in the Bank's strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

  Effectiveness of credit administration;
  Adequacy of loan review;
  Loan operations;
  The trend in loan growth and the percentage of change;
  Concentrations both geographic and industry;
  Competitive issues that impacts loan underwriting/structure;
  Economic conditions; and
  Introduction of various loan products and/or special marketing.

Amounts Available for Other Factors. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses.

The quarterly analysis of specific, general, and special allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific, the general, and special allocations of the allowance, management also considers regulatory guidance in addition to the Company's own experience.

Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs when and if they occur. The related provision for credit losses that is charged to income is the amount necessary to adjust the allowance to the level determined through the above process.

The following table shows the components of the allowance for credit losses at the dates indicated:

	December 31, 2005		December 31, 2004

(dollars in thousands)	Amount	Percent	Amount	Percent

General	$3,390	73%	$ 1,778	47%
Specific	-	-	-	-
Special	1,187	25%	1,382	36%
Available for other factors	91	2%	636	17%

	$4,668	100%	$ 3,796	100%

The increase in the general reserve primarily relates to loan growth in 2005. The Company believes that the allowance for credit losses at December 31, 2005 is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment, and, therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant it.

The following table shows the Company's loan loss performance for the periods indicated:

(balances exclude amounts from discontinued operations)		For the Year Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Loans outstanding at end of period, net of deferred fees (1)	$ 270,247	$ 189,346	$ 163,490	$ 194,506	$ 232,156
Average loans outstanding during the period (1)	$ 219,882	$ 176,449	$ 173,966	$ 219,231	$ 235,165
Allowance for credit losses, beginning of period	$ 3,796	$ 3,968	$ 6,150	$ 5,710	$ 4,432
Loans charged off:
Commercial	627	138	1,409	2,111	1,099
Real estate	1,089	391	1,671	415	1,743
Consumer	40	58	83	7	53
Credit cards	61	88	61	83	86

Total loans charged off	1,817	675	3,224	2,616	2,981

Recoveries:
Commercial	74	212	504	99	97
Real estate	55	44	237	156	652
Consumer	22	28	56	1	15
Credit cards	17	9	8	17	3

Total recoveries	168	293	805	273	767
Provision for credit losses	870	210	237	2,783	3,492
Adjustment incident to acquisition	1,651	-	-	-	-

Allowance for credit losses, end of period	$ 4,668	$ 3,796	$ 3,968	$ 6,150	$ 5,710

Net loans charged off during the period	$ 1,649	$ 382	$ 2,419	$ 2,343	$ 2,214
Ratio of net loans charged off to average loans outstanding	0.75%	0.22%	1.39%	1.07%	0.94%
Ratio of allowance for credit losses to loans at end of period	1.73%	2.00%	2.43%	3.16%	2.46%

(1) Excludes loans held-for-sale

The level of net loan charge-offs to average loans for 2005 continued at a level lower than recent history due to improved credit quality. The increase in charge-offs in 2005 compared with 2004 related primarily to one real estate loan. The provisions recorded during 2004 and 2003 were much lower than during prior periods, primarily due to declines in loan volumes and the strengthening of overall credit quality. In addition, the holding company received recoveries related to loans previously charged-off at its finance subsidiary, Business Finance Corporation, which was sold during 2002. Normally, recoveries are credited to the allowance, but the holding company has no loan portfolio. The recoveries were, therefore, recognized as an offset against the provision for credit losses. Recoveries through the holding company were $190,000 and $238,000 during 2004 and 2003, respectively.

Loans charged to the allowance peaked during 2003 and were attributable to management's strategy to expedite improvement in the quality of the Bank's loan portfolio. A part of this strategy included selling, at a discount, certain loans during 2003. These loan sales, which totaled $6.9 million, accounted for approximately $1.5 million of the loan losses charged to the allowance during 2003.

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

			December 31,

(dollars in thousands)	2005	2004	2003	2002	2001

Loans on non-accrual status	$ 4,156	$ 84	$1,856	$ 5,097	$ 4,590
Loans past due greater than 90 days but not on non-accrual status	-	1	17	982	1,178
Other real estate owned	-	733	1,352	1,304	1,498
Other repossessed assets	-	-	-	4	5

Non-performing assets from continuing operations	4,156	818	3,225	7,387	7,271
Non-performing assets from discontinued operations	-	-	-	-	217

Total non-performing assets	$ 4,156	$ 818	$3,225	$ 7,387	$ 7,488

Total assets from:
Continuing operations	$ 370,095	$ 273,286	$ 268,799	$ 345,164	$ 367,868
Discontinued operations	-	-	-	-	2,792

Total assets	$ 370,095	$ 273,286	$ 268,799	$ 345,164	$ 370,660

Percentage of non-performing assets to total assets from:
Continuing operations	1.12%	0.30%	1.20%	2.14%	1.98%
Discontinued operations	-	-	-	-	7.77%

Total non-performing assets to total assets	1.12%	0.30%	1.20%	2.14%	2.02%

The increase in non-performing assets from December 31, 2005 was primarily related to loans acquired from AEA. The Company sold the majority of AEA impaired assets shortly after the acquisition and retained certain non-performing loans totaling $3.2 million where minimal loss was expected. Loans considered impaired at acquisition and retained were recorded at their respective fair values. The retained loans were not considered impaired for purposes of applying SOP 03-3 as management considered it probable that they would collect all contractually required payments. Of the total non-performing loans at December 31, 2005, $1.46 million are fully guaranteed by an agency of the U.S. government. Another group of non-performing loans, totaling $1.7 million at December 31, 2005, was secured by real property currently subject to a purchase and sale agreement for a value well in excess of the loan amount. The remainder consists primarily of one real estate loan.

The Company has not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrower's financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. As previously discussed, the Company has made a concentrated effort during the past several years of identifying and reducing the level of non-performing assets, and has undertaken a more aggressive approach relating to the collection and ultimate reduction of non-performing assets. This effort is evidenced by the significant decline in non-performing assets during 2004 and 2003. Principal pay-downs, loan charge-offs, loan sales, repossession and sale of collateral, and renegotiations with borrowers were strategies implemented by management to accomplish the significant reduction in total non-performing assets. During 2005, all remaining repossessed properties were sold.

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

At December 31, 2005 and 2004, the Company's recorded investment in certain loans that were considered to be impaired was $4.2 million and $101,000, respectively. Of these impaired loans, there were no specific reserves at December 31, 2005 and 2004. The balance of the allowance for credit losses is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2005, and 2004, was approximately $1.6 million, and $1.2 million, respectively. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable. For the years ended December 31, 2005, 2004, and 2003, interest income recognized on impaired loans was $42,000, $183,000, and $683,000, respectively.

Deposits

The following table sets forth the composition of the Company's deposit liabilities and associated weighted average rates on the dates indicated:

					December 31,
	2005			2004			2003

			Weighted			Weighted			Weighted
	Ending	Average	Average	Ending	Average	Average	Ending	Average	Average
(dollars in thousands)	Balance	Balance	Rate	Balance	Balance	Rate	Balance	Balance	Rate

Non-interest-bearing demand deposits	$ 97,327	$ 64,934	-	$ 51,982	$ 55,539	-	$ 60,572	$ 48,346	-
Savings	17,112	16,953	0.75%	15,741	15,793	0.75%	14,971	15,111	0.90%
Interest-bearing demand deposits	19,063	16,626	0.30%	16,162	15,397	0.31%	16,868	22,066	0.54%
Money market accounts	62,185	49,919	1.34%	45,806	54,780	1.10%	54,536	59,707	1.48%
Certificates of deposit under $100,000	36,511	34,994	2.98%	30,269	30,697	2.31%	36,574	57,450	2.88%
Certificates of deposit over $100,000	76,997	75,417	3.30%	74,650	52,675	2.61%	42,959	42,251	3.46%

Total	$ 309,195	$ 258,843	1.69%	$ 234,610	$ 224,881	1.27%	$ 226,480	$ 244,931	1.74%

Total deposits at December 31, 2005 increased 32% over total deposits at year-end 2004, primarily the result of the AEA acquisition in the fourth quarter of 2005. The Company acquired $71.1 million in total deposits on October 31, 2005. Non-interest bearing demand and money market accounts were increased significantly as a result of the merger. Average deposits in 2005 increased 15% over average deposits in 2004. In 2004, management was successful in keeping the volume of deposits relatively unchanged from December 31, 2003, while keeping the rates relatively low as national interest rates were increasing.

The increase in certificates of deposit over $100,000 from 2003 levels was the result of management's decision to utilize broker and municipal certificates of deposit to partially fund loan growth. At December 31, 2005, broker certificates of deposit were $33.0 million or 11% of total deposits, compared with $41.3 million or 18% of total deposits at December 31, 2004.

The following table sets forth, by time remaining either to re-pricing or to maturity, all time certificates of deposit accounts outstanding at December 31, 2005:

	Time deposits of $100,000 or more		All other time deposits

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$28,910	38%	$ 9,464	26%
After three months through six months	6,801	9%	8,850	24%
After six months through one year	16,475	21%	8,318	23%
After one year through five years	19,948	26%	9,879	27%
After five years	4,863	6%	-	0%

Total	$76,997	100%	$ 36,511	100%

Percentage of total time deposits	68%		32%

Borrowings

Unsecured, overnight federal funds purchased were $450,000, $475,000, and $225,000 at December 31, 2005, 2004, and 2003, respectively. The interest rate on these borrowings was 3.8125% as of December 31, 2005, 1.8125% at December 31, 2004, and 0.562% at December 31, 2003. The Company has a $2 million line of credit with a correspondent bank, with the interest rate set at prime. There was no balance outstanding as of December 31, 2005, and the line matures on June 29, 2006.

Borrowings (excluding the junior subordinated debentures), for the following periods, consisted of:

		December 31,

(dollars in thousands)	2005	2004	2003

Notes payable to FHLB; interest from 6.11 % to 8.62% at December 31, 2005 and 2004 and 1.18% to 8.62% at December 31, 2003; payable in monthly installments plus interest; due 2006 to 2009; secured by certain investment securities and mortgage loans
totaling $667,000, $591,000 and $6.7 million at December 31, 2005, 2004, and 2003,	$334	$473	$ 5,653
respectively
Notes payable to a correspondent bank; interest at 8.00% at December 31, 2003	-	-	2,696
Contract payable; interest at 9.0%; payable in monthly installments including interest
through October 2010	33	38	43

Total FHLB and other borrowings	$367	$511	$ 8,392

In April 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company's Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities offerings and certain other preferred capital elements to 25% of Tier 1 capital. As of December 31, 2005, these debentures accounted for 22% of the Company's Tier 1 capital. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after June 15, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for each borrowing category.

		December 31,

(dollars in thousands)	2005	2004	2003

Federal funds purchased
Balance at end of period	$ 450	$ 475	$225
Average balance of borrowing during period	1,889	2,871	2,261
Maximum amount of borrowing outstanding at any month end during period	14,310	15,200	3,675
Weighted average interest rate for period	3.28%	1.43%	0.71%
Notes payable to Federal Home Loan Bank
Balance at end of period	$ 334	$ 473	$5,653
Average balance of borrowing during period	395	1,198	7,823
Maximum amount of borrowing outstanding at any month end during period	454	5,638	13,818
Weighted average interest rate for period	7.34%	4.09%	5.88%
Notes payable to correspondent bank
Balance at end of period	$-	$ -	$2,696
Average balance of borrowing during period	-	1,233	2,765
Maximum amount of borrowing outstanding at any month end during period	-	2,685	2,816
Weighted average interest rate for period	-	7.79%	8.10%
Contract payable
Balance at end of period	$33	$ 38	$43
Average balance of borrowing during period	35	40	45
Maximum amount of borrowing outstanding at any month end during period	38	47	47
Weighted average interest rate for period	8.57%	9.08%	9.02%
Junior subordinated debentures
Balance at end of period	$ 12,372	$ -	$-
Average balance of borrowing during period	8,372	-	-
Maximum amount of borrowing outstanding at any month end during period	12,372	-	-
Weighted average interest rate for period	5.43%	-	-

The scheduled repayment of borrowings subsequent to December 31, 2005, is as follows:

		Due after three	Due after one
	Due in three	months through	year through	Due after
(dollars in thousands)	months or less	one year	five years	5 years	Total

Federal funds purchased	$450	$-	$-	$-	$ 450
FHLB and other borrowings	34	96	237	-	367
Junior subordinated debentures	-	-	-	12,372	12,372

Total other borrowings	$484	$96	$237	$12,372	$ 13,189

The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 20% of the Bank's assets, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. The FHLB has required the Company to provide physical delivery of collateral in the amount of 110% of funds borrowed. Physical delivery requires the Company to provide the FHLB with 1-4 family residential notes and/or securities at their location in Seattle, Washington. Prior to this requirement, the Company was under a blanket bond collateral agreement allowing it to borrow funds without the FHLB taking possession of the specific collateral. An analysis of the Company's financial position and balance sheet ratios performed in 2000 by the FHLB precipitated this change. The FHLB has indicated that physical delivery is not a permanent change, and management currently believes the blanket bond arrangement could be reinstated due to the Company's improved financial position and balance sheet ratios.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company's contractual obligations include notes due to the FHLB, notes due to correspondent banks and other parties, operating lease obligations, and a supplemental retirement plan obligation. The estimated maturity and payments due under contractual obligations at December 31, 2005 is outlined in the following table.

		Due after one	Due after three
	Due in one	year through	years through	Due after	Unspecified
(dollars in thousands)	year or less	three years	five years	5 years	maturity	Total

Federal Home Loan Bank borrowings	$124	$173	$37	$-	$-	$ 334
Other borrowings	6	13	14	-	-	33
Junior subordinated debentures	-	-	-	12,372	-	12,372
Operating lease obligations	701	1,235	1,026	1,550	-	4,512
Supplemental retirement plan	-	-	-	-	125	125

Total contractual obligations	$831	$1,421	$1,077	$ 13,922	$125	$ 17,376

The table above does not include deposit liabilities or interest payments. The Company does not engage in any off-balance sheet financing activity and there were no off-balance sheet arrangements outstanding at December 31, 2005 and 2004.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. To be considered "well-capitalized" as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At December 31, 2005 and 2004, both the Company and the Bank exceeded the minimum requirements to be considered "well-capitalized" under banking regulations. The following table summarizes selected capital ratios for the Bank and the Company for the periods indicated.

	December 31, 2005		December 31, 2004
	Company	Bank	Company	Bank

Total risk-based capital to risk-weighted assets	18.89%	18.28%	17.26%	16.95%
Tier 1 Capital to risk-weighted assets	17.63%	17.02%	16.00%	15.69%
Tier 1 leverage ratio	15.92%	15.38%	12.64%	12.38%
Shareholders' equity to average assets	14.57%	N/A	13.45%	N/A

Return on Equity and Assets

Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

		December 31,

(dollars in thousands, except per share amounts)	2005	2004	2003

Net income	$2,957	$1,940	$117
Total average assets	$308,542	$265,411	$292,520
Return on average assets	0.96%	0.73%	0.04%
Average equity	$36,483	$33,477	$32,660
Return on average equity	8.11%	5.80%	0.36%
Average equity to average assets ratio	11.82%	12.61%	11.17%
Cash dividends paid per share	$-	$-	$-
Diluted earnings per share	$0.66	$0.47	$0.03

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. For the Company, this standard became effective on January 1, 2006. The Company is currently evaluating the effect that Statement 123R will have on its financial position, results of operations and cash flows when Statement 123R is adopted.

The Company adopted SFAS No. 123R on January 1, 2006 under the modified prospective method, which means any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," except that the compensation expense associated with the unvested portions will be recognized in the statement of income.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP nullifies certain requirements of Issue 03-1. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity's intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. Adoption of this FSP is not expected to have a material effect on the Company's financial condition or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Asset-Liability Management/Interest Rate Sensitivity

The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of re-pricing intervals between assets and liabilities. Interest-rate sensitivity management attempts to maximize earnings growth by minimizing the effects of changing rates, asset and liability mix, and prepayment trends. The policy of the Company is to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral" or "balanced" position. The Board of Directors has established guidelines for maintaining the Company's earnings risk due to future interest rate changes. This analysis provides an indication of the Company's earnings risk due to future interest rate changes. At December 31, 2005, the analysis indicated that the earnings risk was within the Company's policy guidelines.

The following table presents interest-rate sensitivity and maturity data at December 31, 2005. The interest rate gaps reported in the table arise when assets are funded with liabilities having different re-pricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

		Estimated Maturity or Repricing at December 31, 2005

		Due after three	Due after six	Due after one
	Due in three	months through	months through	year through	Due after
(dollars in thousands)	months or less	six months	one year	five years	5 years	Total

Interest-earning assets:
Interest-earning balances due from banks	$10,136	-	-	-	-	$ 10,136
Investments available-for-sale (1) (2)	238	265	531	12,902	38,526	52,462
Federal Home Loan Bank Stock (3)	1,247	-	-	-	-	1,247
Loans, including fees	164,443	1,676	3,111	75,732	25,285	270,247

Total interest-earning assets	176,064	1,941	3,642	88,634	63,811	334,092

Allowance for credit losses						(4,668)
Non-interest-bearing cash and due from banks						13,321
Bank-owned life insurance						11,475
Other assets						15,875

Total assets						$ 370,095

Interest-bearing liabilities:
Savings and interest-bearing demand	98,360	-	-	-	-	98,360
deposits
Certificates of deposit	38,374	27,205	13,239	34,690	-	113,508
Junior subordinated debentures	-	-	-	-	12,372	12,372
Other borrowings	484	33	63	237	-	817

Total interest-bearing liabilities	137,218	27,238	13,302	34,927	12,372	225,057

Demand deposits						97,327
Other liabilities						2,770
Shareholders' equity						44,941

Total liabilities and shareholders' equity						$ 370,095

Interest sensitivity gap	$38,846	$ (25,297)	$(9,660)	$53,707	$ 51,439

Cumulative interest sensitivity gap	$38,846	$ 13,549	$3,889	$57,596	$ 109,035

Cumulative gap as a percent of earning assets	11.6%	4.1%	1.2%	17.2%	32.6%

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
(3)	Equity investments have been placed in the three months or less category

Market Risk

Interest rate and credit risks are the most significant market risks impacting the Company's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk.

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

The Company utilizes asset/liability-modeling software to determine the effect of a shift in market interest rates, with scenarios of interest rates increasing and decreasing 100 and 200 basis points. The model utilized to create the table presented below is based on the concept that all rates do not move by the same amount or at the same time. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. In addition, interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. The ability of certain borrowers to make scheduled payments on the adjustable rate loans may decrease in the event of an interest rate increase due to adjustments in the amount of the payments.

The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate. Local market conditions and the strategy of the Company determine the weights for loan and core deposits, while national markets set the other weights. In addition, a timing factor has been used as fixed rate instruments do not re-price immediately; renewals may have different terms than original maturities; and the timing of changes for each type of instrument varies (for example, core deposit re-pricing usually occurs sometime after a change in the federal funds rate, but variable rate loans re-price immediately with changes to the Company's prime interest rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

The following table shows the estimated impact on the Company's net interest income over a time horizon of one year from the base case and the quantification of market value changes for all financial assets and liabilities, given an increase or decrease in market interest rates as of December 31, 2005:

(dollars in thousands)
			Increase (decrease) in
Interest	Increase (decrease) in		estimated fair value
Rate shock	net interest income	% Change	of equity	% Change

+2.0%	$1,859	9.8%	$(2,209)	-4.9%
+1.0%	930	4.9%	(1,105)	-2.5%
-1.0%	(1,227)	-6.4%	738	1.6%
-2.0%	(2,515)	-13.2%	1,476	3.3%

Loans and certificates of deposit represent the majority of interest rate exposure. Historically, savings and interest-bearing checking accounts have not re-priced in proportion to changes in overall market interest rates. Changes in net interest income can generally be attributed to the balance of loans and certificates of deposit maturing or re-pricing.

The change in fair values of financial assets is mainly a result of total loans representing 81% of total interest-earning assets at December 31, 2005. As a percentage of total loans, $103.7 million, or 38%, have fixed interest rates, which decline in value during a period of rising interest rates.

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

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company's primary sources of funds are: customer deposits; loan payments; sales of investments, loans or other assets;, borrowings and the use of the federal funds market. As of December 31, 2005, approximately $418,000 of the securities portfolio matures within one year, and all securities are classified as available for sale.

The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 20% of the Bank's assets, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. As discussed in "Borrowings," the Company is required to provide physical delivery of collateral in the amount of 110% of funds borrowed. The Company's practice is to pledge all eligible loans and securities with the FHLB against a potential borrowing line. At December 31, 2005, the Company had a total borrowing capacity of $57.2 million, outstanding advances of $334,000 and a letter of credit requiring collateralization of $3.5 million. The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the parent company's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $12.4 million of outstanding junior subordinated debentures. As of December 31, 2005, the parent company had a $2.0 million line of credit with a correspondent bank, with no borrowings outstanding at year-end.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash from operations was $4.5 million for 2005, principally from earnings. In 2004 and 2003, cash flows from operations were substantially higher, but were due primarily from mortgage operations discontinued at the end of 2003 and first quarter of 2004. Net cash of $1.6 million used by investing activities in 2005 consisted primarily of $40.4 million of loan growth, largely offset by proceeds of $12.6 million from maturities and sales of investment securities, net of investment securities purchased, and $28.5 million of net cash and cash equivalents acquired in the merger with AEA. Cash provided by financing activities in 2005 related primarily to the issuance of $12.4 million of junior subordinated debentures. In 2005, net deposit growth provided $3.4 million of cash, which was offset by the repayment of $3.7 million of debt assumed in the acquisition of AEA.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors Cowlitz Bancorporation and Subsidiary

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of Cowlitz Bancorporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, Oregon March 29, 2006

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(dollars in thousands)

	December 31,	December 31,
	2005	2004

Assets
Cash and cash equivalents	$23,457	$8,332
Investment securities:	52,462	60,005
Federal Home Loan Bank stock, at cost	1,247	1,047
Loans, net of deferred loan fees	270,247	189,346
Allowance for credit losses
	(4,668)	(3,796)

Total loans, net	265,579	185,550
Cash surrender value of bank-owned life insurance	11,475	8,585
Premises and equipment	4,269	4,017
Goodwill	1,892	852
Intangible assets	243
		-
Accrued interest receivable and other assets	9,471	4,898

Total assets	$370,095	$273,286

Liabilities
Deposits:
Non-interest-bearing demand	$97,327	$51,982
Savings and interest-bearing demand	98,360	77,709
Certificates of deposit	113,508	104,919

Total deposits	309,195	234,610
Federal funds purchased	450	475
Federal Home Loan Bank and other borrowings	367	511
Junior subordinated debentures	12,372
		-
Accrued interest payable and other liabilities	2,770	1,992

Total liabilities	325,154	237,588
Commitments and contingent liabilities (Note 16)
Shareholders' equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004
	-	-
Common stock, no par value; 25,000,000 shares authorized
with 4,772,251 and 4,173,552 shares issued and outstanding
at December 31, 2005 and 2004, respectively	26,266	19,511
Additional paid-in capital	2,043	2,022
Retained earnings	16,908	13,951
Accumulated other comprehensive income, net of taxes		214
	(276)

Total shareholders' equity	44,941	35,698

Total liabilities and shareholders' equity	$370,095	$273,286

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
		Years Ended December 31,

	2005	2004	2003

Interest income
Interest and fees on loans	$16,967	$12,819	$ 14,586
Interest on taxable investment securities	1,884	1,919	1,089
Interest on non-taxable investment securities	604	380	102
Other interest and dividend income	243	125	505

Total interest income	19,698	15,243	16,282

Interest expense
Savings and interest-bearing demand deposits	846	772	1,141
Certificates of deposit	3,506	2,086	3,117
Federal funds purchased	62	41	16
Federal Home Loan Bank and other borrowings	33	4	460
Junior subordinated debentures	455	145	228

Total interest expense	4,902	3,048	4,962

Net interest income before provision for credit losses	14,796	12,195	11,320
Provision for credit losses	870	210	237

Net interest income after provision for credit losses	13,926	11,985	11,083

Non-interest income
Fiduciary income	598	439	320
Service charges on deposit accounts	553	693	858
Increase in cash surrender value of bank-owned life insurance	390	416	170
Credit card income	369	593	633
Mortgage brokerage fees	291	417	1,992
Gain on loans sold	-	130	4,404
Escrow fees	-	-	961
Net gain (loss) on sales of investment securities	(232)	8	(9)
Net gain (loss) on sale of repossessed assets	257	(51)	(13)
Other income	225	142	90

Total non-interest income	2,451	2,787	9,406

Non-interest expense
Salaries and employee benefits	6,845	6,363	9,478
Net occupancy and equipment expense	1,427	1,500	2,564
Professional fees	789	673	1,527
Equity in limited parnership losses	328	-	-
Data processing and communications	316	281	454
Credit card expense	315	589	616
Advertising	308	174	171
Travel and education	299	189	288
Postage and freight	275	248	426
Business taxes	235	226	12
Stationery and supplies	182	136	233
Insurance premiums	173	205	191
Loan expense	74	67	746
Placement fees and other employee hiring expenses	74	186	85
FDIC insurance assessment	49	223	505
Temporary help	23	114	377
Amortization of intangible assets	17	236	265
Goodwill impairment	-	-	1,472
Other expenses	832	832	1,000

Total non-interest expense	12,561	12,242	20,410

Income before income tax provision (benefit)	3,816	2,530	79
Income tax provision (benefit)	859	590	(38)

Net income	$2,957	$1,940	$ 117

Earnings per common share
Basic	$0.69	$0.49	$ 0.03

Diluted	$0.66	$0.47	$ 0.03

Weighted average shares outstanding
Basic	4,266,783	3,999,216	3,854,253

Diluted	4,451,466	4,094,109	4,004,502

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)
					Accumulated
	Common stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity	Income

Balance, December 31, 2002	3,818,272	$ 17,491	$1,538	$11,894	$340	$ 31,263
Comprehensive income:
Net income	-	-	-	117	-	117	$117

Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $42	-	-	-	-	(115)
						(115)	(115)

Comprehensive income							$2

Proceeds from the exercise of
stock options	80,380	466	-	-	-	466
Tax benefit from the exercise
of stock options	-	-	71	-	-	71

Balance, December 31, 2003	3,898,652	17,957	1,609	12,011	225	31,802
Comprehensive income:
Net income	-	-	-	1,940	-	1,940	$1,940

Net unrealized gain on investments
reclassified from held-to-maturity
to available-for-sale, net of
deferred taxes of $134	-	-	-	-	261	261	261

Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $140	-	-	-	-	(272)	(272)	(272)

Comprehensive income							$1,929

Proceeds from the exercise of
stock options and employee stock
purchases	274,900	1,554	-	-	-	1,554
Tax benefit from the exercise
of stock options	-	-	413	-	-	413

Balance, December 31, 2004	4,173,552	19,511	2,022	13,951	214	35,698
Comprehensive income:
Net income	-	-	-	2,957	-	2,957	$2,957

Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $343	-	-	-	-	(490)	(490)	(490)

Comprehensive income							$2,467

Issuance of common stock in
connection with acquisition	569,970	6,463	-	-	-	6,463
Proceeds from the exercise of
stock options and employee stock
purchases	28,729	292	-	-	-	292
Tax benefit from the exercise
of stock options	-	-	21	-	-	21

Balance, December 31, 2005	4,772,251	$ 26,266	$2,043	$16,908	$(276)	$ 44,941

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
		Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income from	$2,957	$1,940	$117
operations
Adjustments to reconcile net income to net cash from operating activities
Deferred tax expense	737	460	45
Tax benefit of stock options exercised	21	413	71
Depreciation and amortization	353	618	790
Impairment of goodwill	-	-	1,472
Provision for credit losses	870	210	237
Increase in cash surrender value of bank-owned life insurance	(390)	(416)	(170)
Federal Home Loan Bank stock dividends	(3)	(40)	(120)
Net (gain) loss on sales of investment securities available-for-sale	232	(8)	9
Net amortization of investment security premiums and accretion of discounts	272	262	187
Net (gain) loss on sales of foreclosed assets	(257)	51	13
Net (gain) loss on the sale of premises and equipment	-	(4)	70
Net gain on loans sold	-	(130)	(4,404)
Origination of loans held-for-sale	-	(3,019)	(362,866)
Proceeds from loan sales	-	10,663	422,555
(Increase) decrease in accrued interest receivable and other assets	(328)	287	580
Increase (decrease) in accrued interest payable and other liabilities	40	(321)	(721)

Net cash from operations	4,504	10,966	57,865

Cash flows from investing activities
Proceeds from maturities of investment securities available-for-sale	8,938	21,132	20,107
Proceeds from sales of investment securities available-for-sale	14,764	3,000	1,503
Purchases of held-to-maturity investment securities	-	-	(7,692)
Purchases of available-for-sale investment securities	(11,123)	(29,365)	(35,701)
Proceeds from redemption of Federal Home Loan Bank stock	-	977	492
Purchases of Federal Home Loan Bank stock	-	(10)	-
Cash and cash equivalents acquired, net of acquisition costs	28,475	-	-
Net (increase) decrease in loans	(40,385)	(25,928)	26,845
Proceeds from sale of foreclosed assets	991	1,104	1,695
Purchases of premises and equipment	(425)	(228)	(394)
Proceeds from the sale of premise and equipment	-	4	4
Investment in statutory trust subsidiary	(372)	-	-
Purchases of bank-owned life insurance	(2,500)	-	(8,000)

Net cash used by investment activities	(1,637)	(29,314)	(1,141)

Cash flows from financing activities
Net (decrease) increase in savings, noninterest-bearing and
interest-bearing demand deposits	7,091	(17,256)	(8,553)
Net increase (decrease) in certificates of deposit	(3,644)	25,386	(55,087)
Net increase (decrease) in federal funds purchased	(25)	250	(2,300)
Proceeds from Federal Home Loan Bank borrowings	-	10,000	5,000
Repayment of Federal Home Loan Bank borrowings	(139)	(15,180)	(15,180)
Proceeds from other borrowings	-	1,360	-
Repayment of other borrowings	(3,689)	(4,061)	(134)
Proceeds from issuance of junior subordinated debentures	12,372	-	-
Proceeds from the exercise of stock options	292	1,554	466

Net cash from (used by) financing activities	12,258	2,053	(75,788)

Net decrease in cash and cash equivalents	15,125	(16,295)	(19,064)
Cash and cash equivalents, beginning of year	8,332	24,627	43,691

Cash and cash equivalents, end of year	$23,457	$8,332	$24,627

Supplemental disclosure of cash flow information
Cash paid for interest	$4,372	$2,929	$5,162

Cash (refunded) paid for income taxes	$ (2,380)	$165	$570

Supplemental disclosure of non cash investing and financing activities
Loans transferred to other real estate owned and repossessed assets	$-	$537	$1,753

Change in unrealized (losses) gains on available-for-sale investment
securities, net of tax	$(490)	$(11)	$(115)

Issuance of common stock in connection with business acquisition	$6,463	$-	$-

Transfer of held-to-maturity securities to available-for-sale	$-	$8,044	$-

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (also the Company or the Bank), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue and Seattle, Washington, and Portland, Oregon, a loan production office in Vancouver, Washington, and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington. During 2002 and much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking, and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and first quarter of 2004. The Company offers or makes available a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, internet banking and trust services.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of estimates in preparation of the consolidated financial statements - Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimations made by management primarily include the calculation of the allowance for credit losses and carrying values of goodwill and other intangibles.

Cash and cash equivalents - For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, including certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

The Bank maintains balances in correspondent bank accounts that, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of its correspondent banks. The Bank has not experienced any losses in such accounts.

Investment securities - The Company is required to specifically identify its investment securities as "held-to-maturity," "available-for-sale," or "trading accounts." Accordingly, management has determined that all investment securities held at December 31, 2005 and 2004, are either "available-for-sale" or "held-to-maturity" and conform to the following accounting policies: Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders' equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Securities held-to-maturity - Bonds, notes and debentures for which the Company has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities, below their cost, that are other than temporary result in write-downs of the individual securities to their fair value and the corresponding establishment of a new cost basis for the security. The related write-downs are included in earnings as realized losses. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

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

The Company also has an investment in a Small Business Investment Company Limited Partnership. The Partnership is operating as a licensee under Section 301C of the Small Business Investment Act of 1958. The Partnership invests in small businesses, as defined by the Small Business Administration. The partnership was newly formed in 2004.  Losses are expected in the near term until the underlying business investees become attractive to third-party purchasers and a transaction is consummated. Investments by the Partnership also serve as an element of compliance with the Community Reinvestment Act.

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

Loans - Loans are stated at the amount of unpaid principal, reduced by an allowance for credit losses and unrealized loan fees. Interest income on simple interest loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate that collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest is anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent that payments are subsequently received and collection of the remaining recorded investment is probable. Non-accrual loans are returned to accrual status when the borrower brings current all past due principal and interest amounts and when future payments are expected in accordance with the contractual terms of the loan. Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are generally amortized into interest income over the loan term using a method that approximates the interest method. Other credit-related fees, such as standby letter of credit fees, loan placement fees, and annual credit card fees are recognized as non-interest income during the period the related service is performed.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to include in impaired loans all loans that are past due 90 days or more as to either principal or interest and any loans that the Company believes collection of principal or interest is doubtful, except for loans that are currently measured at fair value or at the lower of cost or fair value, and credit card receivables, which are considered large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, impairment is measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower's financial condition is such that collection of principal is not probable.

Allowance for credit losses - The allowance for credit losses is based on management's estimates and maintained at a level that is adequate to absorb probable incurred losses inherent in the portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, delinquencies, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and are adjusted as deemed necessary. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit and determines the appropriate amount of credit loss liability that should be recorded. The liability for off-balance sheet credit exposure related to loan commitments, not considered by the Company to be material, is included with the allowance for credit losses.

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is computed by the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to 39.5 years.

Goodwill and other intangibles - Goodwill is recognized from the excess of cost over the fair value of net assets acquired in the course of business acquisitions. Core deposit intangibles (CDI) are also recognized as a result of business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives, and also reviewed for impairment.

Amortization of core deposit intangibles is included in other non-interest expense in the consolidated statements of income. Goodwill is tested for impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. Impairment is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Other real estate owned - Other real estate owned, acquired through or in lieu of foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is adjusted to equal the estimated fair value of the real estate to be acquired, less estimated costs to sell, by a charge to the allowance for credit losses. Any subsequent adjustments are recorded as a valuation allowance with a charge to gain or loss on sale of repossessed assets. Other real estate owned is included in other assets on the consolidated statements of condition.

Income taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on enacted tax rates, which are expected to be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are reported in the Company's income tax returns. The deferred tax provision or benefit for the year is equal to the net change in the deferred tax asset or liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

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

Stock-based compensation - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, the Company has elected to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and, therefore, no compensation cost has been recognized for the Company's stock option plans in the consolidated statements of income.

The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123 had been applied:

	2005		2004		2003

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

			(dollars in thousands, except for share amounts)

Net income (loss)	$ 2,957	$ 2,356	$1,940	$1,727	$117	$ (506)

Basic earnings (loss) per share:	$0.69	$0.55	$0.49	$0.43	$0.03	$ (0.13)

Diluted earnings (loss) per share:	$0.66	$0.53	$0.47	$0.42	$0.03	$ (0.13)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for December 31:

	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	4.26	4.26	4.17 - 4.26
Expected volatility	35.12%	35.81% - 38.40%	48.31% -
			52.11%
Risk-free rate	4.00%	2.78% - 2.98%	2.87% - 2.98%

Due to the discretionary nature of stock option grants, the compensation cost included in pro forma net income in accordance with SFAS No. 123 for the years presented may not be representative of that expected in future years.

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

Recently issued accounting standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. The Company adopted SFAS No. 123R on January 1, 2006 under the modified prospective method, which means any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," except that the compensation expense associated with the unvested portions will be recognized in the statement of income. The Company is currently evaluating the effect that Statement 123R will have on its financial position, results of operations and cash flows.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired and established disclosure requirements for investments with unrealized losses. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementation of the recognition criteria of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP nullifies certain requirements of Issue 03-1. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity's intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. Adoption of this FSP is not expected to have a material effect on the Company's financial condition or results of operations.

Comprehensive income - Comprehensive income includes net income reported on the statements of operations and changes in the fair value of available-for-sale investments reported as a component of shareholders' equity.

The components of comprehensive income for the years ended December 31 are as follows:

(dollars in thousands)	2005	2004		2003

Unrealized gains (losses) arising during the period, net of tax	$ (627)		$(6)	$ (121)
Less reclassification adjustment for net realized (gain)
loss on securities available-for-sale included in
net income during the year, net of tax	137		(5)	6

Net unrealized loss included in
other comprehensive income	$ (490)		$(11)	$ (115)

NOTE 2 - ACQUISITION

On October 31, 2005, the Company acquired all of the outstanding common shares of AEA Bancshares, Inc. (AEA), the parent company of Asia-Europe-Americas Bank, in an acquisition accounted for as a purchase. The results of AEA's operations have been included in the consolidated financial statements since that date. The acquisition is consistent with the Company's business banking expansion strategy in King County Washington. The former Asia-Europe-Americas Bank office in Seattle operates as a Bay Bank branch in Seattle.

The aggregate purchase price was $7.1 million and included common stock valued at $6.5 million and direct acquisition costs of $0.6 million. Each share of AEA common stock converted into 1.9242 shares of the Company's common stock, for a total of 569,970 shares issued, with fractional shares paid in cash. The value of the Company's common stock of $11.34 per share was determined based on the average closing market price of the Company's common stock for the twenty trading day period ended April 28, 2005. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, excluding loans sold shortly after acquisition.  The actual allocation may differ from those assumptions after valuations and other procedures are completed. The Company received $9.2 million on sale of loans with a carrying value of $15.2 million. Of the difference, $5.7 million was charged to the allowance for credit losses as AEA had an allocated loan loss reserve of this amount for these loans prior to acquisition, and $0.3 million was allocated to goodwill.

(dollars in thousands)
Cash and cash equivalents	$29,080
Investment securities	6,282
FHLB stock	197
Loans, net	40,514
Goodwill	1,040
Core deposit intangible asset	260
Other assets	5,254
Deposits	(71,138)
Note payable	(3,685)
Other liabilities	(736)

Total purchase price	$ 7,068

The following unaudited pro forma financial information for the Company gives effect to the acquisition of AEA as if it had occurred on January 1of each year presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future of the combined companies under the ownership and management of the Company.

	Year ended December 31,

	2005	2004

	(Pro forma, unaudited)
(dollars in thousands, except per share amounts)

Net interest income	$ 17,887	$17,978

Net income (loss)	1,422	(1,196)

Net income (loss) per share:

Basic	$ 0.30	$(0.26)

Diluted	0.29	(0.26)

NOTE 3 - RESERVE REQUIREMENTS

The Bank is required to maintain reserves in cash or with the Federal Reserve Bank or an acceptable correspondent bank equal to a percentage of its reservable deposits. No reserves were required at December 31, 2005 and approximately $351,000 was required as of December 31, 2004.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31 are shown below:

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2005:	Cost	Gains	Losses	Value

Mortgage-backed securities	$34,791	$8	$ (483)	$ 34,316
Municipal bonds	18,089	147	(90)	18,146

	$52,880	$155	$ (573)	$ 52,462

	Amortized	Unrealized	Unrealized	Fair
December 31, 2004:	Cost	Gains	Losses	Value

Mortgage-backed securities	$46,590	$267	$ (108)	$ 46,749
Municipal bonds	13,092	190	(26)	13,256

	$59,682	$457	$ (134)	$ 60,005

The following table presents the gross unrealized losses and fair value of the Bank's investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$30,196	$(387)	$ 2,953	$(96)	$ 33,149	$(483)
Municipal bonds	6,136	(68)	570	(22)	6,706	(90)

	$36,332	$(455)	$ 3,523	$(118)	$ 39,855	$(573)

The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security's fair value can move from a gain or loss position. The Company believes that the unrealized losses on securities that were in a loss position as of December 31, 2005, were due to changes in market rates and not credit quality. The company has the ability and intent to hold these investments until a market price recovery or to maturity, therefore, the unrealized loss on these investments are not considered other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2005, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

	Available-for-Sale

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Due within one year	$417	$418
Due after one year through five years	20,111	19,840
Due after five years through ten years	15,403	15,199
Due after ten years	16,949	17,005

	$52,880	$52,462

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities often mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans. As of December 31, 2005 and 2004, investment securities in the amounts of $3.9 million and $2.6 million, respectively, were pledged as collateral to secure long-term FHLB borrowings and public deposits.

The following table presents the gross realized gains and losses on the sale of securities available for sale for the years ended December 31, 2005, 2004 and 2003:

	2005		2004				2003

(dollars in thousands)	Gains	Losses	Gains		Losses		Gains		Losses

Mortgage-backed securities	$ -	$232		$5		$-		$-		$9
Municipal bonds	-	-		-		-		-		-
US Government and agency securities	-	-		3		-		-		-

	$ -	$232		$8		$-		$-		$9

NOTE 5 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio as of December 31 consists of the following:

	December 31,

(dollars in thousands)	2005	2004

Commercial loans	$75,576		$55,381
Real estate:
Construction	46,281		25,258
Residential 1 – 4 family	37,360		27,248
Commercial	106,310		79,128
Installment and other consumer	4,925		2,784

Total loans, gross	270,452		189,799
Deferred loan fees	(205)		(453)

Loans, net of deferred loan fees	$270,247		$189,346

An analysis of the change in the allowance for credit losses for the years ended December 31 is as follows:

(dollars in thousands)	2005	2004	2003

Balance, beginning of year	$ 3,796	$ 3,968	$ 6,150
Provision for credit losses	870	210	237
Loans charged to allowance	(1,817)	(675)	(3,224)
Recoveries credited to the allowance	168	293	805
Adjustment incident to acquisition	1,651	-	-

Balance, end of year	$ 4,668	$ 3,796	$ 3,968

Loans on which the accrual of interest has been discontinued amounted to approximately $4.2 million, $84,000 and $1.9 million at December 31, 2005, 2004, and 2003, respectively. Interest forgone on nonaccrual loans was approximately $86,000, $78,000, and $165,000 in 2005, 2004, and 2003, respectively.

At December 31, 2005 and 2004, the Company's recorded investment in certain loans that were considered to be impaired was $4.2 million and $101,000, respectively. These loans were evaluated for impairment and it was determined that the general reserve was adequate and that specific reserves on these impaired loans were not required at December 31, 2005 or year-end 2004. The balance of the allowance for credit losses in excess of specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was approximately $1.6 million, and $1.2 million, respectively.

Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2005, 2004, and 2003, interest income recognized on impaired loans totaled $42,000, $183,000, and $683,000, respectively.

As of December 31, 2005 and 2004, specific loans in the amounts of $1.0 million and $2.0 million, respectively, were pledged as collateral to secure long-term FHLB borrowings.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(dollars in thousands)	2005	2004

Land	$ 614	$ 614
Buildings and improvements	4,554	4,309
Furniture and equipment	4,140	3,797

Total premises and equipment	9,308	8,720
Accumulated depreciation	(5,039)	(4,703)

Premises and equipment, net	$ 4,269	$ 4,017

Depreciation expense was $336,000, $382,000, and $526,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES

The following table summarizes changes in the Company's goodwill and core deposit intangibles for the years ended December 31, 2005 and 2004. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not recognized any amortization expense for goodwill for the periods presented in the accompanying consolidated statements of income. In 2003, with the Bank's realignment of its mortgage banking operations, management determined all remaining goodwill associated with the acquisition of Bay Mortgage to be fully impaired, which resulted in a charge to 2003 pre-tax earnings of $1.5 million. The on-going analysis of goodwill indicated that no additional impairment existed at December 31, 2005 or 2004. The core deposit intangible related to AEA is being amortized over 30 months.

		Core Deposit
(dollars in thousands)	Goodwill	Intangibles

Balance, December 31, 2003	$ 852	$236
Additions	-	-
Amortization	-	(236)

Balance, December 31, 2004	852	-
Additions related to AEA	1,040	260
Amortization	-	(17)

Balance, December 31, 2005	$ 1,892	$243

NOTE 8 - CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $77.0 million and $74.7 million at December 31, 2005 and 2004, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $2.5 million, $1.4 million, and $1.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005, the scheduled maturities for all time deposits are as follows:

(dollars in thousands)
Years ending December 31,	2006	$78,818
	2007	22,286
	2008	3,378
	2009	1,752
	2010	2,411
	2011	-
	2012	4,863

		$113,508

NOTE 9 - FEDERAL FUNDS PURCHASED

Unsecured overnight federal funds purchased were $450,000 and $475,000 at December 31, 2005 and 2004, respectively. The interest rate on these borrowings was 3.8125% as of December 31, 2005, and was 1.8125% at December 31, 2004.

NOTE 10 - FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) and other borrowings consist of the following at December 31:

(dollars in thousands)	2005	2004

Notes payable to FHLB; interest from 6.11% to 8.62% at December 31, 2005 and 2004, respectively;
payable in monthly installments including interest; due 2006 to 2009; secured by certain investment securities and mortgage loans totaling $667,000 and $591,000 at December 31, 2005 and 2004,
respectively	$ 334	$ 473

Contract payable; interest at 9.0%; payable in monthly installments including interest through October	33	38
2010

Total FHLB and other borrowings	$ 367	$ 511

The Company has a $2 million line of credit with a correspondent bank, with the interest rate set at prime. There was no balance outstanding as of December 31, 2005. The line matures in June 2006.

The scheduled repayment of FHLB and other borrowings subsequent to December 31, 2005, is as follows:

(dollars in thousands)
Years ending December 31,	2006	$130
	2007	108
	2008	78
	2009	45
	2010	6

		$367

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and limit outstanding borrowings to 20% of total assets. The FHLB has also issued standby letters of credit totaling $3.5 million and $3.3 million at December 31, 2005 and 2004, respectively, to support the Bank's public deposits and certain standby letters of credit issued by the Bank.

NOTE 11 - JUNIOR SUBORDINATED DEBENTURES

In April 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company's Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of December 31, 2005, trust preferred accounted for 22% of the Company's Tier 1 capital. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on April 29, 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after April 29, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The Company recorded interest expense related to the Trust Preferred Securities of $455,000 for the year 2005.

NOTE 12 - INCOME TAXES

Components of the income tax provision (benefit) for the years ended December 31, were as follows:

(dollars in thousands)	2005	2004	2003

Current	$122	$130	$(83)
Deferred	737	460	45

Income tax provision (benefit)	$859	$590	$(38)

The composition of deferred tax assets and deferred tax liabilities at December 31 was as follows:

(dollars in thousands)	2005	2004

Deferred tax assets:
Allowance for credit losses	$450	$827
Intangibles	1,140	1,064
Net operating loss carryforwards	2,477	322
Tax credits	206	-
Other	406	38

	4,679	2,251

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(241)	(233)
Deferred loan fees	(170)	(98)
Other	(61)	(115)

	(472)	(446)

Net deferred tax assets	$4,207	$1,805

The above table does not include deferred tax assets or liabilities relating to the unrealized gain or loss on investment securities available-for-sale. Deferred tax assets of $142,000 in 2005 and liabilities of $110,000 in 2004 were recorded in conjunction with unrealized gains and losses on investment securities available-for-sale.

A reconciliation between the statutory federal income tax provision (benefit) and the effective tax provision (benefit) is as follows:

		Years Ended December 31,

(dollars in thousands)	2005	2004	2003

Federal income taxes at statutory rate:	$1,297	$873	$44
State tax, net of federal income tax benefit	22	-	-
Effect of nontaxable loan and investment income	(361)	(303)	(124)
Tax credits	(131)	-	-
Other	32	20	42

	$859	$590	$(38)

At December 31, 2005, the Company had $7.2 million of net operating loss carryforwards, expiring $972,000 in 2020 and $6.2 million in 2025. Unused general business credit carryovers of $120,000 are available to reduce future federal income tax, expiring $54,000 in 2024 and $66,000 in 2025. In addition, the Company has available Alternative minimum Tax credit carryforwards of approximately $86,000 that may be used indefinitely to reduce regular federal income taxes. Management believes, based upon the Company's historical performance, that it is more likely than not that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 13 - EARNINGS PER SHARE

The following table summarizes the denominator of the basic and diluted earnings per share computations:

	Years Ended December 31,

	2005	2004	2003

Weighted-average shares outstanding – basic	4,266,783	3,999,216	3,854,253
Effect of assumed conversion of stock options	184,683	94,893	150,249

Weighted-average shares outstanding – diluted	4,451,466	4,094,109	4,004,502

Options to purchase 131,800 shares with exercise prices ranging from $13.51 to $14.40 were not included in diluted earnings per share for 2005 because the exercise price was greater than the average market price for the year 2005. These options expire in 2015. At December 31, 2004, there were 555,466 options with exercise prices ranging from $10.73 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price for the year 2004. At December 31, 2003, there were 536,966 options with exercise prices ranging from $8.75 to $12.00 not included in diluted earnings per share due to the exercise price being greater than the average market price for the year 2003.

NOTE 14 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

The Company pays dividends from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans, or advances.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject. As of the most recent notifications from its regulatory agencies, the Bank was categorized as well-capitalized.

The following table presents selected capital information for the Company and the Bank as of December 31, 2005 and 2004:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total risk-based capital:
Consolidated	$58,839	18.89%	$ 24,922	>8.00%	N/A	N/A
Bank	$56,664	18.28%	$ 24,804	>8.00%	$ 31,005	>10.00%
Tier 1 risk-based capital:
Consolidated	$54,935	17.63%	$ 12,461	>4.00%	N/A	N/A
Bank	$52,779	17.02%	$ 12,402	>4.00%	$ 18,603	>6.00%
Tier 1 (leverage) capital:
Consolidated	$54,935	15.92%	$ 13,804	>4.00%	N/A	N/A
Bank	$52,779	15.38%	$ 13,730	>4.00%	$ 17,163	>5.00%

December 31, 2004
Total risk-based capital:
Consolidated	$37,068	17.26%	$ 17,182	>8.00%	N/A	N/A
Bank	$36,297	16.95%	$ 17,136	>8.00%	$ 21,419	>10.00%
Tier 1 risk-based capital:
Consolidated	$34,370	16.00%	$ 8,591	>4.00%	N/A	N/A
Bank	$33,606	15.69%	$ 8,568	>4.00%	$ 12,852	>6.00%
Tier 1 (leverage) capital:
Consolidated	$34,370	12.64%	$ 10,879	>4.00%	N/A	N/A
Bank	$33,606	12.38%	$ 10,858	>4.00%	$ 13,572	>5.00%

NOTE 15 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

During 2003, the Company adopted the 2003 Stock Incentive Plan (the 2003 Plan) under which it is authorized to issue up to 500,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. The 2003 Plan replaces the Company's former 1997 Stock Option Plan (the 1997 Plan), under which the Company was authorized to issue up to 625,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. Upon adoption of the 2003 Plan, there were 603,200 shares outstanding under the 1997 Plan and the remaining 21,800 shares authorized were retired. Under the 2003 Plan, options may be granted to the Company's employees, non-employee directors, and others whom management believes contribute to the long-term financial success of the Company. The exercise price of nonqualified stock options under the 2003 Plan must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors' compensation committee. At December 31, 2005 and 2004, options to purchase 653,770 and 469,120, respectively, which exclude options outside of the Plans, were outstanding under the 1997 and 2003 Plans (the Plans.)

In the process of recruiting senior management, the Company granted 32,000 and 12,000 nonqualified options, outside of the Plans, in 2005 and 2004, respectively. The exercise prices ranging from $12.21 to $14.40 in 2005 and $9.85 to $10.99 in 2004. Of these options, 38,000 vested immediately and 6,000 vest over four years; all of these options expire ten years from the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant. During 2003, the Company granted 65,000 nonqualified options, also outside of the Plans, with exercise prices ranging from $6.87 to $7.91. These options vest over four years and expire ten years from the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant. In connection with the acquisition of Northern Bank of Commerce during 2000, the Company issued 231,466 non-qualified stock options to former executive management and directors of Northern Bank of Commerce. These options vest equally over four years and expire ten years after the date of grant. The exercise prices of these options range from $11.09 to $12.00 per share and were granted outside of the Plans. Total options outstanding that were issued outside of the Plans were 330,466 as of December 31, 2005.

A summary of option activity for the years ended December 31 is as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	Common	Average	Common	Average	Common	Average
(dollars in thousands)	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	797,586	$9.69	1,062,456	$8.53	731,966	$7.48
Granted	219,300	13.06	34,500	10.67	462,000	9.40
Exercised	(22,800)	10.19	(268,840)	5.60	(80,380)	5.80
Forfeited	(9,850)	10.42	(30,530)	6.58	(51,130)	5.55

Balance, end of year	984,236	$10.42	797,586	$9.69	1,062,456	$8.53

Exercisable, end of year	822,736	$10.57	543,446	$9.71	648,341	$7.91

Fair value of options granted		$4.51		$3.61		$4.01

Options available for grant	4,000		202,000		206,230

At December 31, 2005, exercise prices for outstanding options ranged from $4.44 to $14.40. As of December 31, 2005, outstanding stock options consisted of the following:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price Range	Outstanding	Price	Life (years)	Exercisable	Price

$4.01 – $5.00	46,970	$ 4.66	4.6	46,970	$ 4.66
$5.01 – $6.00	32,000	5.36	6.1	25,600	5.36
$6.01 – $7.00	120,000	6.77	7.1	88,000	6.77
$7.01 – $8.00	32,000	7.93	5.1	26,000	7.93
$9.01 – $10.00	6,000	9.85	8.5	6,000	9.85
$10.01 – $11.00	381,500	10.77	8.2	265,900	10.74
$11.01 – $12.00	233,966	11.67	4.5	232,466	11.68
$13.01 – $14.00	2,000	13.71	9.9	2,000	13.71
$14.01 – $15.00	129,800	14.40	10.0	129,800	14.40

	984,236	$ 10.42	7.1	822,736	$ 10.57

The Company maintains an employee stock purchase plan (ESPP). During 2003, the Company amended the ESPP to allow eligible employees to defer a whole percentage of their salary, from 1% to 10%, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85% of the lowest market price on either the first or last day of the six-month deferral period. Prior to the 2003 revisions, each employee was granted the right to purchase stock at a price equal to the fair value of the common stock at the date of grant, as determined by the Board of Directors. These grants were made to qualified employees each quarter and expired within the month they were granted. Under the revised terms of the ESPP, the Company issued 5,929 shares with purchase prices ranging from $9.27 to $10.48 per share during 2005 and issued 6,060 shares with purchase prices ranging from $6.93 to $8.41 per share during 2004. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of December 31, 2005, there were 163,011 shares remaining under the ESPP.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Company and the Bank are party to several lease commitments for premises and equipment. Future rental payments on these lease commitments are indicated in the table below. This payment schedule reflects actual commitments on lease agreements in which the Company is currently involved, and does not include potential additional payments related to possible lease extensions.

(dollars in thousands)
Years ending December 31,	2006	$701
	2007	629
	2008	606
	2009	510
	2010	516
	Thereafter	1,550

		$4,512

Rent expense under lease agreements was $537,000, $598,000, and $1.2 million for the years ending December 31, 2005, 2004, and 2003, respectively. The Company recognized $184,000 in additional rent expense during 2003 to prepay the remaining balance due on canceled lease agreements.

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

A summary of the Bank's undisbursed commitments and contingent liabilities at December 31, 2005, is as follows:

	Fixed	Variable
(dollars in thousands)	Rate	Rate	Total

Commitments to extend credit	$3,322	$77,560	$ 80,882
Credit card commitments	6,142	-	6,142
Standby letters of credit	25	534	559

	$9,489	$78,094	$ 87,583

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

The Bank has also committed as a general partner in several venture capital and low income tax credit housing investment funds. The companies administering the funds seek small business and real estate investments that meet certain criteria under the Community Reinvestment Act. When eligible investments are identified, the partners in the funds are asked to contribute a portion of their commitment. The Bank had committed a total of $3.5 million and $2.5 million in such funds at December 31, 2005 and 2004, respectively. The total amount funded as of December 31, 2005 and 2004, was $400,000 and $115,000, respectively.

NOTE 17 - RELATED-PARTY TRANSACTIONS

Certain directors, executive officers and their spouses, associates, and related organizations, have transactions with the Bank in the ordinary course of business. All loans and commitments to loan have been made on substantially the same terms and conditions, including collateral required, as comparable transactions with unaffiliated parties. Executive officers are charged the same rates of interest and loan fees as are charged to employees of the Company. Such interest rates and fees may be less than those charged to non-employee borrowers. Related-party loan amounts are summarized as follows:

(dollars in thousands)	2005			2004

Beginning balance		$82	$		1
Loans made		497			201
Loan repayments made		(459)			(132)
Other		-			12

Ending balance		$120	$		82

Certain officers from prior years are no longer officers and certain employees that were not reportable as related parties in past periods were reported during 2004. The balances outstanding to such persons are reflected in the "other" category above.

NOTE 18 - EMPLOYEE BENEFIT PLANS

The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees who have completed three months of service. The plan allows an employee to contribute a portion of his or her annual wages subject to a maximum dollar limit which is set by law. In addition, at the discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of each employee participant. Currently, the Company matches the contribution of each participant up to 3% of their income, with a $3,000 maximum match. In 2005 and 2004, regardless of the employee's participation in the plan, the Company contributed 1.5% of the employee's salary, up to a maximum of $3,000. For this contribution, the recipient was required to be employed by the Company on the last day of the plan year. The plan also requires completion of six months of service to become eligible for Company contributions. Any funds contributed by the Company vest 25 percent per year and are fully vested after four years of service. The Company contributed $75,000, $153,000, and $301,000 into the plan for the years ended December 31, 2005, 2004, and 2003, respectively.

During 2003, the Bank entered into a supplemental retirement plan for an executive officer. This plan provides for a retirement benefit that increases annually until the executive reaches age 65 and will be paid out annually over the executive's life. As of December 31, 2005, the Bank's liability pursuant to this supplemental retirement plan was $125,200. Expense related to the plan of $55,200, $42,000 and $28,000 was recorded during 2005, 2004 and 2003, respectively.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 were as follows:

	2005		2004

	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$ 23,457	$ 23,457	$ 8,332	$ 8,332
Investment securities	52,462	52,462	60,005	60,005
Federal Home Loan Bank stock, at cost	1,247	1,247	1,047	1,047
Loans, net of allowance for credit losses and
deferred loan fees	265,579	256,087	185,550	182,630
Financial liabilities:
Non-interest-bearing demand deposits	$ 97,327	$ 97,327	$ 51,982	$ 51,982
Savings and interest-bearing demand deposits	98,630	98,630	77,709	77,709
Certificates of deposit	113,508	113,361	104,919	105,333
Federal funds purchased	450	450	475	475
Federal Home Loan Bank and other borrowings	367	391	511	568
Junior subordinated debentures	12,372	12,372	-	-

While estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2005 and 2004, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2005 and 2004 should not necessarily be considered to apply at subsequent dates.

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

Junior subordinated debentures - Due to the variable interest rate, the carrying amount approximates fair value.

Commitments to extend credit, credit card commitments, and standby letters of credit - The fair values of off-balance sheet commitments to extend credit, credit card commitments, and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

NOTE 20 - CONCENTRATIONS OF CREDIT RISK

Most of the Bank's loans, lending commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2005. The Bank's loan policies provide for a "house lending limit" periodically established by management with approval from the Board of Directors. An application for credit that exceeds the house lending limit must obtain approval for exception to the policy by the Board of Director's loan committee. In addition, the Bank is limited by law as to the amount of credit it may extend to any single borrower or group of related borrowers.

NOTE 21 - SEGMENTS OF A BUSINESS AND RELATED INFORMATION

The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and "bridge" loans. While management monitors the revenue streams of the various products and services, the mortgage banking and trust segments were not individually material and operations were managed and financial performance evaluated on a company-wide basis in 2005 and 2004. Accordingly, all financial service operations were considered by management to be aggregated within one reportable operating segment.

Prior to the closure of Bay Escrow and the Bellevue and Seattle offices of Bay Mortgage in the fourth quarter of 2003, mortgage lending activities were a material business segment and reported by the Company's management as a separate operating segment. The accounting policies for the Company's segment information provided below are the same as those described in Note 1, except that certain operating expenses are not allocated to segments.

	2003

		Mortgage	Holding
(dollars in thousands)	Banking	Banking	Company	Intersegment	Consolidated

Interest income	$ 16,224	$2,525	$21	$(2,488)	$16,282
Interest expense	5,859	1,367	224	(2,488)	4,962

Net interest income	10,365	1,158	(203)	-	11,320
Provision for credit losses	(426)	-	663	-	237
Non-interest income	2,031	7,358	17	-	9,406
Non-interest expense	10,797	9,257	356	-	20,410

Income (loss) before income tax
provision (benefit)	2,025	(741)	(1,205)	-	79
Income tax provision (benefit)	599	(256)	(381)	-	(38)

Net income (loss)	$ 1,426	$(485)	$(824)	$-	$117

Depreciation and amortization	$ 679	$111	$-	$-	$790

Total assets	$ 266,970	$14,947	$34,547	$(47,665)	$268,799

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,

(dollars in thousands)	2005	2004

Assets
Cash and cash equivalents	$1,340	$340
Investment in bank subsidiary	54,785	34,933
Other assets	1,464	583

Total assets	$57,589	$35,856

Liabilities and Shareholders' Equity
Junior subordinated debentures	$12,372	$-
Other liabilities	276	158

Total liabilities	12,648	158
Shareholders' Equity	44,941	35,698

Total Liabilities and Shareholders' Equity	$57,589	$35,856

Condensed Statements of Income

		Years ended December 31,

(dollars in thousands)	2005	2004	2003

Income
Intercompany interest income	$ 33	$ 7	$ 38
Expense
Interest expense	455	96	224
Provision for credit losses	-	-	663
Other expense	335	316	356

	790	412	1,243

Loss before income tax benefit and equity
in undistributed earnings of subsidiary	(757)	(405)	(1,205)
Income tax benefit	257	138	381

Net loss before equity in
undistributed earnings of subsidiary	(500)	(267)	(824)
Equity in undistributed earnings
of subsidiary	3,457	2,207	941

Net income	$ 2,957	$ 1,940	$ 117

NOTE 22 - PARENT COMPANY ONLY FINANCIAL DATA - (continued)

Condensed Statements of Cash Flows
		Years Ended December 31,

(dollars in thousands)	2005	2004	2003

Cash flows from operating activities
Net income from continuing operations	$2,957	$1,940	$	117
Adjustments to reconcile net income to net
cash from operating activities:
Undistributed earnings of subsidiary	(3,457)	(2,207)		(941)
Charge-off of purchased loans	-	-		663
(Increase) decrease in other assets	44	(515)		148
Increase in other liabilities	82	523		68

Net cash from
operating activities	(374)	(259)		55

Cash flows from investing activities
Investment in bank subsidiary	(8,000)	-		-
Investment in unconsolidated trust subsidiary	(372)	-		-
Purchase of loans	-	-		(663)
Other	767	-		-

Net cash from investing activities	(7,605)	-		(663)

Cask flows from financing activities
Proceeds from issuance of inter-company
subordinated debentures	12,372	-		-
Repayment of debt assumed in acquisition	(3,685)	-		-
Net repayments of long-term borrowings	-	(2,696)		(130)
Proceeds from exercise of stock options	292	1,554		466

Net cash from financing activities	8,979	(1,142)		336

Net increase (decrease) in cash and cash
equivilants	1,000	(1,401)		(272)
Cash and cash equivalents,
beginning of year	340	1,741		2,013

Cash and cash equivalents,
end of year	$1,340	$340	$	1,741

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years 2005 and 2004:

(dollars in thousands, except per share)	March 31	June 30	September 30	December 31

2005
Interest income	$ 4,112	$4,501	$ 5,108	$5,977
Interest expense	951	1,110	1,350	1,491

Net interest income	3,161	3,391	3,758	4,486
Provision for credit losses	-	60	310	500
Non-interest income	618	562	642	629
Non-interest expense	2,915	2,959	3,056	3,631

Income before income tax provision	864	934	1,034	984
Income tax provision	222	247	278	112

Net income	$ 642	$687	$ 756	$872

Earnings per common share - basic	$ 0.15	$0.16	$ 0.18	$0.19

Earnings per common share - diluted	$ 0.15	$0.16	$ 0.17	$0.18

The increase in net interest income in the first three quarters of 2005 related primarily to loan growth. The increases in net interest income, non-interest income and non-interest expense in the fourth quarter were due primarily to the acquisition of AEA on October 31, 2005.

(dollars in thousands, except per share)	March 31	June 30	September 30	December 31
2004
Interest income	$3,620	$3,684	$3,823	$4,116
Interest expense	754	736	727	831

Net interest income	2,866	2,948	3,096	3,285
Provision for credit losses	(13)	100	73	50
Non-interest income	808	722	635	622
Non-interest expense	3,173	3,017	2,970	3,082

Income before income tax provision	514	553	688	775
Income tax provision	117	114	171	188

Net income	$397	$439	$517	$587

Earnings per common share - basic	$0.10	$0.11	$0.13	$0.14

Earnings per common share - diluted	$0.10	$0.11	$0.13	$0.14

Interest income and interest expenses increased during 2004 primarily due to increases in national interest rates and the Bank's prime rate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out evaluations, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the existing controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Item 9B. Other Information
None

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to the sections entitled "Security Ownership," "Election of Directors," and "Information Regarding the Board of Directors and its Committees," in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders.

On January 26, 2006, the Company announced the retirement of Mark Andrews from the Board of Directors.

Item 11. Executive Compensation

The response to this item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to the section entitled "Security Ownership" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to the section entitled "Related-Party Transactions" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference to the section entitled "Auditors" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents have been filed as part of this report:

Financial Statements included in Item 8 of this Form 10-K:

  Consolidated Statements of Condition
  Consolidated Statements of Income
  Consolidated Statements of Changes in Shareholder's Equity and Comprehensive Income
  Consolidated Statements of Cash Flow
  Notes to Consolidated Financial Statements

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission or are included in the financial statements or notes thereto. The Company has one unconsolidated subsidiary. There are no fifty percent or less owned subsidiaries or affiliates whose securities are pledged as collateral that are not consolidated. The unconsolidated wholly-owned subsidiary is Cowlitz Statutory Trust 1, which is not consolidated pursuant to FIN 46.

The exhibit list is set forth on the Exhibit Index immediately following the signature page. The exhibits filed as part of this report or incorporated by reference herein are listed on the Exhibit Index. Management contracts are indicated by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2006.

COWLITZ BANCORPORATION (Registrant) /s/ Richard J. Fitzpatrick Richard J. Fitzpatrick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th day of March 2006.

/s/Phillip S. Rowley Phillip S. Rowley, Chairman
/s/ John S. Maring John S. Maring, Director
/s/ Brian Magnuson Brian Magnuson, Director
/s/ Ernie Ballou Ernie Ballou, Director
Linda Tubbs, Director
/s/ John Petersen John Petersen, Director
Principal Executive Officer:

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick
President and Chief Executive Officer, Director

Principal Accounting and Principal Financial Officer:

/s/ Gerald L. Brickey
Gerald L. Brickey
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated and Amended Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333-44355)
3.2	Bylaws (incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333-44355)
10.1	Advances Security and Deposit Agreement dated March 29, 1991 between Federal Home Loan Bank of Seattle and Cowlitz Bank(incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333- 44355)

10.2	Federal Home Loan Bank of Seattle Form of Promissory Note (Credit Line Fixed Rate Advance) (incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333-44355).
10.3	* Employment Agreement with Rich Fitzpatrick (incorporated by reference to the Company's Form 10-Q filed May 15, 2003)
10.4	Cowlitz Bancorporation 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)
10.5	* Employment Agreement with Ernie Ballou (incorporated by reference to the Company's Form 10-Q filed May 15, 2003)
10.6	Cowlitz Bancorporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)
10.7	* Executive Severance Agreement with Donna Gardner dated October 20, 1994
10.8	Placement Agreement dated April 28, 2005, between the Company and its financing subsidiary Cowlitz Statutory Trust I, on the one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents, relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-126423)

10.9	Guarantee Agreement dated April 29, 2005 between the Company and Wilmington Trust Company relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, Registration No. 333-126423)

10.10	* Employment Agreement for Gerald L. Brickey dated effective as of December 28, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed January 24, 2006)
10.11	* Supplemental Executive Retirement Plan for Rich Fitzpatrick (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 2, 2005)
10.12	* Amendment to Employment Agreement of Ernie Ballou (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed November 2, 2005)
21	List of all Subsidiaries of the Registrant:
Cowlitz Bank, which does business as Cowlitz Bank, Bay Bank and Bay Mortgage Cowlitz Statutory Trust I
23	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer