Form 10-Q
period 2006-03-31
COWLITZ BANCORPORATION
filed 2006-05-15
CIK 894267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended March 31, 2006

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, no par value on April 30, 2006: 4,802,251 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition -	3
	March 31, 2006, and December 31, 2005
	Consolidated Statements of Income -	4
	Three months ended March 31, 2006 and March 31, 2005
	Consolidated Statements of Changes in Shareholders' Equity -	5
	Three months ended March 31, 2006 and year ended December 31, 2005
	Consolidated Statements of Cash Flows -	6
	Three months ended March 31, 2006 and March 31, 2005
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition	11
	And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	March 31,	December 31,
(dollars in thousands)	2006	2005

Assets
Cash and cash equivalents	$15,098	$23,457
Investment securities	54,309	52,462
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	287,348	270,247
Allowance for loan losses	(4,860)	(4,417)

Total loans, net	282,488	265,830
Cash surrender value of bank-owned life insurance	13,085	11,475
Premises and equipment	4,399	4,269
Goodwill and other intangibles	1,929	2,135
Accrued interest receivable and other assets	10,012	9,471

Total assets	$382,567	$370,346

Liabilities
Deposits:
Non-interest-bearing demand	$91,260	$97,327
Savings and interest-bearing demand	95,181	98,360
Certificates of deposit	135,291	113,508

Total deposits	321,732	309,195
Federal funds purchased and other borrowings	658	817
Junior subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	2,189	3,021

Total liabilities	336,951	325,405
Commitments and contingencies (Note7)
Shareholders' equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock, no par value; 25,000,000 shares authorized
with 4,772,251 shares issued and outstanding
at March 31, 2006 and December 31, 2005	26,266	26,266
Additional paid-in capital	2,081	2,043
Retained earnings	17,968	16,908
Accumulated other comprehensive loss, net of taxes	(699)	(276)

Total shareholders' equity	45,616	44,941

Total liabilities and shareholders' equity	$382,567	$370,346

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,

(dollars in thousands, except per share amounts)	2006	2005

Interest income
Interest and fees on loans	$5,639	$3,421
Interest on taxable investment securities	457	518
Interest on non-taxable investment securities	187	135
Other interest and dividend income	113	38

Total interest income	6,396	4,112

Interest expense
Savings and interest-bearing demand	307	185
Certificates of deposit	1,131	752
Federal funds purchased and other borrowings	14	14
Junior subordinated debentures	181	-

Total interest expense	1,633	951

Net interest income before provision for credit losses	4,763	3,161
Provision for credit losses	405	-

Net interest income after provision for credit losses	4,358	3,161

Non-interest income
Service charges on deposit accounts	144	137
Mortgage brokerage fees	35	79
Credit card income	84	125
Fiduciary income	181	147
Increase in cash surrender value of bank-owned life insurance	110	82
Wire fees	115	3
Other income	92	45

Total non-interest income	761	618

Non-interest expense
Salaries and employee benefits	2,087	1,697
Net occupancy and equipment expense	450	348
Professional fees	247	193
Business taxes	81	51
Advertising	63	60
Credit card expense	66	136
Data processing and communications	115	73
Postage and freight	79	65
Travel and education	74	25
Stationery and supplies	50	32
Amortization of intangible assets	26	-
Insurance Premiums	48	42
Other expenses	268	193

Total non-interest expense	3,654	2,915

Income before provision for income taxes	1,465	864
Income tax provision	405	222

Net income	$1,060	$642

Earnings per common share:
Basic	$0.22	$0.15

Diluted	$0.21	$0.15

Weighted average shares outstanding:
Basic	4,772,251	4,174,141

Diluted	5,012,247	4,309,767

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated
	Common stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity	Income

(dollars in thousands)
Balance, December 31, 2004	4,173,552	$19,511	$2,022	$13,951	$214	$ 35,698
Comprehensive income:
Net income	-	-	-	2,957	-	2,957	$2,957
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $343	-	-	-	-	(490)	(490)	(490)

Comprehensive income							$2,467

Issuance of common stock in
connection with acquisition	569,970	6,463	-	-	-	6,463
Proceeds from the exercise of
stock options and employee stock
purchases	28,729	292	-	-	-	292
Tax benefit from the exercise
of stock options	-	-	21	-	-	21

Balance, December 31, 2005	4,772,251	26,266	2,043	16,908	(276)	44,941
Comprehensive income:
Net income	-	-	-	1,060	-	1,060	$1,060
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $223	-	-	-	-	(423)	(423)	(423)

Comprehensive income							$637

Recognition of
stock-based compensation	-	-	38	-	-	38

Balance, March 31, 2006	4,772,251	$26,266	$2,081	$17,968	$(699)	$ 45,616

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,

(dollars in thousands)	2006	2005

Cash flows from operating activities
Net income from operations	$ 1,060	$642
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	38	-
Depreciation and amortization	129	81
Provison for credit losses	405	-
Increase in cash surrender value of bank-owned life insurance	(110)	(82)
Federal Home Loan Bank stock dividends	-	(4)
Net amortization of investment security premiums and accretion of discounts	17	37
Decrease in accrued interest receivable and other assets	(143)	(388)
Increase (decrease) in accrued interest payable and other liabilities	(832)	184

Net cash from operating activities	564	470

Cash flows from investing activities
Proceeds from maturities and sales of investment securities available-for-sale	1,485	2,094
Purchases of available-for-sale investment securities	(3,991)	-
Net (increase) decrease in loans	(17,063)	(8,275)
Purchases of premises and equipment	(233)	(75)
Purchase of bank-owned life insurance	(1,500)	-

Net cash used by investment activities	(21,302)	(6,256)

Cash flows from financing activities
Net increase (decrease) in savings, noninterest-bearing and interest-bearing demand deposits	(9,246)	13,166
Net increase (decrease) in certificates of deposit	21,783	52
Net increase (decrease) in federal funds purchased and other borrowings	(158)	(117)
Proceeds from the exercise of stock options	-	5

Net cash from financing activities	12,379	13,106

Net increase(decrease) in cash and cash equivalents	(8,359)	7,320
Cash and cash equivalents, beginning of period	23,457	8,332

Cash and cash equivalents, end of period	$ 15,098	$15,652

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Organization- Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the Bank), a Washington state-chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Seattle, Bellevue and Vancouver, Washington. In Oregon, the Company operates a full service branch in Portland and a limited service branch in a retirement center in Wilsonville. The Bank also provides mortgage-banking services through its Bay Mortgage division with offices in Longview and Vancouver. The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, international banking services, consumer lending, internet banking and trust services.

Principles of consolidation- The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The interim consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including the notes thereto, included in the Company's 2005 Form 10-K.

Operating segments- Internal financial information is primarily recorded and aggregated in three lines of business: commercial banking, mortgage banking, and trust services. While management monitors the revenue streams of the various products and services, the mortgage banking and trust segments are not individually material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements- Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses and carrying values of the Company's goodwill and other intangibles.

Hedging activities- In the ordinary course of business, the Company may enter into derivative transactions to manage its exposure to interest rate. Derivatives that may be used for interest rate risk management include interest rate swaps, futures, forward and option structures with indices that relate to the pricing of specific on-balance sheet assets. Under the guidance of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments that qualify for hedge accounting are recorded on the balance sheet at fair value and classified either as a hedge of the fair value of a recognized asset or liability (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (cash flow hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The Company performs an assessment, both at inception of the hedge and on a quarterly basis thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

In March 2006, the Company entered into an interest rate floor agreement to hedge the variability of expected interest income related to loans priced with a floating rate index. The notional amount of this agreement was $50 million, and the agreement expires in March 2011. The effective portion of the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other non-interest income during the period of change.

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended
	March 31,

	2006	2005

Weighted-average shares – basic	4,772,251	4,174,141
Effect of assumed conversion of stock options	239,996	135,626

Weighted-average shares – diluted	5,012,247	4,309,767

4. Stock-Based Compensation

At March 31, 2006, the Company had one stock-based compensation plan available for issuing option grants and an Employee Stock Purchase Plan ("ESPP"). In 2003, the Company adopted the 2003 Stock Incentive Plan (2003 Plan) under which it is authorized to issue up to 500,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. The 2003 Plan replaced the Company's 1997 Stock Option Plan. Under the 2003 Plan, options may be granted to the Company's employees, non-employee directors and others whom management believes contribute to the long-term financial success of the Company. The 2003 Plan permits the grant of stock options and restricted stock grants for up to 500,000 shares, of which 4,000 share grants remain available for issue. On March 22, 2006, the Company's Board of Directors adopted, subject to shareholder approval at the annual meeting of shareholders to be held May 26, 2006, an amendment to the 2003 Plan to increase by 300,000 to 800,000 the total number of shares that may be issued under the 2003 Plan. If the amendment to the 2003 Plan is adopted, 304,000 shares will be available for grant under the 2003 Plan. The exercise price of nonqualified stock options under the 2003 Plan must be at least equal to the fair value of the common stock on the date of grant, and the vesting schedule is set at the discretion of the Board of Directors' Compensation Committee.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method, and, accordingly, did not restate consolidated net income for prior interim periods or fiscal years. Compensation cost recognized in the first quarter of 2006 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123; and (2) compensation cost for all share-based awards granted on or after January 1, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income before income taxes of $1.47 million was $9,000 lower, and net income of $1.06 million was $6,000 lower than if the Company had continued to account for share-based compensation under APB No. 25. There was no significant impact on basic and diluted earnings per share, cash flows from operations or financing activities for the first quarter of 2006. Also in the first quarter of 2006, the Company recognized expense of $29,000 related to the accelerated vesting of stock options for one former employee and one former director whose services ceased during the quarter. As of March 31, 2006, there was approximately $75,000 of unrecognized compensation costs related to stock options, expected to be recognized over a weighted-average period of 0.6 years. The following table summarizes information about stock option activity for the three months ended March 31, 2006:

			Weighted-Avg.	Aggregate
	Options	Weighted-Avg.	Remaining Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (years)	(in thousands)

Balance, beginning of period	984,236	$10.42
Granted	-	-
Exercised	-	-
Forfeited/expired	(150)	4.94

Balance, end of period	984,086	10.42	6.9	$3,227

Exercisable, end of period	866,686	10.45	6.8	$2,818

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model based on the following assumptions. Expected volatility is based on the historical volatility of the price of the Company's stock for a period consistent with the expected life of the options. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options represents the period of time that stock options are expected to be outstanding and is estimated based on historical exercise and forfeiture activity. Expected dividends are estimated to be zero due to the Company's recent historical practice of not paying dividends. The risk-free rate of return for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under SFAS No. 123, the Black-Scholes option pricing model was used to estimate the fair value of options granted in the first quarter of 2005 using weighted average assumptions as follows: expected volatility of 35.12%; expected term of 4.26 years; dividend yield of zero; and risk-free interest rate of 4.0% . Pro forma net income and earnings per share information are provided in the following table as if the Company accounted for employee stock option plans under the fair value method of SFAS No. 123 in the first quarter of 2005.

	Three Months Ended
	March 31, 2005

	As	Pro
	Reported	Forma

(dollars in thousands, except per share amounts)
Net income	$642	$468

Basic earnings per share	$0.15	$0.11

Diluted earnings per share	$0.15	$0.11

Stock options granted in the first quarter of 2005 were fully vested upon grant, resulting in full recognition of stock-based compensation expense under the fair value method in the pro forma amounts in the table above.

In 2003, the Company amended its ESPP to allow eligible employees to defer from 1% to 10% of their salaries over a period of six months in order to purchase shares of company stock. The purchase price is set at 85% of the lowest market price on either the first or last day of the six-month deferral period. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of March 31, 2006 and December 31, 2005, there were 111,254 shares remaining under the ESPP. In 2005, 5,925 shares were issued under the ESPP. Compensation expenses related to the ESPP for the first quarter of 2006 were not significant.

5. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in "Other Comprehensive Income" on the consolidated statement of changes in shareholders' equity.

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005

Unrealized gain (loss) arising during the period, net of tax	$(423)	$(515)
Less reclassification adjustment for net realized losses
on securities available-for-sale included in net
income during the year, net of tax	-	-

Net unrealized gain (loss) included in
other comprehensive income	$(423)	$(515)

6. Allowance for Credit Losses

As of March 31, 2006, the Company reclassified the portion of its allowance for credit losses related to unfunded lending commitments ($234,000) to a separate liability account included in other liabilities in the consolidated balance sheet. Amounts at December 31, 2005 ($251,000) were restated. The reclassification had no effect on the provision for credit losses as reported.

7. Commitments and Contingent Liabilities

The Company's consolidated financial statements do not reflect various commitments and contingent liabilities of the Bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank's undisbursed commitments and contingent liabilities at March 31, 2006, was as follows:

(dollars in thousands)	Total

Commitments to extend credit	$90,452
Credit card commitments	4,179
Standby letters of credit	579

$95,210

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

8. Junior Subordinated Debentures

As of March 31, 2006, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company's Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. In accordance with Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities," the Company does not consolidate the Trust.

The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of March 31, 2006, trust preferred accounted for 21% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Overview

The Company's net income for the first quarter of 2006 was $1.1 million, or $0.21 per diluted share, compared with net income of $642,000, or $0.15 per diluted share for the first quarter of 2005. Net income was $418,000 or 65% higher in the first quarter of 2006 compared with the same period of 2005. The Company's increase in net income was primarily due to higher average loans outstanding and a higher net interest spread.

Net interest income increased $1.6 million in the first quarter of 2006, compared with the same period in 2005. Average earning assets were $81.9 million higher compared with the first quarter of 2005, totaling $341.0 million for the first quarter of 2006. Average interest-bearing liabilities in the first quarter of 2006 increased $46.0 million over the same quarter a year ago.

The Company recorded a provision for credit losses of $405,000 in the first quarter of 2006, compared with no provision in the same quarter of 2005. The 2006 provision increased the allowance for loan losses to support loan growth.

At March 31, 2006, total assets were $382.6 million, an increase of $12.2 million, or 3.3%, from December 31, 2005. Liabilities increased to $337.0 million as of March 31, 2006 from $325.4 million as of year-end 2005. Loans were up $17.1 million, or 6%. Loan growth was funded by an increase in deposits, primarily certificates of deposits, and a decrease in cash and cash equivalents from year-end 2005.

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

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see "Allowance for Credit Losses." Another critical accounting policy of the Company is related to the carrying value of goodwill and other intangibles. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company ceased amortization of goodwill on January 1, 2002 and periodically tests intangibles with indefinite lives for impairment. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment, as does establishing and monitoring estimated amounts and lives of other intangible assets.

Analysis of Net Interest Income

The primary component of the Company's earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income, net interest spread, and net interest margin result from changes in asset and liability volume, mix, and to rates earned or paid. Net interest spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the volume and relative mix of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.

Interest income from certain of the Company's earning assets is non-taxable. The following tables present interest income and expense, including adjustments for non-taxable interest income, and the resulting tax-adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated on an annualized basis.

	Three Months Ended
	March 31,
			Increase
(dollars in thousands)	2006	2005	(Decrease)		Change

Interest income	$6,396	$4,112	$2,284		56%
Tax effect of non-taxable interest income	73	55	18		33%

Tax equivalent interest income	6,469	4,167	2,302		55%
Interest expense	1,633	951	682		72%

Net interest income	$4,836	$3,216	$1,620		50%

Average interest earning assets	$341,026	$259,169	$81,857		32%
Average interest bearing liabilities	$235,432	$189,479	$45,953		24%

Average yields earned	7.59%	6.43%	116	b.p.(1)
Average rates paid	2.77%	2.01%	76	b.p.
Net interest spread	4.82%	4.42%	40	b.p.
Net interest margin	5.67%	4.96%	71	b.p.

(1) b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the quarter ended March 31, 2006 to the quarter ended March 31, 2005, tax-equivalent net interest income was $2.3million higher, primarily due to an increase of $81.9 million in average interest-earning assets and higher yields. Interest expense increased $682,000, as average interest-bearing liabilities increased $46.0 million and average rates paid increased 76 b.p. The first quarter of 2006 net interest margin increased 71 b.p. over the first quarter of 2006 due to a higher net interest spread and an increase in the value of non-interest bearing deposits in a higher rate environment.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management's assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See "Allowance for Credit Losses" below for a more detailed discussion.

The Company recorded a provision for credit losses of $405,000 in the first quarter of 2006, compared with no provision in the same quarter of 2005. Loan charge-off and recovery activity in the 2006 quarter was not significant. The 2006 provision increased the allowance for loan losses to support loan growth. No provision was recorded in the first quarter of 2005 due to the overall improvement in credit quality of the loan portfolio in that period.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended
	March 31,

(dollars in thousands)	2006	2005

Service charges on deposit accounts	$ 144	$137
Mortgage brokerage fees	35	79
Credit card income	84	125
Fiduciary income	181	147
Increase in cash surrender value of bank-owned life insurance	110	82
Wire fees	115	3
Other income	92	45

Total non-interest income	$ 761	$618

Total non-interest income increased $143,000 when comparing the quarters ending March 31, 2006 and 2005. Wire fee revenues increased $112,000, primarily due to branch customer services in the Company's Seattle branch, acquired in the fourth quarter of 2005.

Non-Interest Expense
Non-interest expense consists of the following components:
	Three Months Ended
	March 31,

(dollars in thousands)	2006	2005

Salaries and employee benefits	$ 2,087	$1,697
Net occupancy and equipment expense	450	348
Professional fees	247	193
Business taxes	81	51
Advertising	63	60
Credit card expense	66	136
Data processing and communications	115	73
Postage and freight	79	65
Travel and education	74	25
Stationery and supplies	50	32
Amortization of intangible assets	26	-
Insurance premiums	48	42
Other expenses	268	193

Total non-interest expense	$ 3,654	$2,915

Almost all types of non-interest expenses were higher in the first quarter of 2006 compared with the first quarter of 2005. These increases primarily reflected an overall higher level of staffing, occupancy and branch activities due to loan growth and more branches. In addition to the Seattle branch acquisition, the Company opened a full-service branch in Vancouver, Washington in March 2006. As of the end of the first quarter of 2006, the Company had 122 full-time equivalent employees compared with 113 at March 31, 2005.

Income Taxes

The effective tax rate for the first quarter of 2006 was 27.6% compared with 25.7% during the same period of 2005. The higher effective rate was primarily due to the higher level of earnings and the decrease in the relative proportion of nontaxable interest income.

Loans

Total loans outstanding were $288.0 million and $270.5 million at March 31, 2006 and December 31, 2005, respectively. Unfunded loan commitments, such as home equity and other lines of credit, unused available credit on credit cards, and letters of credit, were $95.2 million at March 31, 2006 and $87.6 million at December 31, 2005. The following table presents the composition of the Bank's loan portfolio at the dates indicated:

	March 31, 2006		December 31, 2005

(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$79,432	27.58%	$75,576	27.94%
Real estate construction	52,350	18.18%	46,281	17.11%
Real estate commercial	113,938	39.56%	106,310	39.31%
Real estate mortgage	39,054	13.56%	37,360	13.82%
Consumer and other	3,220	1.12%	4,925	1.82%

Total loans, gross	287,994	100.00%	270,452	100.00%

Deferred loan fees	(646)		(205)

Loans, net of deferred loan fees	$287,348		$270,247

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan's inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from "1" for the strongest credits to "10" for the weakest. A "10" rated loan would normally represent a loss. All loans rated 7-10 collectively comprise the Company's "Watch List". The specific grades from 7-10 are "watch list" (risk-rating 7), "special mention" (risk-rating 7.5), "substandard" (risk-rating 8), "doubtful" (risk-rating 9), and "loss" (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management's ongoing evaluations and the risk ratings of the portfolio is an allowance with four components: specific reserves; general reserves; special reserves; and an amount available for other factors.

Specific Allowance. Loans on the Bank's Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, a specific allowance may be allocated in addition to the general allowance percentage for that particular risk rating, as outlined in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." General Allowance. All loans that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

  the volume and severity of non-performing loans and adversely classified credits;
  the level of net charge-offs experienced on previously classified loans;
  the nature and value of collateral securing the loans; and
  the relationship and trend over the past several years of recoveries in relation to charge-offs.

Special Allowance. From time to time, special allowances will be established to facilitate a change in the Bank's strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

  Effectiveness of credit administration;
  Adequacy of loan review;
  Loan operations;
  The trend in loan growth and the percentage of change;
  Concentrations both geographic and industry-specific;
  Competitive issues that impact loan underwriting/structure;
  Economic conditions; and
  Introduction of various loan products and/or special marketing.

Amounts Available for Other Factors. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

The quarterly analysis of specific, general, and special allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management's estimation process, as past and more remote loss experience is replaced by more recent experience. In its analysis of the specific, general, and special allocations of the allowance, management also considers regulatory guidance in addition to the Company's own experience.

Loans and other extensions of credit deemed uncollectable are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision for credit losses may be either greater than or less than actual net charge-offs when and if they occur. The related provision for credit losses that is charged to income is the amount necessary to adjust the allowance for loan losses and the liability for unfunded credit commitments to the level determined through the above process.

Management's evaluation of the loan portfolio resulted in a total allowance for credit losses of $5.1 million at March 31, 2006 and $4.7 million December 31, 2005. The increase in the allowance for credit losses primarily related to growth of the loan portfolio. The allowance for credit losses, as a percentage of total loans, increased from 1.73% on December 31, 2005 to 1.77% on March 31, 2006. Management believes the allowance for credit losses at March 31, 2006 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit loss for the periods indicated:

	March 31, 2006		December 31, 2005

(dollars in thousands)	Amount	Percent	Amount	Percent

Allowance for loan losses-
General	$3,054	63%	$3,139	71%
Specific	500	10%	-	- %
Special	1,069	22%	1,187	27%
Available for other factors	237	5%	91	2%

Total allowance for loan losses	4,860	100%	4,417	100%

Liability for unfunded credit commitments	234		251

Total allowance for credit losses	$5,094		$4,668

The Company established a specific reserve in the first quarter of 2006 concurrent with the downgrading of a single commercial loan. Also in the first quarter of 2006, the Company reclassified a portion of the allowance for loan losses related to unfunded credit commitments to other liabilities on the balance sheet in accordance with GAAP and bank regulatory requirements. Amounts for 2005 were restated.

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company's commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company's loan loss performance for the periods indicated.

	Three Months Ended
	March 31,

(dollars in thousands)	2006	2005

Loans outstanding at end of period, net of deferred fees	$287,348	$197,665
Average loans outstanding during the period	$275,266	$193,811
Allowance for credit losses, beginning of period	$4,668	$3,796
Loans charged off:
Commercial	1	-
Real estate	-	-
Consumer and other	11	10

Total loans charged off	12	10

Recoveries:
Commercial	1	13
Real estate	25	34
Consumer and other	7	7

Total recoveries	33	54

Net loans charged off (recovered) during the period	(21)	(44)
Provision for credit losses	405	-

Allowance for credit losses, end of period	$5,094	$3,840

Components
Allowance for loan losses	$4,860	$3,711
Liability for unfunded credit commitments	234	129

Total allowance for credit losses	$5,094	$3,840

Ratio of net loans charged off to average loans outstanding	N/M	N/M
Allowance for loan losses/total loans	1.69%	1.88%
Allowance for credit losses/total loans	1.77%	1.94%
Allowance for credit losses/non-performing loans	118%	112%

N/M- Not meaningful

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

	March 31,	December 31,
(dollars in thousands)	2006	2005

Loans on non-accrual status	$4,330	$4,156
Loans past due greater than 90 days but not on non-accrual status	-	-
Other real estate owned	-	-

Total non-performing assets	$4,330	$4,156

Total assets	$382,567	$370,346

Percentage of non-performing assets to total assets	1.13%	1.12%

Allowance for loan losses as a percentage of non-performing assets	112%	106%

Total non-performing assets at March 31, 2006 increased slightly to $4.3 million from $4.2 million at December 31, 2005. Of the total non-performing loans at March 31, 2006, $1.4 million is fully guaranteed by an agency of the U.S. government and a group of loans totaling $1.7 million is fully secured by real property subject to a purchase and sale agreement. The Company has not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrowers' financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of their loans.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market.

Brokered certificates of deposit are a funding source the Bank utilizes to provide additional liquidity as necessary. At March 31, 2006, the Bank's brokered certificate of deposit balance was $39.3 million compared with $33.0 million at December 31, 2005. The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $45.0 million for short-term liquidity needs. In addition, the parent company has a $2 million line of credit with a correspondent bank. The Bank also has an established borrowing line with the Federal Home Loan Bank (the "FHLB") that permits it to borrow up to 20% of the Bank's assets, or a maximum of $57.2 million, subject to collateral limitations. With the collateral available on March 31, 2006, the Bank could borrow up to $33.9 million, subject to purchase of additional FHLB stock. The line is available for overnight federal funds, or notes with other terms and maturities.

Investment in securities available-for-sale was $54.3 million at March 31, 2006 compared with $52.5 million at December 31, 2005.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash from operating activities was $564,000 for the first quarter of 2006, principally from earnings partially offset by as $832,000 decrease in accrued interest payable and other liabilities.  Other liabilities decreased primarily due to payments for accrued professional fees and bonuses.   Net cash from operating activities in the first quarter of 2005 was also principally from earnings.  Net cash used by investing activities in the 2006 and 2005 periods was due primarily to loan growth.  Cash provided by financing activities in the first quarter 2006 was primarily related to an increase in certificates of deposits, which more than offset the decline in other deposit categories.  In the first quarter of 2005, net deposit growth (excluding certificates of deposit) provided $13.2 million of cash.

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

The following table presents selected capital information for the Company and the Bank as of March 31, 2006 and December 31, 2005:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2006
Total risk-based capital:
Consolidated	$60,245	18.61%	$25,902	>8.00%	N/A	N/A
Bank	$58,232	18.05%	$25,808	>8.00%	$ 32,260	>10.00%
Tier 1 risk-based capital:
Consolidated	$56,199	17.36%	$12,951	>4.00%	N/A	N/A
Bank	$54,186	16.80%	$12,904	>4.00%	$ 19,356	>6.00%
Tier 1 (leverage) capital:
Consolidated	$56,199	15.03%	$14,960	>4.00%	N/A	N/A
Bank	$54,186	14.55%	$14,898	>4.00%	$ 18,623	>5.00%
December 31, 2005
Total risk-based capital:
Consolidated	$58,839	18.89%	$24,922	>8.00%	N/A	N/A
Bank	$56,664	18.28%	$24,804	>8.00%	$ 31,005	>10.00%
Tier 1 risk-based capital:
Consolidated	$54,935	17.63%	$12,461	>4.00%	N/A	N/A
Bank	$52,779	17.02%	$12,402	>4.00%	$ 18,603	>6.00%
Tier 1 (leverage) capital:
Consolidated	$54,935	15.92%	$13,804	>4.00%	N/A	N/A
Bank	$52,779	15.38%	$13,730	>4.00%	$ 17,163	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of March 31, 2006 and December 31, 2005, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. The Bank relies on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to help mitigate credit risk. However, a downturn in economic conditions or in the real estate market, or a rapid increase in interest rates could have a negative effect on collateral values, cash flows, and borrowers' ability to repay. The Bank's targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk

The Bank's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank's management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while structuring the Bank's asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Bank's gap position and sensitivity to interest rate risk by subjecting the Bank's balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank's variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures. For the period ended March 31, 2006, the Bank is slightly asset sensitive.

Item 4. Controls and Procedures

As of March 31, 2006, the Company evaluated, under the supervision and the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company's Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following constitutes the exhibit index.

	3.1	Restated and Amended Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333-44355)

	3.2	Bylaws (incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333-44355)

	10.1	Employment Agreement with Gerald L. Brickey (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 24, 2006, SEC Accession No. 0000896595-06-000038)

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006
Cowlitz Bancorporation
(Registrant)
By:
/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer