Form 10-Q
period 2006-06-30
COWLITZ BANCORPORATION
filed 2006-08-14
CIK 894267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

___________________

FORM 10-Q

[X]  Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
  For the quarter ended June 30, 2006

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

                                                                 For the transition period from  _____ to _____

Commission file number 0-23881

___________________

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

Common Stock, no par value on July 31, 2006: 4,879,998 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
			PAGE
Part I		FINANCIAL INFORMATION
Item	1.	Financial Statements
		Consolidated Statements of Condition -	3
		June 30, 2006, and December 31, 2005
		Consolidated Statements of Income -	4
		Three and six months ended June 30, 2006 and June 30, 2005
		Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -	5
		Six months ended June 30, 2006 and year ended December 31, 2005
		Consolidated Statements of Cash Flows -	6
		Six months ended June 30, 2006 and June 30, 2005
		Notes to Consolidated Financial Statements	7
Item	2.	Management's Discussion and Analysis of Financial Condition	11
		And Results of Operations
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item	4.	Controls and Procedures	21
Part II		OTHER INFORMATION
Item	1.	Legal Proceedings	22
Item	1A.	Risk Factors	22
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item	3.	Defaults upon Senior Securities	22
Item	4.	Submission of Matters to a Vote of Security Holders	22
Item	5.	Other Information	22
Item	6.	Exhibits	23
		Signatures	24

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	June 30,	December 31,
(dollars in thousands)	2006	2005

Assets
Cash and cash equivalents	$13,938	$23,457
Securities available for sale at fair value
(amortized cost: $56,473 and $52,880)	54,955	52,462
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	329,123	270,247
Allowance for loan losses	(5,039)	(4,417)

Total loans, net	324,084	265,830
Cash surrender value of bank-owned life insurance	13,224	11,475
Premises and equipment, net	5,166	4,269
Goodwill and other intangibles	1,896	2,135
Accrued interest receivable and other assets	9,267	9,471

Total assets	$423,777	$370,346

Liabilities
Deposits:
Non-interest-bearing demand	$99,203	$97,327
Savings, interest-bearing demand and money market	93,814	98,360
Certificates of deposit	149,236	113,508

Total deposits	342,253	309,195
Federal funds purchased and other borrowings	16,132	817
Junior subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	5,539	3,021

Total liabilities	376,296	325,405
Commitments and contingent liabilities (Note 8)
Shareholders' equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at June 30, 2006 and December 31, 2005	-	-
Common stock, no par value; 25,000,000 shares authorized
with 4,879,998 and 4,772,251 shares issued and outstanding
at June 30, 2006 and December 31, 2005, respectively	27,195	26,266
Additional paid-in capital	2,209	2,043
Retained earnings	19,081	16,908
Accumulated other comprehensive loss, net of taxes	(1,004)	(276)

Total shareholders' equity	47,481	44,941

Total liabilities and shareholders' equity	$423,777	$370,346

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(dollars in thousands, except per share amounts)	2006	2005	2006	2005

Interest income
Interest and fees on loans	$6,794	$3,821	$ 12,433	$7,242
Interest on taxable investment securities	507	493	964	1,011
Interest on non-taxable investment securities	205	135	392	270
Other interest and dividend income	53	52	166	90

Total interest income	7,559	4,501	13,955	8,613

Interest expense
Savings and interest-bearing demand	331	185	638	370
Certificates of deposit	1,601	790	2,732	1,542
Federal funds purchased and other borrowings	46	26	60	39
Junior subordinated debentures	204	109	385	110

Total interest expense	2,182	1,110	3,815	2,061

Net interest income before provision for credit losses	5,377	3,391	10,140	6,552
Provision for credit losses	285	60	690	60

Net interest income after provision for credit losses	5,092	3,331	9,450	6,492

Non-interest income
Service charges on deposit accounts	169	144	313	281
Mortgage brokerage fees	68	55	103	134
Credit card income	85	79	169	204
Fiduciary income	121	150	302	297
Increase in cash surrender value of bank-owned life insurance	138	83	248	165
Wire fees	129	3	244	6
Net loss on sales of investment securities	(164)	-	(164)	-
Net gain on sale of repossessed assets	41	21	41	21
Other income	55	27	147	72

Total non-interest income	642	562	1,403	1,180

Non-interest expense
Salaries and employee benefits	2,063	1,667	4,150	3,364
Net occupancy and equipment expense	526	346	976	694
Professional fees	269	191	516	384
Business taxes	93	55	174	106
Advertising	111	73	174	133
Credit card expense	66	57	132	193
Data processing and communications	166	65	281	138
Postage and freight	85	62	164	127
Travel and education	125	78	199	103
Stationery and supplies	50	42	100	74
Amortization of intangible assets	26	-	52	-
Interest rate floor valuation adjustment	182	-	182	-
Insurance premiums	36	44	84	86
Other expenses	433	279	701	472

Total non-interest expense	4,231	2,959	7,885	5,874

Income before provision for income taxes	1,503	934	2,968	1,798
Income tax provision	390	247	795	469

Net income	$1,113	$687	$ 2,173	$1,329

Earnings per common share:
Basic	$0.23	$0.16	$ 0.45	$0.32

Diluted	$0.22	$0.16	$ 0.43	$0.31

Weighted average shares outstanding:
Basic	4,842,911	4,176,724	4,807,776	4,175,440

Diluted	5,102,201	4,321,444	5,033,143	4,324,594

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

					Accumulated
	Common stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income(Loss)	Equity	Income

Balance, December 31, 2004	4,173,552	$19,511	$2,022	$ 13,951	$214	$ 35,698
Comprehensive income:
Net income	-	-	-	2,957	-	2,957	$2,957
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $343	-	-	-	-	(490)	(490)	(490)

Comprehensive income							$2,467

Issuance of common stock in
connection with acquisition	569,970	6,463	-	-	-	6,463
Proceeds from the exercise of
stock options and employee stock
purchases	28,729	292	-	-	-	292
Tax benefit from the exercise
of stock options	-	-	21	-	-	21

Balance, December 31, 2005	4,772,251	26,266	2,043	16,908	(276)	44,941
Comprehensive income:
Net income	-	-	-	2,173	-	2,173	$2,173
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $223	-	-	-	-	(728)	(728)	(728)

Comprehensive income							$1,445

Proceeds from the exercise of
stock options and employee stock
purchases	107,747	929	-	-	-	929
Tax benefit from the exercise
of stock options	-	-	90	-	-	90
Recognition of
stock-based compensation	-	-	76	-	-	76

Balance, June 30, 2006	4,879,998	$27,195	$2,209	$ 19,081	$(1,004)	$ 47,481

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,

(dollars in thousands)	2006	2005

Cash flows from operating activities
Net income from operations	$ 2,173	$1,329
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	76	-
Tax benefit of stock options exercised	90	-
Depreciation and amortization	273	162
Provision for credit losses	690	60
Increase in cash surrender value of bank-owned life insurance	(248)	(165)
Federal Home Loan Bank stock dividends	-	(4)
Net loss on sales of investment securities availiable for sale	164	-
Net gain on sales of foreclosed assets	(41)	(21)
Net amortization of investment security premiums and accretion of discounts	184	199
Interest rate floor valuation adjustment	182	-
Increase (decrease) in accrued interest receivable and other assets	581	(443)
Increase in accrued interest payable and other liabilities	2,517	357

Net cash from operating activities	6,641	1,474

Cash flows used by investing activities
Proceeds from maturities and sales of investment securities available-for-sale	6,514	4,371
Purchases of available-for-sale investment securities	(10,456)	-
Investment in statutory trust subsidiary	-	(372)
Net increase in loans	(58,944)	(19,246)
Proceeds from sale of foreclosed assets	41	90
Purchases in bank-owned life insurance	(1,500)	(2,500)
Purchases of premises and equipment	(1,118)	(99)

Net cash used by investment activities	(65,463)	(17,756)

Cash flows from financing activities
Net increase (decrease) in savings, noninterest-bearing and interest-bearing demand deposits	(2,724)	12,181
Net increase (decrease) in certificates of deposit	35,783	2,283
Net increase (decrease) in federal funds purchased and other borrowings	15,318	(98)
Proceeds from issuance of junior subordinated debentures	-	12,372
Repayment of other borrowings	(3)	(3)
Proceeds from the exercise of stock options	929	113

Net cash from financing activities	49,303	26,848

Net (decrease) increase in cash and cash equivalents	(9,519)	10,566
Cash and cash equivalents, beginning of period	23,457	8,332

Cash and cash equivalents, end of period	$ 13,938	$18,898

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

Principles of consolidation- The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The interim consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including the notes thereto, included in the Company’s 2005 Form 10-K.

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

Hedging activities- In the ordinary course of business, the Company may enter into derivative transactions to manage its exposure to interest rate fluctuations. Derivatives that may be used for interest rate risk management include interest rate swaps, futures, forward and option structures with indices that relate to the pricing of specific on-balance sheet assets. Under the guidance of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments that qualify for hedge accounting are recorded on the balance sheet at fair value and classified either as a hedge of the fair value of a recognized asset, liability or firm commitment (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (cash flow hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy, at the inception of each hedge transaction. The Company performs an assessment, both at inception of the hedge and on a quarterly basis thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

In March 2006, the Company entered into an interest rate floor agreement to hedge the variability of expected interest income related to loans priced with a floating rate index. The notional amount of this agreement is $50 million, and the agreement expires in March 2011. The effective portion of the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the purpose of this hedge, the

Company elected to exclude the time value portion of the interest rate floor agreement. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other non-interest expenses during the period of change.

Recently Issued Accounting Standards- In July 2006, the Financial Accounting Standards Board (FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Weighted-average shares – basic	4,842,911	4,176,724	4,807,776	4,175,440
Effect of assumed conversion of stock options	259,290	144,720	225,367	149,154

Weighted-average shares – diluted	5,102,201	4,321,444	5,033,143	4,324,594

4. Stock-Based Compensation

At June 30, 2006, the Company had one stock-based compensation plan available for issuing option grants and an Employee Stock Purchase Plan (“ESPP”). In 2003, the Company adopted the 2003 Stock Incentive Plan (“2003 Plan”) under which it is authorized to issue up to 500,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. The 2003 Plan replaced the Company’s 1997 Stock Option Plan. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors and others whom management believes contribute to the long-term financial success of the Company. The 2003 Plan permits the grant of stock options and restricted stock grants for up to 500,000 shares, of which 4,000 share grants remained available for issue at June 30, 2006. The exercise price of nonqualified stock options under the 2003 Plan must be at least equal to the fair value of the common stock on the date of grant, and the vesting schedule is set at the discretion of the Board of Directors’ Compensation Committee.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method, and, accordingly, did not restate consolidated net income for prior interim periods or fiscal years. Compensation cost recognized in the first quarter of 2006 included: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123; and (2) compensation cost for all share-based awards granted on or after January 1, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes was lower by $24,000 and $33,000 in the second quarter and first six months of 2006, respectively. Net income was lower by $9,900 for the second quarter and $15,700 for the first six months of 2006 than if the Company had continued to account for share-based compensation under APB No. 25. There was no significant impact on basic and diluted earnings per share, cash flows from operations or financing activities for the second quarter or first six months of 2006. In the first six months of 2006, the Company recognized expense of $43,000 related to the accelerated vesting of stock options for one former employee and one former director whose services ceased during the quarter. As of June 30, 2006, there was approximately $41,000 of unrecognized compensation costs related to stock options, expected to be recognized over a weighted-average period of 0.7 years.

The following table summarizes information about stock option activity for the six months ended June 30, 2006:

			Weighted-Avg.	Aggregate
	Options	Weighted-Avg.	Remaining Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (years)	(in thousands)

Balance, beginning of period	984,236	$10.42
Granted	-	-
Exercised	(104,750)	8.55
Forfeited/expired	(150)	4.94

Balance, end of period	879,336	10.65	6.6	$4,751

Exercisable, end of period	761,936	10.71	6.5	$4,066

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model based on the following assumptions. Expected volatility is based on the historical volatility of the price of the Company’s stock for a period consistent with the expected life of the options. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options represents the period of time that stock options are expected to be outstanding and is estimated based on historical exercise and forfeiture activity. Expected dividends are estimated to be zero due to the Company’s recent historical practice of not paying dividends. The risk-free rate of return for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under SFAS No. 123, the Black-Scholes option pricing model was used to estimate the fair value of options granted in the first six months of 2005 using weighted average assumptions as follows: expected volatility of 35.12%; expected term of 4.26 years; dividend yield of zero; and risk-free interest rate of 2.95% . Pro forma net income and earnings per share information are provided in the following table as if the Company accounted for employee stock option plans under the fair value method of SFAS No. 123 in the first six months of 2005.

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005

	As	Pro	As	Pro
(dollars in thousands, except per share amounts)	Reported	Forma	Reported	Forma

Net income	$687	$645	$1,329	$1,113

Basic earnings per share	$0.16	$0.15	$0.32	$0.27

Diluted earnings per share	$0.16	$0.15	$0.31	$0.26

Stock options granted in the first six months of 2005 were fully vested upon grant, resulting in full recognition of stock-based compensation expense under the fair value method in the pro forma amounts in the table above. In 2003, the Company amended its ESPP to allow eligible employees to defer from 1% to 10% of their salaries over a period of six months in order to purchase shares of company stock. The purchase price is set at 85% of the lowest market price on either the first or last day of the six-month deferral period. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. The Company issued 2,997 shares on June 30, 2006 under the ESPP, and there were 108,257 shares remaining for issuance. In the year 2005, 5,925 shares were issued under the ESPP. Under SFAS No.123(R), the plan is considered compensatory, however, compensation expense related to the ESPP for the first six months of 2006 and 2005 was not significant.

5. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in “Other Comprehensive Income (Loss)” on the consolidated statement of changes in shareholders’ equity.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(dollars in thousands)	2006	2005	2006	2005

Unrealized holding gains (losses) arising during the period, net of tax	$ (412)	$255	$ (835)	$11
Less reclassification adjustment for net realized (gains) losses on securities available-for-sale included in net
income during the period, net of tax	107	-	107	-

Net unrealized holding gains (losses) included in
other comprehensive income (loss)	$ (305)	$255	$ (728)	$11

6. Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Mortgage-backed securities	$35,526	$34,316
Municipal bonds	19,429	18,146

	$54,955	$52,462

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006:

		Less Than 12 Months	12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$28,539	$ (805)	$ 6,379	$ (351)	$ 34,918	$(1,156)
Municipal bonds	15,249	(375)	593	(33)	15,842	(408)

	$43,788	$ (1,180)	$ 6,972	$ (384)	$ 50,760	$(1,564)

At June 30, 2006, there were 113 investment securities in an unrealized loss position, of which 11 were in a continuous loss position for 12 months or more. The Company believes these unrealized losses were due to changes in market interest rates and not credit quality. The Company has the ability and intent to hold these securities until a market price recovery or to maturity, and, therefore, the unrealized losses on these securities are not considered other-than-temporarily impaired.

7. Allowance for Credit Losses

As of March 31, 2006, the Company reclassified the portion of its allowance for credit losses related to unfunded lending commitments ($234,000) to a separate liability account included in other liabilities in the consolidated balance sheet. The amount at December 31, 2005 ($251,000) was also reclassified. The reclassifications had no effect on the provision for credit losses as reported.

8. Commitments and Contingent Liabilities

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities of the Bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at June 30, 2006, was as follows:

(dollars in thousands)	Total

Commitments to extend credit	$91,465
Credit card commitments	4,411
Standby letters of credit	1,414

$97,290

Commitments to extend credit, credit card arrangements, and standby letters of credit all include exposure to some credit loss in the event of non-performance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the consolidated statements of condition. Because these instruments have fixed maturity dates and many of them expire without being drawn upon, they do not generally present a significant liquidity risk to the Bank.

9. Junior Subordinated Debentures

As of June 30, 2006, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) in 2005. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust because it isn’t the primary beneficiary.

The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of June 30, 2006, trust preferred securities accounted for 21% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s most critical accounting policy is related to the allowance for credit losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

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
Qualitative factors include:
  the effectiveness of credit administration,
  the adequacy of loan review,
  the adequacy of loan operations personnel and processes,
  the effect of competitive issues that impact loan underwriting and structure, the impact of economic conditions, including interest rate trends, and the introduction of new loan products or specific marketing efforts.

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see “Allowance for Credit Losses.” Another critical accounting policy of the Company is related to the carrying value of goodwill and other intangibles. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company ceased amortization of goodwill on January 1, 2002 and periodically tests intangibles with indefinite lives for impairment. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment, as does establishing and monitoring estimated amounts and lives of other intangible assets.

Results of Operations for the Three and Six Months Ended June 30, 2006

Overview

The Company’s net income for the second quarter of 2006 was $1.1 million, or $0.22 per diluted share, compared with net income of $687,000, or $0.16 per diluted share for the second quarter of 2005. Net income was $426,000, or 62%, higher in the second quarter of 2006 compared with the same period of 2005. Net income for the first six months of 2006 was $2.2 million, or $0.43 per diluted share, compared with $1.3 million, or $0.31 per diluted share, in the same period of 2005. The Company’s increase in net income was primarily due to higher average loans outstanding and a higher net interest spread. A significant portion of the loan increase relates to the acquisition of Asia-Europe-Americas Bancshares, Inc. in the fourth quarter of 2005.

Net interest income was $2.0 million higher in the second quarter of 2006, compared with the same period in 2005. Through June 30, 2006, net interest income was $3.5 million higher than the first six months of 2005. Average earning assets were $368.9 million in the second quarter of 2006, compared with $267.6 million in the second quarter of 2005. Average interest-bearing liabilities in the second quarter of 2006 were $261.1 million, compared with $194.7 million in the second quarter of 2005.

The Company recorded a provision for credit losses of $285,000 in the second quarter of 2006 and $690,000 for the first six months of 2006. This compares with a provision for credit losses of $60,000 in the second quarter and first six months of 2005. The 2006 provision increased the allowance for credit losses to primarily support loan growth as the Company has realized only a small net recovery of loan losses in the first six months of 2006.

At June 30, 2006, total assets were $423.8 million, an increase of $53.4 million, or 15%, from December 31, 2005. Interest-bearing liabilities increased to $271.6 million as of June 30, 2006 from $225.1 million as of year-end 2005. Non-interest-bearing demand deposits increased $1.9 million during the same period. Total loans were up $58.9 million, or 22%, from year-end 2005. Loan growth was funded by an increase in deposits, primarily certificates of deposits, and a decrease in cash and cash equivalents from year-end 2005.

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

	Three Months Ended
	June 30,
			Increase
(dollars in thousands)	2006	2005	(Decrease)		Change
Interest income	$7,559	$4,501	$3,058		68%
Tax effect of non-taxable interest income	77	55	22		40%

Tax equivalent interest income	7,636	4,556	3,080		68%
Interest expense	2,182	1,110	1,072		97%

Net interest income	$5,454	$3,446	$2,008		58%

Average interest-earning assets	$368,861	$267,564	$101,297		38%
Average interest-bearing liabilities	$261,126	$194,663	$66,463		34%

Average yields earned (1)	8.28%	6.81%	147	b.p.	(3)
Average rates paid (1)	3.34%	2.28%	106	b.p.	(3)
Net interest spread (1)	4.94%	4.53%	41	b.p.	(3)
Net interest margin (1) (2)	5.91%	5.15%	76	b.p.	(3)

(1)	Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate
(2)	Computed by dividing net interest income by average interest-earning assets
(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

	Six Months Ended
	June 30,
			Increase
(dollars in thousands)	2006	2005	(Decrease)		Change
Interest income	$13,955	$8,613	$5,342		62%
Tax effect of non-taxable interest income	150	110	40		36%

Tax equivalent interest income	14,105	8,723	5,382		62%
Interest expense	3,815	2,061	1,754		85%

Net interest income	$10,290	$6,662	$3,628		54%

Average interest-earning assets	$355,021	$263,390	$91,631		35%
Average interest-bearing liabilities	$248,350	$192,085	$56,265		29%

Average yields earned (1)	7.95%	6.62%	133	b.p.	(3)
Average rates paid (1)	3.07%	2.15%	92	b.p.	(3)
Net interest spread (1)	4.88%	4.47%	41	b.p.	(3)
Net interest margin (1) (2)	5.80%	5.06%	74	b.p.	(3)

(1)	Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate
(2)	Computed by dividing net interest income by average interest-earning assets
(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the second quarter of 2006 to the second quarter of 2005, tax-equivalent net interest income was $2.0 million higher, primarily due to an increase of $101.3 million in average interest-earning assets and an increase in the net interest spread. Interest expense increased $1.1 million, as the volume of average interest-bearing liabilities increased $66.5 million, and average rates paid increased 106 b.p. The second quarter of 2006 net interest margin increased 76 b.p. over the second quarter of 2005, due to a higher net interest spread and an increase in the value of non-interest-bearing deposits in a higher rate environment. The higher spread was primarily due to steadily increasing market interest rates since the second quarter of 2005. The Company’s margin in the second quarter of 2006 included $157,000 of interest income previously unrecognized on non-accrual loans paid off in the quarter. On a year-to-date basis, the net interest margin in 2006 increased 74 b.p. over the same period of 2005 for similar reasons. The Company estimates the second quarter and year-to-date 2006 impact on its net interest margin of this recovery of previously unrecognized nonaccrued interest to be an increase of 17 b.p. and 7 b.p., respectively.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See "Allowance for Credit Losses" below for a more detailed discussion.

The Company recorded a provision for credit losses of $285,000 in the second quarter and $690,000 year-to-date in 2006, compared with a $60,000 provision in the second quarter and first six months of 2005. Loan charge-off and recovery activity in the 2006 and 2005 periods was not significant. The 2006 provision increased the allowance for credit losses primarily to support loan growth. The low level of provision for credit losses in 2005 was due to the overall improvement in credit quality of the loan portfolio during that period.

Non-Interest Income
Non-interest income consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(dollars in thousands)	2006	2005	2006	2005

Service charges on deposit accounts	$ 169	$144	$ 313	$281
Mortgage brokerage fees	68	55	103	134
Credit card income	85	79	169	204
Fiduciary income	121	150	302	297
Increase in cash surrender value of bank-owned life insurance	138	83	248	165
Wire fees	129	3	244	6
Net gain (loss) on sales of investment securities	(164)	-	(164)	-
Net gain (loss) on sale of repossessed assets	41	21	41	21
Other income	55	27	147	72

Total non-interest income	$ 642	$562	$ 1,403	$1,180

Total non-interest income, including securities transactions, increased $80,000 when comparing the quarters ending June 30, 2006 and 2005, and $223,000 when comparing the first six months of 2006 with the same period of 2005. Wire fee revenues increased in 2006 as compared with 2005, primarily due to customer services available in the Company’s Seattle branch, which was acquired in the fourth quarter of 2005. In addition, the Company expanded its international trade finance capabilities in the second quarter of 2006 resulting in higher fees associated with foreign exchange and letter of credit services, which are included in other income. In the second quarter of 2006, the Company sold three securities with a par value of $3.8 million at a loss of $164,000 and replaced them with higher yielding loans.

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(dollars in thousands)	2006	2005	2006	2005

Salaries and employee benefits	$2,063	$1,667	$4,150	$3,364
Net occupancy and equipment	526	346	976	694
Professional fees	269	191	516	384
Business taxes	93	55	174	106
Advertising	111	73	174	133
Credit card expense	66	57	132	193
Data processing and communications	166	65	281	138
Postage and freight	85	62	164	127
Travel and education	125	78	199	103
Stationery and supplies	50	42	100	74
Amortization of intangible assets	26	-	52	-
Interest rate floor valuation adjustment	182	-	182	-
Insurance premiums	36	44	84	86
Other expenses	433	279	701	472

Total non-interest expense	$4,231	$2,959	$7,885	$5,874

Almost every type of non-interest expense was higher in the 2006 periods compared with the 2005 periods. These increases primarily reflected an overall higher level of staffing, occupancy, data processing and branch activities due to loan growth and two additional branches. In addition to the Seattle branch acquisition, the Company opened a full-service branch in Vancouver, Washington and added an international trade finance department in mid-March 2006. As of the end of the second quarter of 2006, the Company had 131 full-time equivalent employees compared with 114 at June 30, 2005.

In March 2006, the Company entered into a five-year interest rate floor agreement to hedge the variability of expected interest income related to loans priced with a floating rate index. The notional amount of this agreement was $50 million, the deferred transaction fee was $880,000 and the threshold price was 7.50% . The interest rate floor assists the Company in managing the impact of declining interest rates on earnings. In the second quarter of 2006, the Company recorded a decrease in the carrying value of the interest rate floor contract totaling $206,000 ($182,000 recorded in non-interest expense and $24,000 as a reduction of non-interest revenue related to the valuation adjustment recorded at March 31, 2006). The non-cash valuation adjustment in the second quarter of 2006 related primarily to increases in market interest rates subsequent to the acquisition of the contract.

Income Taxes

The effective tax rate for the first six months of 2006 was 26.8% compared with 26.1% during the same period of 2005. The higher effective rate was primarily due to the higher level of earnings and the decrease in the relative proportion of nontaxable interest income.

Financial Condition Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Mortgage-backed securities	$35,526	$34,316
Municipal bonds	19,429	18,146

	$54,955	$52,462

Total investment securities as of June 30, 2006 were $55.0 million, compared with $52.5 million at December 31, 2005. The increase was primarily due to the purchase of $10.5 million of securities, and $3.8 million of securities were sold for a realized loss of $164,000. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk.

Loans

Total loans outstanding were $330.0 million and $270.5 million at June 30, 2006 and December 31, 2005, respectively. Unfunded loan commitments, such as home equity and other lines of credit, unused available credit on credit cards and letters of credit, were $95.9 million at June 30, 2006 and $87.6 million at December 31, 2005. The following table presents the composition of the Bank's loan portfolio at the dates indicated:

	June 30, 2006		December 31, 2005

(dollars in thousands)	Amount	Percent	Amount	Percent

Real estate secured:
One-to-four family residential	$34,197	10%	$25,189	9%
Multifamily	13,293	4%	11,999	5%
Construction	65,849	20%	46,281	17%
Commercial real estate	118,837	36%	108,189	40%

Total real estate	232,176	70%	191,658	71%

Commercial and industrial	94,772	29%	75,600	28%
Consumer and other	3,100	1%	3,194	1%

	330,048	100%	270,452	100%

Deferred loan fees	(925)		(205)

Loans, net of deferred loan fees	$329,123		$270,247

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan’s inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from “1” for the strongest credits to “10” for the weakest. A “10” rated loan would normally represent a loss. All loans rated 7-10 collectively comprise the Company's “Watch List”. The specific grades from 7-10 are “watch list” (risk-rating 7), “special mention” (risk-rating 7.5), “substandard” (risk-rating 8), “doubtful” (risk-rating 9), and “loss” (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management’s ongoing evaluations and the risk ratings of the portfolio is an allowance with four components: specific reserves; general reserves; special reserves; and an amount available for other factors.

Specific Allowance. Loans on the Bank's Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, a specific allowance may be allocated in addition to the general allowance percentage for that particular risk rating, as outlined in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” General Allowance. All loans that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

  the volume and severity of non-performing loans and adversely classified credits;
  the level of net charge-offs experienced on previously classified loans;
  the nature and value of collateral securing the loans; and
  the relationship and trend over the past several years of recoveries in relation to charge-offs.

Special Allowance. From time to time, special allowances will be established to facilitate a change in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

  Effectiveness of credit administration;
  Adequacy of loan review;
  Loan operations;
  The trend in loan growth and the percentage of change;
  Concentrations both geographic and industry-specific;
  Competitive issues that impact loan underwriting/structure;
  Economic conditions, including interest rate trends; and
  Introduction of various loan products and/or special marketing.

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

Management's evaluation of the loan portfolio resulted in a total allowance for credit losses of $5.4 million at June 30, 2006 and $4.7 million December 31, 2005. The increase in the allowance for credit losses primarily related to growth of the loan portfolio. The allowance for credit losses, as a percentage of total loans, decreased from 1.73% on December 31, 2005 to 1.63% on June 30, 2006. Management believes the allowance for credit losses at June 30, 2006 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit loss for the periods indicated:

	June 30, 2006		December 31, 2005

(dollars in thousands)	Amount	Percent	Amount	Percent

Allowance for loan losses-
General	$3,025	60%	$3,139	71%
Specific	679	14%	-	- %
Special	1,210	24%	1,187	27%
Available for other factors	125	2%	91	2%

Total allowance for loan losses	5,039	100%	4,417	100%

Liability for unfunded credit commitments	328		251

Total allowance for credit losses	$5,367		$4,668

The Company established a specific reserve of $500,000 in the first quarter of 2006 concurrent with the downgrading of a single commercial loan. The specific reserve of $179,000 added in the second quarter of 2006 related to one commercial real estate loan. Also in the first quarter of 2006, the Company reclassified a portion of the allowance for loan losses related to unfunded credit commitments to other liabilities on the balance sheet in accordance with GAAP and bank regulatory requirements. Amounts for 2005 were also reclassified.

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(dollars in thousands)	2006	2005	2006	2005

Allowance for credit losses, beginning of period	$ 5,094	$3,840	$ 4,668	$3,796
Loans charged off:
Commercial	-	-	1	-
Real estate	-	-	-	-
Consumer and other	38	28	49	38

Total loans charged-off	38	28	50	38

Recoveries:
Commercial	17	52	43	64
Real estate	1	3	2	38
Consumer and other	8	8	14	15

Total recoveries	26	63	59	117

Net loans charged off (recovered) during the period	12	(35)	(9)	(79)
Provision for credit losses	285	60	690	60

Allowance for credit losses, end of period	$ 5,367	$3,935	$ 5,367	$3,935

Components
Allowance for loan losses			$ 5,039	$3,764
Liability for unfunded credit commitments			328	171

Total allowance for credit losses			$ 5,367	$3,935

Loans outstanding at end of period, net of deferred fees			$ 330,048	$208,731
Average loans outstanding during the period	$ 306,319	$202,541	$ 290,878	$198,200
Ratio of net loans charged off to average loans outstanding	0.02%	N/M	N/M	N/M
Allowance for loan losses/total loans			1.53%	1.80%
Allowance for credit losses/total loans			1.63%	1.89%
Allowance for credit losses/non-performing loans			218%	404%
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

	June 30,	December 31,
(dollars in thousands)	2006	2005

Loans on non-accrual status	$2,459	$4,156
Loans past due greater than 90 days but not on non-accrual status	-	-
Other real estate owned	-	-

Total non-performing assets	$2,459	$4,156

Total assets	$423,777	$370,346

Percentage of non-performing assets to total assets	0.58%	1.12%

Allowance for loan losses as a % of non-performing loans	205%	106%

Total non-performing assets at June 30, 2006 decreased to $2.5 million from $4.2 million at December 31, 2005. Of the total non-performing loans at June 30, 2006, $1.4 million is fully guaranteed by an agency of the U.S. government, and the workout period for this loan is currently expected to extend to late-2007. The Company has not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of their loans.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market. Investment in securities available-for-sale was $55.0 million at June 30, 2006 compared with $52.5 million at December 31, 2005. The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Non-interest-bearing demand deposits	$99,203	$97,327
Savings	17,588	17,112
Interest-bearing demand deposits	16,187	19,063
Money market accounts	60,039	62,185
Certificates of deposit under $100,000	42,517	36,511
Certificates of deposit over $100,000	106,720	76,997

Total	$342,254	$309,195

The Company’s loan growth in the first six months of 2006 exceeded its core deposit generation, and the Company has supplemented its core deposits with brokered certificates of deposits. At June 30, 2006, the Bank’s brokered certificate of deposit balance was $43.4 million compared with $33.0 million at December 31, 2005. The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $45.0 million for short-term liquidity needs. In addition, the parent company has a $2 million line of credit with a correspondent bank. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20% of the Bank's assets, or a maximum of $57.2 million, subject to collateral limitations. With the collateral available on June 30, 2006, the Bank could borrow up to $56.5 million. FHLB borrowings in excess of $37.1 million would require the Company to purchase additional FHLB stock. The line is available for overnight federal funds, or notes with other terms and maturities. At June 30, 2006, the Company had $10.0 million of overnight federal funds borrowings with FHLB and an additional $5.5 million of overnight borrowings with a correspondent bank. These overnight borrowings were repaid in July 2006 with proceeds from certificates of deposit.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash from operating activities was $6.6 million for the first six months of 2006, principally from earnings and an increase in accrued interest payable and other liabilities. The increase in accrued interest and other liabilities primarily related to income tax refunds received in the second quarter of 2006 and applied to net taxes payable. Net cash from operating activities in the first quarter of 2005 was principally from earnings. Net cash used by investing activities in the 2006 and 2005 periods was due primarily to loan growth. In the 2006 period, the Company invested an additional net $3.9 million in investment securities. Cash provided by financing activities in the first six months of 2006 was primarily related to a $35.8 million increase in certificates of deposits, which more than offset the decline in other deposit categories, and a net $15.3 million increase in short-term federal funds purchases. In the first six months of 2005, net deposit growth (excluding certificates of deposit) provided $12.2 million of cash. In addition, in April 2005, the Company received $12.4 million form the issuance of junior subordinated debentures.

Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table presents selected capital information for the Company and the Bank as of June 30, 2006 and December 31, 2005:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2006
Total risk-based capital:
Consolidated	$ 63,024	17.12%	$29,448	>8.00%	N/A	N/A
Bank	$ 60,153	16.39%	$29,369	>8.00%	$36,712	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 58,417	15.87%	$14,724	>4.00%	N/A	N/A
Bank	$ 55,554	15.13%	$14,685	>4.00%	$22,027	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 58,417	14.47%	$16,146	>4.00%	N/A	N/A
Bank	$ 55,554	13.77%	$16,134	>4.00%	$20,167	>5.00%
December 31, 2005
Total risk-based capital:
Consolidated	$ 58,839	18.89%	$24,922	>8.00%	N/A	N/A
Bank	$ 56,664	18.28%	$24,804	>8.00%	$31,005	>10.00%
Tier 1 risk-based capital:
Consolidated	$ 54,935	17.63%	$12,461	>4.00%	N/A	N/A
Bank	$ 52,779	17.02%	$12,402	>4.00%	$18,603	>6.00%
Tier 1 (leverage) capital:
Consolidated	$ 54,935	15.92%	$13,804	>4.00%	N/A	N/A
Bank	$ 52,779	15.38%	$13,730	>4.00%	$17,163	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of June 30, 2006 and December 31, 2005, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers' failure to repay loans in accordance with their terms. The Bank relies on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to help mitigate credit risk. However, a downturn in economic conditions or in the real estate market, or a rapid increase in interest rates could have a negative effect on collateral values, cash flows, and borrowers' ability to repay. The Bank's targeted customers are small to medium-

size businesses, professionals and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit will only re-price as the liability matures. As of June 30, 2006, the Bank was asset sensitive.

For a complete description of the Company’s disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2005.

Item 4. Controls and Procedures

As of June 30, 2006, the Company evaluated, under the supervision and the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

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

Item 1A. Risk Factors
There were no material changes to the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Not applicable
Item 3.	Defaults upon Senior Securities
	Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders
	(a)	Cowlitz Bancorporation Annual Shareholder’s Meeting was held on May 26, 2006.
	(c) (1)	The number of votes cast for, against, or withheld, including a separate tabulations with respect to
		each nominee is presented below:

	Nominee	Votes For	Percentage of Voted	Withheld	Percentage of Voted
	Ernie D. Ballou	2,526,753	65	1,345,489	35
	Richard J. Fitzpatrick	2,526,753	65	1,345,489	35
	Brian E. Maguson	2,526,953	65	1,345,289	35
	John S. Maring	2,524,408	65	1,347,834	35
	John M. Petersen	2,526,753	65	1,345,489	35
	Phill S. Rowley	2,526,953	65	1,345,289	35
	Linda M. Tubbs	2,526,953	65	1,345,289	35

	(2)	The number of votes for, against, abstained and broker non-votes regarding amendment of the
		2003 Stock Incentive Plan is presented below:
			Percentage of For and
		Votes	Against on this Proposal
	For	805,088	26
	Against	2,344,472	74
	Abstain	32,838	- -
	Broker non-votes	689,844	- -

Item 5.	Other Information
	None

Item 6. Exhibits
(a)	Exhibits. The following constitutes the exhibit index.

	3.1	Restated and Amended Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 333-44355)

	3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 333-44355)

	10.1	Employment Agreement with Donna Gardner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed June 21, 2006, SEC Accession No. 0000896595-06-000211)

	10.2	Terms of Employment and Change in Control Agreements with Lynda Larrabee and Sue Rodgers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K filed June 21, 2006, SEC Accession No. 0000896595-06-000211)

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006
Cowlitz Bancorporation
(Registrant)
By:
/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer