Form 10-Q
period 2006-09-30
COWLITZ BANCORPORATION
filed 2006-11-14
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[X]	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended September 30, 2006
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
                                Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

[  ] Large accelerated filer        [  ] Accelerated filer         [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value on October 31, 2006: 4,884,748 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS
		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Condition -	3
	September 30, 2006, and December 31, 2005
	Consolidated Statements of Income -	4
	Three and nine months ended September 30, 2006 and September 30, 2005
	Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -	5
	Nine months ended September 30, 2006 and year ended December 31, 2005
	Consolidated Statements of Cash Flows -	6
	Nine months ended September 30, 2006 and September 30, 2005
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition	12
	And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2006	2005

Assets
Cash and cash equivalents	$32,234	$23,457
Securities available for sale at fair value
(amortized cost: $54,226 and $52,880 at September 30, 2006	54,158	52,462
and December 31, 2005, respectively)
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	344,273	270,247
Allowance for loan losses	(5,208)	(4,417)

Total loans, net	339,065	265,830
Cash surrender value of bank-owned life insurance	13,364	11,475
Premises and equipment, net	5,360	4,269
Goodwill and other intangibles	1,899	2,135
Accrued interest receivable and other assets	9,288	9,471

Total assets	$456,615	$370,346

Liabilities
Deposits:
Non-interest-bearing demand	$118,765	$97,327
Savings, interest-bearing demand and money market	93,198	98,360
Certificates of deposit	174,846	113,508

Total deposits	386,809	309,195
Federal funds purchased and other borrowings	694	817
Junior subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	6,800	3,021

Total liabilities	406,675	325,405
Commitments and contingent liabilities (Note 8)
Shareholders' equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, no par value; 25,000,000 shares authorized
with 4,884,748 and 4,772,251 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	27,219	26,266
Additional paid-in capital	2,344	2,043
Retained earnings	20,422	16,908
Accumulated other comprehensive loss, net of taxes	(45)	(276)

Total shareholders' equity	49,940	44,941

Total liabilities and shareholders' equity	$456,615	$370,346

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands, except per share amounts)	2006	2005	2006	2005

Interest income
Interest and fees on loans	$7,853	$4,438	$20,286	$11,680
Interest on taxable investment securities	463	458	1,425	1,469
Interest on non-taxable investment securities	211	161	603	431
Other interest and dividend income	76	51	244	141

Total interest income	8,603	5,108	22,558	13,721

Interest expense
Savings and interest-bearing demand	333	207	972	577
Certificates of deposit	2,042	951	4,774	2,493
Federal funds purchased and other borrowings	32	26	91	67
Junior subordinated debentures	217	166	602	274

Total interest expense	2,624	1,350	6,439	3,411

Net interest income before provision for credit losses	5,979	3,758	16,119	10,310
Provision for credit losses	800	310	1,490	370

Net interest income after provision for credit losses	5,179	3,448	14,629	9,940

Non-interest income
Service charges on deposit accounts	205	139	518	420
Mortgage brokerage fees	67	106	171	240
Card services income	97	83	265	287
Fiduciary income	125	142	427	439
Increase in cash surrender value of bank-owned life insurance	140	114	388	279
Wire fees	116	3	360	9
International trade fees	54	-	85	-
Net loss on sales of investment securities	(184)	(68)	(348)	(68)
Net gain on sale of other real estate owned	-	96	41	117
Other income	37	27	153	99

Total non-interest income	657	642	2,060	1,822

Non-interest expense
Salaries and employee benefits	2,166	1,675	6,316	5,039
Net occupancy and equipment expense	556	353	1,582	1,084
Professional fees	202	183	681	529
Equity in limited partnership losses	53	136	103	136
Business taxes	93	57	267	163
Advertising	94	86	268	219
Card services expense	51	56	183	249
Data processing and communications	295	95	613	259
Postage and freight	84	68	248	195
Travel and education	119	59	318	163
Stationery and supplies	53	46	153	120
Amortization of intangible assets	26	-	78	-
Interest rate floor valuation adjustment	(67)	-	115	-
Insurance premiums	27	37	112	124
Loan expense	23	31	132	51
Other expenses	219	174	710	599

Total non-interest expense	3,994	3,056	11,879	8,930

Income before provision for income taxes	1,842	1,034	4,810	2,832
Income tax provision	501	278	1,296	747

Net income	$1,341	$756	$3,514	$2,085

Earnings per common share:
Basic	$0.27	$0.18	$0.73	$0.50

Diluted	$0.26	$0.17	$0.69	$0.48

Weighted average shares outstanding:
Basic	4,881,525	4,186,713	4,832,629	4,179,239

Diluted	5,131,368	4,395,171	5,084,077	4,339,751

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
			Capital	Earnings	Income(Loss)	Equity	Income
(dollars in thousands)	Shares	Amount

Balance, December 31, 2004	4,173,552	$19,511	$2,022	$13,951	$214	$35,698
Comprehensive income:
Net income	-	-	-	2,957	-	2,957	$2,957
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $343	-	-	-	-	(490)	(490)	(490)

Comprehensive income							$2,467

Issuance of common stock in
connection with acquisition	569,970	6,463	-	-	-	6,463
Proceeds from the exercise of
stock options and employee stock
purchases	28,729	292	-	-	-	292
Tax benefit from the exercise
of stock options	-	-	21	-	-	21

Balance, December 31, 2005	4,772,251	26,266	2,043	16,908	(276)	44,941
Comprehensive income:
Net income	-	-	-	3,514	-	3,514	$3,514
Net change in unrealized gain on
investments available-for-sale,
net of deferred taxes of $223	-	-	-	-	231	231	231

Comprehensive income							$3,745

Proceeds from the exercise of
stock options and employee stock
purchase plan	112,497	953	-	-	-	953
Tax benefit from the exercise
of stock options	-	-	210	-	-	210
Recognition of
stock-based compensation	-	-	91	-	-	91

Balance, September 30, 2006	4,884,748	$27,219	$2,344	$20,422	$(45)	$49,940

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,

(dollars in thousands)	2006	2005

Cash flows from operating activities
Net income from operations	$3,514	$2,085
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	91	-
Tax benefit of stock options exercised	81	-
Depreciation and amortization	437	242
Provision for credit losses	1,490	370
Increase in cash surrender value of bank-owned life insurance	(388)	(279)
Federal Home Loan Bank stock dividends	-	(4)
Net loss on sales of investment securities available for sale	348	68
Net gain on sales of foreclosed assets	(41)	(130)
Net amortization of investment security premiums and accretion of discounts	360	111
Interest rate floor valuation adjustment	115	-
Increase (decrease) in accrued interest receivable and other assets	74	(850)
Increase in accrued interest payable and other liabilities	3,811	1,332

Net cash from operating activities	9,892	2,945

Cash flows used by investing activities
Proceeds from maturities and sales of investment securities available-for-sale	14,870	10,223
Purchases of available-for-sale investment securities	(16,924)	(3,460)
Investment in statutory trust subsidiary	-	(372)
Net increase in loans	(74,725)	(38,532)
Proceeds from sale of foreclosed assets	41	852
Purchases of bank-owned life insurance	(1,500)	(2,500)
Purchases of premises and equipment	(1,450)	(169)

Net cash used by investment activities	(79,688)	(33,958)

Cash flows from financing activities
Net increase in savings, noninterest-bearing and interest-bearing demand deposits	16,276	10,636
Net increase in certificates of deposit	61,338	10,642
Net increase (decrease) in federal funds purchased and other borrowings	(25)	2,050
Proceeds from issuance of junior subordinated debentures	-	12,372
Repayment of other borrowings	(98)	(110)
Proceeds from the exercise of stock options and employee stock purchase plan	953	136
Excess tax benefit of stock options exercised	129	-

Net cash from financing activities	78,573	35,726

Net increase in cash and cash equivalents	8,777	4,713
Cash and cash equivalents, beginning of period	23,457	8,332

Cash and cash equivalents, end of period	$32,234	$13,045

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Organization- Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the Bank), a Washington state-chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Seattle, Bellevue and Vancouver, Washington, a full service branch in Portland, Oregon and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage-banking services through its Bay Mortgage division with offices in Longview and Vancouver.

The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, international banking services, internet banking, trust services, mortgage banking and consumer lending.

Principles of consolidation- The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in prior year’s data to conform to the current year’s presentation.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be anticipated for the year ending December 31, 2006. The interim consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including the notes thereto, included in the Company’s 2005 Form 10-K.

Operating segments- Internal financial information is primarily recorded and aggregated in three lines of business: commercial banking, mortgage banking, and trust services. While management monitors the revenue streams of the various products and services, the mortgage banking, international trade services and trust segments are not individually material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated within one reportable operating segment.

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

In March 2006, the Company entered into a 5-year interest rate floor agreement to hedge the variability of expected interest income related to loans priced with a floating rate index. The notional amount of this agreement is $50 million. For the purpose of this hedge, the Company elected to exclude the time value portion of the interest rate floor agreement. The effective portion of the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other non-interest expenses during the period of change.

Recently Issued Accounting Standards- In February 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. The Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with Statement 133. Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The Statement also (1) clarifies which interest-only strips and principal-only strips are not subject to Statement 133; (2) establishes a requirement for holders of securitized financial assets to evaluate whether the interest is a freestanding derivative or a hybrid financial instrument that contains an embedded derivative requiring bifurcation; (3) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (4) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006, and is not expected to have any significant impact on the Company's financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets. The Statement provides relief for loan servicers that use derivatives to economically hedge fluctuations in the fair value of loan servicing rights. The Statement allows servicers the option to measure their servicing rights at fair value, which is the same accounting basis used to measure derivatives. A servicer can also choose to continue applying the existing amortization method in Statement 140. The Statement also requires additional disclosures regardless of which method is applied. The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006, and is not expected to have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In October 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. The Statement is an amendment of Statements No. 87, 88, 106, and 132(R). Statement 158 requires most public companies, as defined in the Statement, to fully recognize an asset or liability for the overfunded or underfunded status of their post retirement benefit plans in financial statements. The Statement is effective for entities with publicly traded equity securities for fiscal years ending after December 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Weighted-average shares – basic	4,881,525	4,186,713	4,832,629	4,179,239
Effect of assumed conversion of stock options	249,843	208,458	251,448	160,512

Weighted-average shares – diluted	5,131,368	4,395,171	5,084,077	4,339,751

4. Stock-Based Compensation

At September 30, 2006, the Company had one stock-based compensation plan (the “Plan”) available for issuing option grants and an Employee Stock Purchase Plan (“ESPP”). Under the Plan, options may be granted to the Company’s employees, non-employee directors and others whom management believes contribute to the long-term financial success of the Company. The Plan permits the grant of stock options and restricted stock grants for up to 500,000 shares, of which 4,000 share grants remained available for issue at September 30, 2006. The exercise price of nonqualified stock options under the Plan must be at least equal to the fair value of the common stock on the date of grant, and the vesting schedule is set at the discretion of the Board of Directors’ Compensation Committee.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes was lower by $15,000 and $48,000 in the third quarter and first nine months of 2006, respectively. Net income was lower by $10,000 for the third quarter and $31,000 for the first nine months of 2006 than if the Company had continued to account for share-based compensation under APB No. 25. There was no significant impact on basic and diluted earnings per share, cash flows from operations or financing activities for the third quarter or first nine months of 2006 related to the expensing of stock-based compensation. In addition, during the first six months of 2006, the Company recognized expense of $43,000 related to the accelerated vesting of stock options for one former employee and one former director whose services ceased during the period. As of September 30, 2006, there was approximately $30,000 of unrecognized compensation costs related to stock options, expected to be recognized over a weighted-average period of 0.7 years.

The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

			Weighted-Avg.	Aggregate
	Options	Weighted-Avg.	Remaining Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (years)	(in thousands)

Balance, beginning of period	984,236	$10.42
Granted	-	-
Exercised	(109,500)	8.37
Forfeited/expired	(1,250)	4.74

Balance, end of period	873,486	10.68	6.4	$4,993

Exercisable, end of period	757,306	10.76	6.3	$4,267

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model based on the following assumptions. Expected volatility is based on the historical volatility of the price of the Company’s stock for a period consistent with the expected life of the options. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options represents the period of time that stock options are expected to be outstanding and is estimated based on historical exercise and forfeiture activity. Expected dividends are estimated to be zero due to the Company’s recent historical practice of not paying dividends. The risk-free rate of return for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Under SFAS No. 123, the Black-Scholes option pricing model was used to estimate the fair value of options granted in the first nine months of 2005 using weighted average assumptions as follows: expected volatility of 35.1%; expected term of 4.26 years; dividend yield of zero; and risk-free interest rate of 4.00% . Pro forma net income and earnings per share information are provided in the following table as if the Company accounted for employee stock option plans under the fair value method of SFAS No. 123 in the first nine months of 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005

	As	Pro	As	Pro
(dollars in thousands, except per share amounts)	Reported	Forma	Reported	Forma

Net income	$756	$737	$2,085	$1,850

Basic earnings per share	$0.18	$0.18	$0.50	$0.44

Diluted earnings per share	$0.17	$0.17	$0.48	$0.43

Stock options granted in the first nine months of 2005 were fully vested upon grant, resulting in full recognition of stock-based compensation expense under the fair value method in the pro forma amounts in the table above.

The Company’s ESPP allows eligible employees to defer from 1% to 10% of their salaries over a period of six months in order to purchase shares of company stock. The purchase price is set at 85% of the lowest market price on either the first or last day of the six-month deferral period. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. The Company issued 2,997 shares on June 30, 2006 under the ESPP, and there were 108,257 shares remaining for issuance. Shares issued under the ESPP in 2005 totaled 5,925. Under SFAS No.123(R), the plan is considered compensatory, however, compensation expense related to the ESPP for the first nine months of 2006 and 2005 was not significant.

5. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities. These amounts are included in “Accumulated Other Comprehensive Income (Loss)” on the consolidated statement of changes in shareholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2006	2005	2006	2005

Unrealized holding gains (losses) arising during the period, net of tax	$838	$(464)	$3	$(453)
Less reclassification adjustment for net realized (gains) losses on securities available-for-sale included in net
income during the period, net of tax	121	68	228	68

Net unrealized holding gains (losses) included in accumulated
other comprehensive income (loss)	$959	$(396)	$231	$(385)

6. Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	September 30,	December 31,
(dollars in thousands)	2006	2005

Mortgage-backed securities	$33,656	$34,316
Municipal bonds	20,502	18,146

	$54,158	$52,462

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$13,903	$(47)	$11,601	$(265)	$25,504	$(312)
Municipal bonds	2,119	(11)	4,616	(30)	6,735	(41)

	$16,022	$(58)	$16,217	$(295)	$32,239	$(353)

At September 30, 2006, there were 46 investment securities in an unrealized loss position, of which 32 were in a continuous loss position for 12 months or more. The Company believes these unrealized losses were due to changes in market interest rates and not credit quality. The Company has the ability and intent to hold these securities until a market price recovery or to maturity, and, therefore, the unrealized losses on these securities are not considered other-than-temporarily impaired. The Company periodically reviews its investment securities portfolio as part of its asset/liability management. As a result of this review certain securities may be sold and other securities acquired to improve the overall yield of the portfolio or modify future cash flows.

7. Allowance for Credit Losses

As of March 31, 2006, the Company reclassified the portion of its allowance for credit losses related to unfunded lending commitments to a separate liability account included in other liabilities in the consolidated balance sheet. The amount at December 31, 2005 ($251,000) was also reclassified. The reclassifications had no effect on the provision for credit losses as reported.

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

A summary of the Bank’s undisbursed commitments and contingent liabilities at September 30, 2006, was as follows:

(dollars in thousands)	Total

Commitments to extend credit	$103,688
Credit card commitments	4,458
Standby letters of credit	2,804

$110,950

Commitments to extend credit, credit card arrangements, and standby letters of credit all include exposure to some credit loss in the event of non-performance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the consolidated statements of condition. Because most of these instruments have fixed maturity dates and many of them expire without being drawn upon, they do not generally present a significant liquidity risk to the Bank.

9. Junior Subordinated Debentures

As of September 30, 2006, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) in 2005. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust because it is not the primary beneficiary.

The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of September 30, 2006, trust preferred securities accounted for 20% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

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

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see “Allowance for Credit Losses.” Another critical accounting policy of the Company is related to the carrying value of goodwill and other intangibles. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company ceased amortization of goodwill on January 1, 2002 and at least annually tests intangibles with indefinite lives for impairment. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment, as does establishing and monitoring estimated amounts and lives of other intangible assets.

Results of Operations for the Three and Nine Months Ended September 30, 2006

Overview

The Company’s net income for the third quarter of 2006 was $1.3 million, or $0.26 per diluted share, compared with net income of $756,000, or $0.17 per diluted share for the third quarter of 2005. Net income was $585,000, or 77%, higher in the third quarter of 2006 compared with the same period of 2005. Net income for the first nine months of 2006 was $3.5 million, or $0.69 per diluted share, compared with $2.1 million, or $0.48 per diluted share, in the same period of 2005. The Company’s increase in net income in 2006 was primarily due to higher average loans outstanding and a higher net interest spread. A significant portion of the loan increase was related to the acquisition of Asia-Europe-Americas Bancshares, Inc. in the fourth quarter of 2005.

Net interest income was $2.2 million higher in the third quarter of 2006, compared with the same period in 2005. Through September 30, 2006, net interest income was $5.8 million higher than the first nine months of 2005. Average earning assets were $401.5 million in the third quarter of 2006, compared with $296.7 million in the third quarter of 2005. Average interest-bearing liabilities in the third quarter of 2006 were $280.5 million, compared with $209.5 million in the third quarter of 2005.

The Company recorded a provision for credit losses of $800,000 in the third quarter of 2006 and $1.5 million for the first nine months of 2006. This compares with a provision for credit losses of $310,000 in the third quarter and $370,000 for the first nine months of 2005. The 2006 provision increased the allowance for credit losses to primarily support loan growth.

At September 30, 2006, total assets were $456.6 million, an increase of $86.3 million, or 23%, from December 31, 2005. Interest-bearing liabilities increased to $281.1 million as of September 30, 2006 from $225.1 million as of year-end 2005. Non-interest-bearing demand deposits increased $21.4 million during the same period. Total loans were up $74.0 million, or 27%, from year-end 2005. Loan growth was funded by an increase in deposits, primarily certificates of deposits, and a decrease in cash and cash equivalents from year-end 2005.

Analysis of Net Interest Income

The primary component of the Company’s earnings is net interest income. Net interest income is the difference between interest income, principally from loans and the investment securities portfolio, and interest expense, principally on customer deposits and borrowings. Changes in net interest income, net interest spread, and net interest margin result from changes in asset and liability volume and mix, and to rates earned or paid. Net interest spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the volume and relative mix of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.

Interest income from certain of the Company’s earning assets is non-taxable. The following tables present interest income and expense, including adjustments for non-taxable interest income, and the resulting tax-adjusted yields earned, rates paid, interest rate spread, and net interest margin for the periods indicated on an annualized basis.

	Three Months Ended
	September 30,
			Increase
(dollars in thousands)	2006	2005	(Decrease)	Change

Interest income	$8,603	$5,108	$3,495	68%
Tax effect of non-taxable interest income	80	64	16	25%

Tax equivalent interest income	8,683	5,172	3,511	68%
Interest expense	2,624	1,350	1,274	94%

Net interest income	$6,059	$3,822	$2,237	59%

Average interest-earning assets	$401,529	$296,673	$104,856	35%
Average interest-bearing liabilities	$280,545	$209,540	$71,005	34%

Average yields earned (1)	8.65%	6.97%	168	b.p.	(3)
Average rates paid (1)	3.74%	2.58%	116	b.p.	(3)
Net interest spread (1)	4.91%	4.39%	52	b.p.	(3)
Net interest margin (1) (2)	6.04%	5.15%	89	b.p.	(3)

(1) Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate
(2) Computed by dividing net interest income by average interest-earning assets
(3) b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

	Nine Months Ended
	September 30,
			Increase
(dollars in thousands)	2006	2005	(Decrease)	Change

Interest income	$22,558	$13,721	$8,837	64%
Tax effect of non-taxable interest income	230	174	56	32%

Tax equivalent interest income	22,788	13,895	8,893	64%
Interest expense	6,439	3,411	3,028	89%

Net interest income	$16,349	$10,484	$5,865	56%

Average interest-earning assets	$370,694	$280,609	$90,085	32%
Average interest-bearing liabilities	$259,177	$197,967	$61,210	31%

Average yields earned (1)	8.20%	6.60%	160	b.p.	(3)
Average rates paid (1)	3.31%	2.30%	101	b.p.	(3)
Net interest spread (1)	4.89%	4.30%	59	b.p.	(3)
Net interest margin (1) (2)	5.88%	4.98%	90	b.p.	(3)

(1)	Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate

(2)	Computed by dividing net interest income by average interest-earning assets

(3)	b.p. stands for "basis points" (100 b.p. is equal to 1.0%)

Comparing the third quarter of 2006 to the third quarter of 2005, tax-equivalent net interest income was $2.2 million higher, primarily due to an increase of $104.9 million in average interest-earning assets and an increase in the net interest spread. Interest expense increased $1.3 million, as the volume of average interest-bearing liabilities increased $71.0 million, and average rates paid increased 116 b.p. The third quarter of 2006 net interest margin increased 89 b.p. over the third quarter of 2005, due to a higher net interest spread and an increase in the value of non-interest-bearing deposits in a higher rate environment. The higher spread was primarily due to steadily increasing market interest rates since the third quarter of 2005. On a year-to-date basis, the net interest margin in 2006 increased 90 b.p. over the same period of 2005. The Company’s margin in the second quarter of 2006 included $157,000 of interest income previously unrecognized on non-accrual loans paid off in the quarter. The Company estimates the year-to-date 2006 impact on its net interest margin of this recovery of previously unrecognized nonaccrued interest to be an increase of 6 b.p.

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

The Company recorded a provision for credit losses of $800,000 in the third quarter and $1.5 million year-to-date in 2006, compared with a $310,000 provision in the third quarter and $370,000 for the first nine months of 2005. The 2006 provision reflected loan growth during the period and the higher level of net loan charge-offs when compared with the same period of 2005.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2006	2005	2006	2005

Service charges on deposit accounts	$205	$139	$518	$420
Mortgage brokerage fees	67	106	171	240
Card services income	97	83	265	287
Fiduciary income	125	142	427	439
Increase in cash surrender value of bank-owned life insurance	140	114	388	279
Wire fees	116	3	360	9
International trade fees	54	-	85	-
Net loss on sales of investment securities	(184)	(68)	(348)	(68)
Net gain on sale of other real estate owned	-	96	41	117
Other income	37	27	153	99

Total non-interest income	$657	$642	$2,060	$1,822

Total non-interest income, excluding securities and sale of other real estate owned transactions, increased $227,000, or 37%, when comparing the quarters ending September 30, 2006 and 2005, and $594,000, or 34%, when comparing the first nine months of 2006 with the same period of 2005. Wire fee revenues increased in 2006 as compared with 2005, primarily due to customer services available in the Company’s Seattle branch, which was acquired in the fourth quarter of 2005. In addition, the Company expanded its international trade finance capabilities in the second quarter of 2006 resulting in higher fees associated with foreign exchange and letter of credit services. Service charges on deposit accounts and earnings related to bank owned life insurance were also higher in 2006. In the third quarter of 2006, the Company sold 10 securities with a book value of $7.1 million at a loss of $184,000 and replaced them primarily with higher yielding securities.

Non-Interest Expense
Non-interest expense consists of the following components:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2006	2005	2006	2005

Salaries and employee benefits	$2,166	$1,675	$6,316	$5,039
Net occupancy and equipment	556	353	1,582	1,084
Professional fees	202	183	681	529
Equity in limited partnership losses	53	136	103	136
Business taxes	93	57	267	163
Advertising	94	86	268	219
Card services expense	51	56	183	249
Data processing and communications	295	95	613	259
Postage and freight	84	68	248	195
Travel and education	119	59	318	163
Stationery and supplies	53	46	153	120
Amortization of intangible assets	26	-	78	-
Interest rate floor valuation adjustment	(67)	-	115	-
Insurance premiums	27	37	112	124
Loan expense	23	31	132	51
Other expenses	219	174	710	599

Total non-interest expense	$3,994	$3,056	$11,879	$8,930

Almost every type of non-interest expense was higher in the 2006 periods compared with the 2005 periods. These increases primarily reflected an overall higher level of staffing, occupancy, data processing and branch activities due to loan growth and two additional branches. In addition to the Seattle branch acquisition, the Company opened a full-service branch in Vancouver, Washington in the first quarter and added an international trade finance department in the second quarter of 2006. At September 30, 2006, the Company had 129 full-time equivalent employees compared with 107 at September 30, 2005.

During the third quarter of 2006, the Company underwent a conversion of core processing, lending and internet banking systems. These system conversions are expected to improve long-term operating and financial reporting efficiencies, as well as provide the infrastructure to support the Company’s plans for growth. Beginning in August 2006, the Company outsourced its core processing systems to a third party service provider. Costs associated with the outsourced core processing in the third quarter of 2006 were approximately $160,000. In addition, prepaid maintenance contracts and computer equipment associated with the Company’s former in-house core processing system of approximately $52,000 were written off during the quarter. The higher level of travel and education in the 2006 periods was partially attributable to travel to attend training for the new systems.

In March 2006, the Company entered into a five-year interest rate floor agreement to hedge the variability of expected interest income related to loans priced with a floating rate index. The notional amount of this agreement was $50 million and the deferred transaction fee was $880,000. The floor contains a strike price of 7.50% . If the prime rate decreases below the strike price at any time during the term of the agreement, the Company will receive a monthly payment for the difference between the strike price and the prime rate. Under a rate scenario in which the prime rate remains above the strike price of the floor during the contract’s 5-year life, the Company’s pre-tax earnings will decrease $880,000, which is the cost of the transaction fee associated with the floor. The interest rate floor assists the Company in managing the impact of declining interest rates on earnings. In the third quarter of 2006, the Company recorded an increase of $67,000 in the carrying value of the interest rate floor contract. In the second quarter of 2006, the Company recorded a decrease in the carrying value of the contract of $206,000 ($182,000 recorded in non-interest expense and $24,000 as a reduction of non-interest income related to the valuation adjustment recorded at March 31, 2006). The valuation adjustment in the third quarter of 2006 related primarily to decreases in forward market interest rates subsequent to June 30, 2006.

Income Taxes

The effective tax rate for the first nine months of 2006 was 27% compared with 26% during the same period of 2005. The higher effective rate was primarily due to the higher level of earnings and a decrease in the relative proportion of nontaxable interest income.

Financial Condition Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	September 30,	December 31,
(dollars in thousands)	2006	2005

Mortgage-backed securities	$33,656	$34,316
Municipal bonds	20,502	18,146

	$54,158	$52,462

Total investment securities as of September 30, 2006 were $54.2 million, compared with $52.5 million at December 31, 2005. The increase was primarily due to the purchase of $16.9 million of securities, which exceeded maturities and sales of securities sold of $14.9 million. Proceeds from maturities and sales of securities in 2006 were used to invest in higher yielding loans or reinvested in other securities to improve the overall yield of the portfolio. Securities sold resulted in a realized loss of $348,000 in the first nine months of 2006. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk.

Loans

Total loans outstanding were $344.3 million and $270.2 million at September 30, 2006 and December 31, 2005, respectively. Unfunded loan commitments were $111.0 million at September 30, 2006 and $87.6 million at December 31, 2005.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

	September 30, 2006		December 31, 2005

(dollars in thousands)	Amount	Percent	Amount	Percent

Real estate secured:
One-to-four family residential	$31,918	9%	$25,361	10%
Multifamily	13,631	4%	11,999	4%
Construction	73,138	21%	46,281	17%
Commercial real estate	118,517	34%	108,040	40%

Total real estate	237,204	68%	191,681	71%
Commercial and industrial	104,610	31%	75,974	28%
Consumer and other	3,565	1%	3,195	1%

	345,379	100%	270,850	100%

Deferred loan fees	(1,106)		(603)

Loans, net of deferred loan fees	$344,273		$270,247

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

Management's evaluation of the loan portfolio resulted in a total allowance for credit losses of $5.5 million at September 30, 2006 and $4.7 million December 31, 2005. The increase in the allowance for credit losses primarily related to growth of the loan portfolio. The allowance for credit losses, as a percentage of total loans, decreased from 1.73% on December 31, 2005 to 1.59% at September 30, 2006. Management believes the allowance for credit losses at September 30, 2006 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit loss for the periods indicated:

	September 30, 2006		December 31, 2005

(dollars in thousands)	Amount	Percent	Amount	Percent

Allowance for loan losses-
General	$3,179	61%	$3,139	71%
Specific	522	10%	-	- %
Special	1,272	24%	1,187	27%
Available for other factors	235	5%	91	2%

Total allowance for loan losses	5,208	100%	4,417	100%

Liability for unfunded credit commitments	275		251

Total allowance for credit losses	$5,483		$4,668

In the third quarter of 2006, the company charged off $500,000 of a commercial loan that was specifically reserved for in the first quarter of 2006. Additional specific reserves totaling $343,000 were added in the third quarter of 2006, primarily related to two commercial loans. In the first quarter of 2006, the Company reclassified the portion of the allowance for loan losses related to unfunded credit commitments to other liabilities on the balance sheet in accordance with GAAP and bank regulatory requirements. Amounts at December 31, 2005 were reclassified.

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2006	2005	2006	2005

Allowance for credit losses, beginning of period	$5,367	$3,935	$4,668	$3,796
Loans charged off:
Commercial and industrial	900	181	901	181
Real estate	-	-	-	-
Consumer and other	18	24	67	62

Total loans charged-off	918	205	968	243

Recoveries:
Commercial and industrial	224	6	267	70
Real estate	-	-	2	38
Consumer and other	10	8	24	23

Total recoveries	234	14	293	131

Net loans charged off during the period	684	191	675	112
Provision for credit losses	800	310	1,490	370

Allowance for credit losses, end of period	$5,483	$4,054	$5,483	$4,054

Components:
Allowance for loan losses			$5,208	$3,874
Liability for unfunded credit commitments			275	180

Total allowance for credit losses			$5,483	$4,054

Average loans outstanding during the period	$337,942	$221,602	$306,738	$206,086
Ratio of net loans charged off to average loans outstanding	0.20%	0.09%	0.22%	0.05%
Loans outstanding at end of period, net of deferred fees			$344,273	$227,766
Allowance for loan losses/total loans			1.51%	1.70%
Allowance for credit losses/total loans			1.59%	1.78%
Allowance for credit losses/non-performing loans			271%	408%
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

Non-Performing Assets

Non-performing assets includes repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2006	2005

Loans on non-accrual status	$2,021	$4,156
Other real estate owned	-	-

Total non-performing assets	$2,021	$4,156

Total assets	$456,615	$370,346

Percentage of non-performing assets to total assets	0.44%	1.12%

Allowance for loan losses as a % of non-performing loans	258%	106%

Total non-performing assets at September 30, 2006 decreased to $2.0 million from $4.2 million at December 31, 2005. Of the total non-performing loans at September 30, 2006, $1.1 million is fully guaranteed by an agency of the U.S. government, and the workout period for this loan is currently expected to extend to 2007. The Company has not identified any other potential problem loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of their loans.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank's primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market. Investment in securities available-for-sale was $54.2 million at September 30, 2006 compared with $52.5 million at December 31, 2005.

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2006	2005

Non-interest-bearing demand deposits	$118,765	$97,327
Savings	17,606	17,112
Interest-bearing demand deposits	16,078	19,063
Money market accounts	59,514	62,185
Certificates of deposit under $100,000	44,118	36,511
Certificates of deposit over $100,000	130,728	76,997

Total	$386,809	$309,195

The Company’s loan growth in the first nine months of 2006 exceeded its core deposit generation, and the Company has supplemented its core deposits with brokered certificates of deposits. At September 30, 2006, the Bank’s brokered certificate of deposit totaled $68.0 million, compared with $33.0 million at December 31, 2005. The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $45.0 million for short-term liquidity needs. In addition, the parent company has a $2 million line of credit with a correspondent bank. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20% of the Bank's assets subject to collateral limitations. With the collateral available on September 30, 2006, the Bank could borrow up to $64.6 million. FHLB borrowings in excess of $47.2 million would require the Company to purchase additional FHLB stock. The line is available for overnight federal funds, or notes with other terms and maturities. At September 30, 2006, the Company had no overnight federal funds borrowings with FHLB.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash from operating activities was $9.9 million for the first nine months of 2006, principally from earnings and an increase in accrued interest payable and other liabilities. The increase in accrued interest and other liabilities primarily related to income tax refunds received in the second quarter of 2006 and applied to net taxes payable. Net cash from operating activities in the first nine months of 2005 was principally from earnings. Net cash used by investing activities in the 2006 and 2005 periods was due primarily to loan growth, and, to a lesser extent, an increase in investment securities. Cash provided by financing activities in the first nine months of 2006 was primarily related to the $61.3 million increase in certificates of deposits and a $16.3 million increase in other deposits. In the first nine months of 2005, net deposit growth provided $21.3 million of cash. In addition, in April 2005, the Company received $12.4 million from the issuance of junior subordinated debentures.

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

The following table presents selected capital information for the Company and the Bank as of September 30, 2006 and December 31, 2005:

						To Be Well-Capitalized
						Under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provision

	Amount	Ratio	Amount		Ratio	Amount		Ratio

September 30, 2006
Total risk-based capital:
Consolidated	$64,609	16.32%	$31,663	>	8.00%	N/A		N/A
Bank	$62,032	15.71%	$31,594	>	8.00%	$39,493	>	10.00%
Tier 1 risk-based capital:
Consolidated	$59,930	15.14%	$15,832	>	4.00%	N/A		N/A
Bank	$57,089	14.46%	$15,797	>	4.00%	$23,696	>	6.00%
Tier 1 (leverage) capital:
Consolidated	$59,930	13.68%	$17,529	>	4.00%	N/A		N/A
Bank	$57,089	13.06%	$17,483	>	4.00%	$21,854	>	5.00%
December 31, 2005
Total risk-based capital:
Consolidated	$58,839	18.89%	$24,922	>	8.00%	N/A		N/A
Bank	$56,664	18.28%	$24,804	>	8.00%	$31,005	>	10.00%
Tier 1 risk-based capital:
Consolidated	$54,935	17.63%	$12,461	>	4.00%	N/A		N/A
Bank	$52,779	17.02%	$12,402	>	4.00%	$18,603	>	6.00%
Tier 1 (leverage) capital:
Consolidated	$54,935	15.92%	$13,804	>	4.00%	N/A		N/A
Bank	$52,779	15.38%	$13,730	>	4.00%	$17,163	>	5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of September 30, 2006 and December 31, 2005, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

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

Interest Rate Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. As of September 30, 2006, the Bank was asset sensitive.

For a complete description of the Company’s disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2005.

Item 4. Controls and Procedures

As of September 30, 2006, the Company evaluated, under the supervision and the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

During the quarter ended September 30, 2006, the Company changed its core data processing system, including its core financial reporting system. In connection with this system conversion, internal controls and procedures have been modified as necessary to reflect the new system environments, however, our overall financial reporting controls have not changed significantly. No other material changes to internal controls and procedures occurred during the three months ended September 30, 2006.

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

Date: November 13, 2006

Cowlitz Bancorporation (Registrant)

By:

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer