Form 10-K
period 2006-12-31
COWLITZ BANCORPORATION
filed 2007-03-30
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COWLITZ BANCORPORATION

(Exact name of registrant as specified in its charter)

Commission file number 0-23881

Washington	91-1529841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

927 Commerce Ave., Longview, Washington 98632

(Address of principal executive offices) (Zip Code)

(360) 423-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

☐  Large accelerated filer                        ☐  Accelerated filer                        ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2006, was $64,459,095.

Common Stock, no par value, outstanding as of February 28, 2007: 4,893,423

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2007 annual meeting of shareholders are incorporated by reference in Part III hereof.

Note:  This document has not been reviewed, or confirmed for accuracy or relevancy by the Federal Deposit Insurance Corporation.

Forward-Looking Statements

This discussion and information in this document, particularly in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the accompanying financial statements, contain certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the company, are all statements other than statements of historical fact and are generally identifiable by words such as “expect”, “believe”, “intend”, “anticipate”, “estimate” or similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: the factors described in Item 1A of this report, changes in general economic conditions, competition for financial services in the market area of the company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In this Annual Report on Form 10-K we make forward-looking statements about the adequacy of our allowance for credit losses, the necessity of provisions for credit losses, the expected positive impact of our system conversion and our belief regarding the economic prospects of our market area and the related impact on loan growth and the quality of our loan portfolio.

PART I

Item 1.	Business

Introduction

Cowlitz Bancorporation (the “Company”) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the “Bank”), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Seattle, and Vancouver, Washington, and Portland, Oregon and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington. During 2002 and much of 2003, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and first quarter of 2004.

The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Company’s goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service. The Bank’s commercial and personal banking services include commercial and real estate lending, consumer lending, international banking services, internet banking, mortgage banking and trust services.

On October 31, 2005, the Company acquired all of the outstanding shares of common stock of AEA Bancshares, Inc. (AEA), the parent company of Asia-Europe-Americas Bank, in an acquisition accounted for as a purchase. The acquisition is consistent with the Company’s business banking expansion strategy in King County, Washington. The former Asia-Europe-Americas Bank office in Seattle operates as a Bay Bank branch.

For the year 2006, the Company recorded net income of $4.8 million or $0.93 per diluted share of common stock. At December 31, 2006, the Company had total assets of $468.4 million, total liabilities of $417.7 million, and total shareholders’ equity of $50.7 million. At December 31, 2006, total loans, net of deferred fees, were $358.4 million and total deposits were $399.5 million.

Products and Services

The Company offers a broad portfolio of products and services tailored to meet the financial needs of individuals and small business customers in its market areas. The Company believes this portfolio is generally competitive with the products and services of its competitors, including community banks, major regional and national banks, thrifts and credit unions.

Deposit Products. The Company offers non-interest-bearing and interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts, and certificates of deposit. Interest-bearing accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or alter maturities of deposit liabilities. During times of asset growth, or as liquidity needs arise, the Company utilizes brokered certificates of deposit as a source of funding. The Company strives to establish customer relationships to attract core deposits in non-interest-bearing transactional accounts to reduce its cost of funds.

Loan Products. The Company offers a broad range of loan products to retail and business customers. The Company maintains loan underwriting standards with written loan policies and individual lending limits. All new loans and renewals are reported monthly to the Company’s Board of Directors. The Board of Directors’ Loan Committee approves particularly large loan commitments. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and an appropriate mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

Commercial Loans. Commercial lending is the primary focus of the Company’s lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include operating lines of credit that support accounts receivables and inventory, as well as secured term loans to finance machinery and equipment. For reporting purposes, a substantial portion of the Company’s commercial loans are designated as real estate loans, as the loans are secured by mortgages or trust deeds on real property, although some of these loans were not made to finance real estate. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. Commercial loans with the primary purpose of financing the acquisition or development of real estate are secured by real property and are generally limited to 75% of the value of collateral. In most cases, the Company requires personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by lower single borrower lending limits imposed by law.

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

Consumer Loans. The Company provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity, personal lines of credit and motor vehicle loans. Consumer loans can carry significantly greater risks than other loan products, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles or recreational equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are dependent on borrowers’ continuing financial stability, and are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following conservative credit guidelines and underwriting practices. The Company also offers Visa credit cards to its customers.

Trust Services. Cowlitz Bank is the only bank headquartered in Cowlitz County to offer complete in-house trust services. The trust department, located in the offices of the Main Branch in Longview, Washington, and an office in the Portland, Oregon Bay Bank branch, provides trust services to individuals, partnerships, corporations and institutions and acts as fiduciary of living trusts, estates, conservatorships and other plans. The Company believes these services add to the value of the Bank as a community bank by providing local access to services that are offered by out of the area financial institutions.

International Banking. Through its Seattle branch, the Company offers a variety of international banking services. To assist customers with import, export and other trade related needs, the Company provides commercial and standby letters of credit, foreign exchange and foreign collection services, international funds transfer capabilities and accounts receivable financing.

Internet Banking. Internet banking and cash management systems are available to both business and individual customers, providing secure access to information and services from the Company’s website. Business clients can avail themselves of a comprehensive cash management program which allows them to easily and securely move money between accounts, wire funds, receive funds, pay bills, and generally manage their financial resources. Retail customers have the ability to access account information, pay bills, and manage their accounts by way of the internet. The Company’s website address is www.cowlitzbancorporation.com and the Bank’s websites are www.cowlitzbank.com, www.bay-bank.com and www.bay-loans.com. The contents of these websites are not incorporated into this document or into the Company’s other filings with the SEC.

Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a debit card program, automated teller machines at six branches and one off-site location, merchant services and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company provides drive-through facilities at three of its branches. The Company does not currently charge its customers fees for any of these services.

Market Areas and Competition

The Company’s primary market areas in which it accepts deposits and makes loans are Cowlitz County, in southwest Washington; King County, Washington; the Portland metropolitan area in Oregon; and the surrounding counties in Washington and northwest Oregon. As a community bank, the Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local economy than many of its competitors, which serve a number of geographic markets. Bay Mortgage operations are concentrated in southwestern Washington.

According to the US Department of Labor—Bureau of Labor Statistics website, both Washington (39th at 5.0%) and Oregon (45th at 5.3%) were among the states with relatively high unemployment rates during December 2006. After significant decreases in the unemployment rates for both Washington and Oregon in 2005, overall unemployment rates in these states decreased slightly in 2006. Continued improvement in employment rates was evident in all of the Bank’s primary markets, though at a lesser pace than 2005. The Portland-Vancouver metropolitan area unemployment rate fell to 4.7%, the Seattle metropolitan area’s rate fell to 4.3% and the unemployment rate in the Longview area in Cowlitz County, Washington, declined to 6.1%. Both Oregon and Washington ranked in the top ten states for year-over-year job growth in 2006. The Company expects the Oregon economy to slow somewhat as the housing sector goes through a correction and a relative deceleration of job creation in the construction sector. Washington state’s economic growth in 2006 was led by the construction, aerospace and software publishing sectors. Similar to Oregon, the Company anticipates a period of slower growth in 2007 for Washington state. In Cowlitz County, Washington, the location of the Company’s headquarters, residential and commercial construction fueled the county’s strong job growth for the second straight year. Management is cautiously optimistic that the positive employment trends will continue as the Pacific Northwest economy continues to strengthen.

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

Employees

As of December 31, 2006, the Company employed a total of 135 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

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

The Bank is a state chartered commercial bank, which is not a member of the Federal Reserve System, and is subject to primary regulation and supervision by the Department of Financial Institutions of the State of Washington (“DFI”) and by the Federal Deposit Insurance Corporation (the “FDIC”), which also insures bank deposits. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (“BHCA”) and, as such, is subject to the regulations of the Federal Reserve. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring bank holding companies to serve as a source of financial and managerial strength to their subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital to fund its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. These guidelines are similar to, although not identical with, the guidelines applicable to banks. See “FDICIA and Capital Requirements.”

Bank Regulation. The Bank is organized under the laws of the State of Washington and is subject to the supervision of the DFI, whose examiners conduct periodic examinations of state banks. Cowlitz Bank is not a member of the Federal Reserve System, so its principal federal regulator is the FDIC, which also conducts periodic examinations of the Bank. The Bank’s deposits are insured, to the maximum extent permitted by law, by the Deposit Insurance Fund (“DIF”) administered by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits. See “Deposit Insurance.”

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

FDICIA. FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. The Federal Reserve Board classifies a bank holding company as “well capitalized” if it has a total risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater. The Company and the Bank are both “well-capitalized.”

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

These guidelines divide a bank’s capital into two tiers. Tier 1 includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, preferred stock (cumulative perpetual and long-term, limited-life), mandatory convertible securities, certain hybrid capital instruments, term-subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

In addition, the FDIC has established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets) of 3% for banks that meet certain specified criteria, including that the banks have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of not less than 4%.

At December 31, 2006, the regulatory capital ratios for the Company and the Bank were:

	December 31, 2006
	Company	Bank
Total risk-based capital to risk-weighted assets	15.79%	15.17%
Tier 1 Capital to risk-weighted assets	14.63%	14.01%
Tier 1 leverage ratio	13.14%	12.66%

Dividends. The principal source of the Company’s cash revenues is dividends from the Bank. Under Washington law, the Bank may not pay dividends in an amount greater than its retained earnings as determined by generally accepted accounting principles. In addition, DFI has the authority to require a state-chartered bank to suspend the payment of dividends. The FDIC has the authority to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank or if it would cause a bank to become undercapitalized.

Lending Limits. Under Washington law, the total loans and extensions of credit by a Washington-chartered bank to a borrower outstanding at one time may not exceed 20% of the bank’s Tier 1 capital. However, this limitation does not apply to loans or extensions of credit which are fully secured by readily marketable collateral having market value of at least 115% of the amount of the loan or the extension of credit at all times.

Branches and Affiliates. Establishment of bank branches is subject to approval of the DFI and FDIC and geographic limits established by state laws. Washington’s branch banking law permits a bank having its principal place of business in the State of Washington to establish branch offices in any county in Washington without geographic restrictions. A bank may also merge with any national or state chartered bank located anywhere in the State of Washington without geographic restrictions.

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

The Bank is subject to provisions of the Federal Reserve Act that restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

Deposit Insurance. The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), enacted in February 2006, increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remains at $100,000. The Bank’s deposits were previously insured by the Bank Insurance Fund, which was merged with the Savings Association Insurance Fund to form the DIF in March 2006.

As an institution whose deposits are insured by DIF, the Bank is required to pay deposit insurance premiums to DIF. FDIC regulations set deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance fund. This system bases an institution’s risk category partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three “supervisory” categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution’s assessment rate depends upon the capital category and supervisory category to which it is assigned.

For 2006, the assessment rates ranged from $0.00 to $0.27 per $100 of deposits annually. For the year 2006, the Bank’s assessment rate was $0.00. The Reform Act created a new system and assessment rate schedule to calculate an institution’s assessment. The new base assessment rates per the Reform Act range from $0.02 to $0.40 per $100 of deposits annually. Management estimates that the Bank’s annual assessment rate for 2007 will be $0.05 per $100 of deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the DIF to prescribed statutory target levels.

Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (“FICO”) to service FICO debt incurred in the 1980’s. The current FICO assessment rate for DIF insured deposits are $0.0122 per $100 of deposits per year.

An increase in deposit or FICO assessments could have an adverse effect on the Bank’s earnings, depending upon the amount of the increase.

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law, which significantly reformed various aspects of the financial services business. Among other things, the GLB Act:

•	established a new framework under which bank holding companies and banks can own securities firms, insurance companies and other financial companies;

•	provided consumers with new protections regarding the transfer and use of their non-public personal information by financial institutions; and

•

changed the Federal Home Loan Bank (“FHLB”) system in numerous ways revising the manner of calculating the Resolution Funding Corporation obligations payable by the FHLB and broadening the purposes for which FHLB advances may be used.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings are “outstanding,” “satisfactory,” “needs to improve” and “substantial non-compliance.”

Many factors play a role in assessing a financial institution’s CRA performance. The institution’s regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics and the competitive environment in which it operates. The evaluation does not rely on absolute standards and financial institutions are not required to perform specific activities or to provide specific amounts or types of credit.

The Company’s most recent rating under CRA is “satisfactory.” This rating reflects the Company’s commitment to meeting the credit needs of the communities it serves. Although the Company strives to maintain a satisfactory or higher rating, no assurance can be given that the Company will maintain this rating in the future. If the Company’s CRA rating were to fall below “satisfactory” it may inhibit its ability to obtain regulatory approval for acquisitions or expansion.

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

The Sarbanes-Oxley Act and related SEC regulations provides for, among other matters:

•	a prohibition on personal loans by Cowlitz to its directors and executive officers except loans in the ordinary course of business made by the Bank;

•	independence requirements for Board audit committee members and the Company’s auditors;

•	certification of Exchange Act reports by the chief executive officer and the chief financial officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders;

•	internal and disclosure controls and procedures requirements; and

•	increased criminal penalties for violations of securities laws.

USA Patriot Act. In response to the terrorist attacks of September 2001, President Bush signed the USA Patriot Act into law on October 26, 2001. The Act requires financial institutions to, among other things, establish:

•	an anti money laundering program; and

•	due diligence procedures with respect to private banking accounts involving foreign individuals.

The Act requires federal banking agencies to consider the effectiveness of the Bank’s anti-money laundering program, including enhanced record keeping and reporting procedures, when reviewing applications relating to mergers and acquisitions.

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

The Company operates primarily in Cowlitz County, Washington, the Seattle/Bellevue metropolitan area, and the Vancouver, Washington and Portland, Oregon metropolitan area. Local economic conditions in these areas have a significant impact on:

•	the ability of the Company’s customers to repay loans;

•	the value of collateral securing loans;

•	the demand for the Company’s products and services; and

•	the stability of deposits that create liquidity to support lending activities.

These areas have enjoyed positive employment trends recently but if the recovery is not as strong as anticipated in the region or the region experiences an economic downturn, the Company could be adversely affected because demand for our products and services could decline and our borrowers may be unable to repay loans. Numerous factors could cause the economy to slow down or recede including higher interest rates, inflation, reduced consumer or corporate spending, natural disasters, terrorist activities and the normal cycles of the economy.

The Company has a concentration of real estate collateral securing loans.

Many of the Company’s loans are secured by real estate located in Washington and Oregon. If these locales experience an economic downturn that adversely affects real estate values and customers’ ability to repay, credit losses may exceed the estimates that are currently included in the allowance for credit losses, which could adversely affect financial results and shareholder value.

Interest rates are subject to constant, often unpredictable changes.

The Company’s earnings are largely derived from net interest income, which includes interest and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. Generally, in a rising interest rate environment, if rates paid on deposits and other sources of funds increase faster than rates received on loans and investment, the Company’s net interest income could be adversely affected. Similarly, if rates received on loans in a falling interest rate environment decrease faster than rates paid on deposits and other sources of funds, the Company net interest income could be adversely affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturities of the assets and liabilities. The Company’s primary objective in managing interest rate risk is to moderate the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset/liability position to obtain the maximum yield-cost spread on that structure. Interest rate risk is managed through the monitoring of the Company’s gap position and sensitivity to interest rate risk by subjecting the Company’s balance sheet to hypothetical interest rate shocks. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow in the short term, depending on the relative level of fixed and variable rate assets and liabilities. In an increasing rate environment the Company’s prime rate based variable rate loans will increase immediately with changes in the prime rate, while fixed rate liabilities, particularly certificates of deposit will only reprice as the liability matures so the immediate affect can be a widening of the interest rate spread. However, as interest rates eventually stabilize, the interest rate spread may narrow because interest rates paid on the Company’s liabilities tend to reprice more slowly than the yields earned on assets.

Rapid increases in interest rates could have an adverse effect on our earnings

A rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay loans. The Company’s targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans when payments increase due to significant increases in rates.

Our allowance for credit losses may not be adequate.

When we make loans and loan commitments to customers, we are subject to credit risk, which is the risk of losses if borrowers do not repay their loans. We reserve for credit losses by establishing an allowance for credit losses through a charge to earnings. Management’s determination of the appropriate level of its reserves requires subjective and complex judgments about the future; the process is inherently difficult and is based on numerous judgments and forecasts including economic conditions. We may have credit losses in excess of the amount reserved and we may increase the allowance because of changing economic conditions, both of which would negatively affect our earnings.

We rely on our information technology and communications systems to conduct our business.

We depend on uninterrupted and successful functioning of our information technology and communications systems, many of which are provided by third parties. We rely on outsourced systems to provide customer service and complete banking transactions. Disruptions in these systems could affect our ability to deliver products and services to our customers. If a third party service provider experiences operational or financial difficulties that interfere with their ability to serve us, our operations could be harmed.

The financial services industry is extremely competitive.

The Company competes with well-established, large banks based outside of the region, community banks, credit unions, thrift institutions, investment banking firms, insurance companies, payday loan offices and mortgage lenders for depositors and borrowers.

Offices of the major financial institutions have competitive advantages over the Company in that they have high public visibility, may offer a wider variety of products and are able to maintain advertising and marketing activities on a much larger scale than the Company can economically maintain. Since single borrower lending limits imposed by law are dependent on the capital of the institution, the branches of larger institutions with substantial capital bases also have an advantage with respect to loan applications that are in excess of the Company’s legal lending limits.

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

Federal and State regulations applicable only to banks and bank holding companies also place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Although the Company has been able to compete effectively in its market area in the past, there can be no assurance that it will be able to continue to do so. With significant competition in the Company’s market areas, there can be no assurance that the Company can continue to attract significant loan and deposit customers. The inability to attract these customers could have an adverse effect on the Company’s financial position and results of operations.

The financial services industry is heavily regulated and additional laws and regulations are often considered at the state and federal level.

Federal and state regulations are designed to protect depositors, federal deposit insurance funds, consumers and the banking system, not our shareholders. Banking regulations can significantly restrict our business. Additional laws and regulations affecting banks and bank holdings companies are often proposed at the state and federal levels, which could affect our ability to compete with non-bank companies. The operations of the Company and the Bank may be adversely affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings.

If we acquire companies in the future, our earnings could be reduced if we are unable to successfully integrate operations.

We explore opportunities to acquire other banks. If we are able to find a suitable acquisition opportunity and negotiate and close a transaction, we experience difficulty in integrating an acquired company and consequently we may not realize expected revenue enhancements, cost savings, increases in geographic presence or other projected benefits. Integration could also disturb customer and employee relationships at the acquired company, causing deposit run-off and loss of key employees. Resources spent on integration may also detract from our ability to grow existing business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its main office space in Longview, Washington, occupying approximately 27,500 square feet. The Company owns branches in Kelso and Kalama, Washington. All other facilities are leased. Six of these banking offices have automated teller machines and three provide drive-up services. In Portland, Oregon, the Company leases downtown office space for a Bay Bank office and leases space to operate a limited service branch in a retirement center in Wilsonville, Oregon. The following are all of the Company’s locations at December 31, 2006.

Cowlitz Bancorporation Cowlitz Bank Main Office Bay Mortgage—Longview	Cowlitz Bank—Kalama	Bay Bank—Portland
927 Commerce Avenue	195 N. 1st Street	1001 SW 5th Ave., Suite 250
Longview, WA 98632	Kalama, WA 98625	Portland, OR 97204
(360) 423-9800	(360) 673-2226	(503) 222-9164

Cowlitz Bank—Kelso	Bay Bank—Bellevue	Bay Bank Retirement Center Branch Springridge at Charbonneau
1000 South 13th	10500 NE 8th St., Suite 1750	32200 SW French Prarie Rd
Kelso, WA 98626	Bellevue, WA 98004	Wilsonville, OR 97070
(360) 423-7800	(425) 452-1543	(503) 694-6950

Cowlitz Bank—Castle Rock	Bay Mortgage—Vancouver Bay Bank—Vancouver	Bay Bank—Seattle
202 Cowlitz St. W.	700 Washington St., Suite 105	1505 Westlake Ave N, Suite 125
Castle Rock, WA 98611	Vancouver, WA 98660	Seattle, WA 981093050
(360) 274-6685	(360) 992-6200	(206) 282-4000

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were presented for a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Cowlitz Bancorporation stock trades on the NASDAQ Global Market under the symbol “CWLZ”.

	2006			2005
	Market Price		Cash Dividend Declared	Market Price		Cash Dividend Declared
	High	Low		High	Low
1st Quarter	$14.60	$13.13	$—	$12.54	$10.85	$—
2nd Quarter	16.20	13.55	—	12.46	11.05	—
3rd Quarter	16.88	14.94	—	13.85	12.15	—
4th Quarter	17.43	16.25	—	14.50	13.39	—

During 2006 and 2005, the Company neither declared nor paid any dividends to its stockholders. As of February 28, 2007 there were 4,893,423 shares of common stock outstanding and 352 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”, or shareholders from AEA that have not exchanged their stock.

Stock Performance Graph

The following chart, which is furnished not filed, compares the annual percentage change in the cumulative total return of Cowlitz Bancorporation common stock during the period commencing December 31, 2001 and through the fiscal years ended December 31, 2006 with the total return index for the NASDAQ Composite Index and the total return index for the NASDAQ Bank Index. This comparison assumes $100.00 was invested on December 31, 2001, in Cowlitz common stock and in the comparison indices, and assumes reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information for the chart was obtained using the NASDAQ closing price as of that date.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cowlitz Bancorporation	100.00	137.75	204.17	202.18	261.34	304.54
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
NASDAQ Bank Index	100.00	59.14	89.11	103.85	130.57	166.05

Cowlitz Bancorporation’s total cumulative return was 204.5% over the five-year period ending December 31, 2006, compared with 24.2% and 66.1% for the NASDAQ Composite and NASDAQ Bank indices, respectively.

Item 6.	Selected Financial Data

	As of and For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Interest income	$31,638	$19,698	$15,243	$16,282	$22,039
Interest expense	9,263	4,902	3,048	4,962	8,611

Net interest income	22,375	14,796	12,195	11,320	13,428
Provision for credit losses	2,640	870	210	237	2,783

Net interest income after provision for credit losses	19,735	13,926	11,985	11,083	10,645
Non-interest income	2,866	2,451	2,787	9,406	11,893
Non-interest expense	16,140	12,561	12,242	20,410	20,197

Income from continuing operations before income tax (benefit) provision	6,461	3,816	2,530	79	2,341
Income tax (benefit) provision	1,702	859	590	(38)	339

Income from continuing operations	4,759	2,957	1,940	117	2,002
Income from discontinued operations, net of tax	—	—	—	—	285

Income before cumulative effect of a change in accounting principle	4,759	2,957	1,940	117	2,287
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(791)

Net income	$4,759	$2,957	$1,940	$117	$1,496

Cash dividends paid	$—	$—	$—	$—	$—
Earnings per diluted common share from:
Continuing operations	$0.93	$0.66	$0.47	$0.03	$0.53
Discontinued operations	—	—	—	—	0.07
Change in accounting principle	—	—	—	—	(0.21)

Total earnings per diluted common share	$0.93	$0.66	$0.47	$0.03	$0.39

Cash dividends paid per common share	$—	$—	$—	$—	$—
Weighted average diluted shares outstanding	5,098,334	4,451,466	4,094,109	4,004,502	3,851,196
Balance Sheet Data (at period end)
Loans, net of deferred fees	$358,390	$270,247	$189,346	$163,490	$194,506
Allowance for loan losses	4,481	4,668	3,796	3,968	6,150
Net loans charged-off during period	2,483	1,649	382	2,419	2,343
Total non-performing assets (1) (2)	1,759	4,156	818	3,225	7,387
Total assets (1)	468,395	370,095	273,286	268,799	345,164
Total deposits	399,450	309,195	234,610	226,480	290,120
Total liabilities (1)	417,670	325,154	237,588	236,997	313,901
Total shareholders’ equity	50,725	44,941	35,698	31,802	31,263
Balance Sheet Data (average for period)
Average loans, net of deferred fees	$319,577	$219,882	$177,064	$173,966	$219,231
Average interest-earning assets	384,251	284,080	242,310	271,771	325,063
Average total assets	422,133	308,542	265,411	292,520	346,345
Average shareholders’ equity	47,642	36,483	33,477	32,660	30,193
Selected Ratios
Return on average total assets	1.13%	0.96%	0.73%	0.04%	0.43%
Return on average shareholders’ equity	9.99%	8.11%	5.80%	0.36%	4.95%
Net interest margin (fully tax-equivalent)	5.90%	5.28%	5.10%	4.18%	4.13%
Efficiency ratio (3)	63.94%	72.83%	81.71%	98.48%	79.76%
Allowance for loan losses to:
Ending total loans	1.25%	1.73%	2.00%	2.43%	3.16%
Non-performing loans	394%	112%	N/M	212%	101%
Non-performing assets to ending total assets	0.38%	1.12%	0.30%	1.20%	2.14%
Net loans charged-off to average loans	0.78%	0.75%	0.22%	1.39%	1.07%
Shareholders’ equity to average assets	12.02%	14.57%	13.45%	10.87%	9.03%
Tier 1 capital ratio (4)	14.63%	17.63%	16.00%	15.12%	11.29%
Total risk-based capital ratio (5)	15.79%	18.89%	17.26%	16.38%	12.56%

(1)	For the purposes of this presentation, immaterial results from discontinued operations have been included in the total.
(2)	Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, and repossessed assets.
(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(4)	Tier 1 capital divided by risk-weighted assets.
(5)	Total risk-based capital divided by risk-weighted assets.

N/M—Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of significant business trends and uncertainties as well as certain forward-looking statements and is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and accompanying notes included elsewhere in this report. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, see Item 1A. “Risk Factors” and the risk factors discussed on page 1 immediately following the table of contents.

Results of Operations—Overview

For the year ended December 31, 2006, the Company recorded net income of $4.8 million, or $0.93 per diluted share of common stock (“per share”). This compares with net income of $3.0 million, or $0.66 per share, and $1.9 million, or $0.47 per share, for the corresponding periods ended December 31, 2005, and 2004, respectively. Average loans in 2006 totaled $319.6 million, an increase of 45% over 2005, and up significantly from $177.1 million in 2004. This loan growth, primarily in commercial and real estate loans, was funded mostly with non-interest bearing deposits, certificates of deposits and proceeds from issuance of junior subordinated debentures in April of 2005. Average non-interest bearing deposits increased 57% in 2006 compared with 2005.

On October 31, 2005, the Company acquired all of the outstanding common shares of AEA Bancshares, Inc. (AEA), the parent company of Asia-Europe-Americas Bank, in an acquisition accounted for as a purchase. Financial results for 2005 included the results of operations of AEA from the date of acquisition. Therefore, when comparing 2006 and 2005 results, the year 2005 included only two months of combined operations. AEA had loans of $42.2 million and deposits of $71.1 million at acquisition date.

Net interest income grew to $22.4 million, an increase of 51% over 2005 results, and 83% over 2004 results. The net interest margin (on a fully tax-equivalent basis) was 5.90% in 2006, compared with 5.28% and 5.10% in 2005 and 2004, respectively. The average yield on interest-earning assets in 2006 increased 130 basis points (b.p.—100 b.p. is equal to 1.0%) compared with 2005, while interest expense to average interest-earning assets increased 68 basis points.

The Company’s provision for credit losses was $2.6 million in 2006, compared with $0.9 million in 2005. The increase reflected strong loan growth, but also included the impact of a $1.1 million charge-off due to a loss on a nationally syndicated equipment lease related to an alleged accounting fraud. At December 31, 2006, total non-performing assets were $1.8 million compared with $4.2 million at year-end 2005 and $0.8 million at December 31, 2004. The increase in non-performing assets from December 31, 2004 to December 31, 2005 was primarily related to loans acquired from AEA. The Company sold the majority of AEA impaired assets shortly after the acquisition and retained certain non-performing loans totaling $3.2 million where minimal loss was expected. Non-performing assets related to the Company’s loan portfolio prior to the acquisition of AEA totaled $1.0 million or about 0.4% of the total loan portfolio at December 31, 2005. Non-performing loans were reduced to one loan at December 31, 2006, which totaled $1.1 million and is fully guaranteed by a U.S. government agency.

Non-interest income and non-interest expenses in 2006 increased significantly when compared with 2005, reflecting the late 2005 acquisition of AEA and an overall higher level of staffing, occupancy, data processing and branch activities due to loan growth, two additional branches and the expansion of the Company’s international trade finance capabilities.

Critical Accounting Policies

The Company’s most critical accounting policy is related to the allowance for credit losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

Quantitative factors include:

•	the volume and severity of non-performing loans and adversely classified credits,

•	the level of net charge-offs experienced on previously classified loans,

•	the nature and value of collateral securing the loans,

•	the trend in loan growth and the percentage of change,

•	the level of geographic and/or industry concentration,

•	the relationship and trend over the past several years of recoveries in relation to charge-offs, and

•	other known factors regarding specific loans.

Qualitative factors include:

•	the effectiveness of credit administration,

•	the adequacy of loan review,

•	the adequacy of loan operations personnel and processes,

•	the effect of competitive issues that impact loan underwriting and structure,

•	the impact of economic conditions, and

•	the introduction of new loan products or specific marketing efforts.

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated credit loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see “Allowance for Credit Losses.”

Another critical accounting policy of the Company is that related to the carrying value of goodwill and other intangibles. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), the Company ceased amortization of goodwill on January 1, 2002 and periodically tests intangibles with indefinite lives for impairment. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment, as does establishing and monitoring estimated amounts and lives of other intangible assets.

For 2005, the Company’s application of SFAS No. 141, “Business Combinations” was considered critical, given the acquisition of AEA, as well as Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Management recorded the assets acquired and liabilities assumed at their respective fair values, and allocated a portion of the purchase price in excess of the net assets acquired to core deposit intangibles, with the remaining balance to goodwill. As part of the purchase accounting at the time of acquisition, management evaluated all loans acquired in accordance with SOP 03-3, and those considered impaired were brought over at their respective fair values. SOP 03-3 was not applied to loans for which management considered it probable that all contractual payments would be collected. Principal recoveries in excess of the established carrying value of acquired loans that were received within the first year after the acquisition date were recorded as a reduction to goodwill and not as income.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. This involves assumptions calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.

Net Interest Income

For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and other borrowings. Changes in net interest income result from changes in “volume,” “spread” and “margin.” Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

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

	As of and For the Year Ended December 31,
	2006			2005			2004
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans (1) (2)	$319,577	$28,521	8.92%	$219,882	$16,967	7.72%	$177,064	$12,861	7.26%
Taxable securities	36,594	1,925	5.26%	41,004	1,884	4.59%	46,799	1,919	4.10%
Non-taxable securities (2)	19,690	1,096	5.57%	14,777	809	5.47%	9,431	509	5.40%
Federal funds sold	5,919	268	4.53%	5,977	201	3.36%	6,970	76	1.09%
Interest-earning balances due from banks and FHLB stock	2,471	140	5.67%	2,440	42	1.72%	2,046	49	2.39%

Total interest-earning assets (2)	384,251	31,950	8.31%	284,080	19,903	7.01%	242,310	15,414	6.36%

Cash and due from banks	15,941			10,004			8,614
Allowance for loan loss	(5,074)			(4,675)			(3,990)
Other assets	27,015			19,133			18,477

Total assets	$422,133			$308,542			$265,411

Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$96,101	$1,321	1.37%	$83,498	$846	1.01%	$85,978	$772	0.90%
Certificates of deposit	156,655	7,022	4.48%	110,411	3,506	3.18%	83,385	2,086	2.50%
Federal funds purchased	1,467	83	5.66%	1,889	62	3.28%	2,875	41	1.43%
Junior subordinated debentures	12,372	815	6.59%	8,372	455	5.43%	—	—	—
FHLB and other borrowings	297	22	7.41%	430	33	7.67%	2,462	149	6.05%

Total interest-bearing liabilities	266,892	9,263	3.47%	204,600	4,902	2.40%	174,700	3,048	1.74%
Non-interest-bearing deposits	102,201			64,934			55,539
Other liabilities	5,398			2,525			1,695

Total liabilities	374,491			272,059			231,934
Shareholders’ Equity	47,642			36,483			33,477

Total liabilities and shareholders’ equity	$422,133			$308,542			$265,411

Net interest income (2)		$22,687			$15,001			$12,366

Net interest spread			4.84%			4.61%			4.62%

Yield on average interest-earning assets			8.31%			7.01%			6.36%
Interest expense to average interest-earning assets			2.41%			1.73%			1.26%

Net interest income to average interest-earning assets (net interest margin)			5.90%			5.28%			5.10%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.

The following table shows the dollar amount of the increase (decrease) in the Company’s net interest income and expense, on a tax equivalent basis, and attributes such dollar amounts to changes in volume or changes in rates. Rate/volume variances have been allocated to volume changes:

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)

	Volume	Rate		Volume	Rate
Interest Income:
Interest-earning balances due from banks	$2	$96	$98	$7	$(14)	$(7)
Federal funds sold	(3)	70	67	(34)	159	125
Investment security income:
Taxable securities	(232)	273	41	(267)	232	(35)
Non-taxable securities	274	13	287	293	7	300
Loans	8,893	2,661	11,554	3,305	801	4,106

Total interest income	8,934	3,113	12,047	3,304	1,185	4,489

Interest Expense:
Savings and interest-bearing demand deposits	173	302	475	(25)	99	74
Certificates of deposit	2,073	1,443	3,516	859	561	1,420
Federal funds purchased	(24)	45	21	(32)	53	21
Junior subordinated debentures	263	97	360	455	—	455
FLHB and other borrowings	(10)	(1)	(11)	(157)	41	(116)

Total interest expense	2,475	1,886	4,361	1,100	754	1,854

Net Interest Spread	$6,459	$1,227	$7,686	$2,204	$431	$2,635

Interest-Earning Assets. Total average earning assets increased $100.2 million in 2006 to $384.3 million, compared with $284.1 million in 2005. Average loans in 2006 increased $99.7 million, reflecting the Company’s expanded lending staff, the strong economy in the Pacific Northwest during the period and the acquisition of AEA in late 2005. The average yield on earning assets increased 130 b.p., primarily due to the increase in market interest rates during the first six months of 2006. The Bank’s prime rate stood at 8.25% at year-end 2006, unchanged from late June 2006, as the Federal Reserve had not adjusted its benchmark interest rate since that time. The Bank’s prime rate on January 1, 2006 was 7.25%. Approximately two-thirds of the Company’s loan portfolio was composed of variable-rate loans during 2006.

Comparing 2005 to 2004, total average interest earning assets increased $41.8 million, as the average yields earned increased 65 b.p. The increase in average earnings assets was due to an increase of $42.8 million, or 24%, in average loans. Average loans in 2005 increased approximately 4% as a result of the AEA acquisition, and the remainder of the increase was due to loan growth from the remainder of the Bank, primarily in commercial and real estate loans. The Bank’s prime rate increased from 5.25% as of the beginning of 2005 to 7.25% as of December 31, 2005.

Interest-Bearing Liabilities. As with earning assets, the rising market interest rate environment led to a 107 b.p. increase in the average rate paid on interest-bearing liabilities. The average rate paid in 2006 was 3.47%, compared with 2.40% in 2005. The Company’s loan growth in 2006 exceeded its growth in non-interest bearing and low-cost deposits, and the balance of the funding need was met primarily through certificates of deposit. The average rate paid on certificates of deposit in 2006 was 4.48% compared with 3.18% in 2005, an increase of 130 b.p. The year 2006 experienced a negatively sloped yield curve, with short-term interest rates rising substantially more than longer-term interest rates.

In 2005, the rising interest rate environment led to higher average rates paid for deposits and other borrowings as compared with 2004. The average cost of interest-bearing liabilities increased to 2.40% in 2005 from 1.74% in 2004. Average rates on savings and interest-bearing demand deposits increased 11 b.p., and average rates on certificates of deposits increased 68 b.p. In addition to the increase in non-interest-bearing deposits, loan growth was funded primarily by an increase in certificates of deposit and the issuance of junior subordinated securities.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company’s market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See the “Allowance for Credit Losses” disclosure for a more detailed discussion.

The Company’s provision for credit losses was $2.6 million for the year ended December 31, 2006, compared with $870,000 and $210,000 the years ending December 31, 2005 and 2004, respectively. The increase in the 2006 provision for credit losses compared with 2005 reflected strong loan growth, but also included the impact of a $1.1 million charge-off in 2006 due to a loss on a nationally syndicated equipment lease related to an alleged accounting fraud. In 2006, over 90% of loan and lease charge-offs were non-real estate related. At December 31, 2006, approximately 65% of the loan portfolio was secured by real estate. The higher provision for credit losses in 2005 relative to 2004 was due to loan growth and a higher level of charge-offs, primarily due to one real estate loan. The provision for 2004 reflected the improvement in asset quality from prior years, measured in part by the decline in non-performing loans in 2004, and was also reduced by $190,000 in recoveries of loans previously charged-off by the Company’s former subsidiary, Business Finance Corporation.

At December 31, 2006, the allowance for loan losses was 1.25% of total loans compared to 1.73% and 2.00% at December 31, 2005 and 2004, respectively. If loan volumes continue to increase, or if the overall quality of the portfolio were to decline, provisions for loan losses would be expected to increase in future periods.

Non-interest Income

Non-interest income consists of the following components:

	For the Year Ended December 31,
	2006	2005	2004
Service charges on deposit accounts	$695	$553	$693
Mortgage brokerage fees	228	291	446
Card services income	355	369	593
Fiduciary income	602	598	439
Increase in cash surrender value of bank-owned life insurance	516	390	416
Wire fees	464	96	12
International trade fees	127	—	—
Gains on mortgage loans sold	—	—	130
Net gains (losses) on sale of investment securities	(348)	(232)	8
Net gains (losses) on sale of repossessed assets	41	257	(51)
Other income	186	129	101

Total non-interest income	$2,866	$2,451	$2,787

Total non-interest income was $2.9 million for the year ended December 31, 2006 compared with $2.5 million and $2.8 million for the year ended December 31, 2005 and 2004, respectively. Excluding securities transactions and amounts related to disposition of foreclosed assets, non-interest income was $3.2 million, $2.4 million and $2.8 million for 2006, 2005, and 2004, respectively.

Service charges on deposit accounts were 26% higher in 2006 compared with 2005, primarily due to the acquisition of AEA in late 2005. Service charges on deposit accounts were lower in 2005 compared with 2004, primarily due to a decline in overdraft account balances and a resulting decrease in overdraft fees. Card services income was down in 2006 and 2005 compared with 2004 due to changing merchant bankcard processors in 2005. Prior to 2005, revenues from processing merchant bankcards were reported as interchange income, with related interchange expense reported in non-interest expense. Revenues are now earned net of third party expenses, and both card services income and related card services expense were lower in 2006 and 2005. Fiduciary income increased to $602,000 in 2006 from $598,000 in 2005 and $439,000 in 2004. The trust department increased its staff size from 2004 to 2006, leading to an increase in trust accounts and underlying trust assets. Total trust assets, including both managed and unmanaged accounts, were $56.1 million at December 31, 2006 compared with $57.5 million at year-end 2005 and $30.7 million at December 31, 2004. Hourly fees charged by trust employees to maintain trust accounts and the Bank’s portion of investment income earned on assets held in trust have also increased.

The Company made additional investments in bank owned life insurance (BOLI) of $1.5 million and $2.5 million in 2006 and 2005, respectively, after an initial investment in 2003. BOLI policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Non-interest income is generated tax-free from the increase in the policies’ underlying investments made by the insurance company and is reported as an increase in cash surrender value of bank-owned life insurance in the above table. The increase in wire fees in 2006 related to the AEA acquisition and the banking services provided to that customer base.

The Company recognized losses on sale of investment securities in 2006 and 2005, as certain low-yielding securities were sold and the proceeds used to purchase additional securities to improve the overall yield of the portfolio or invest in higher yielding loans.

Non-interest Expense

Non-interest expense consists of the following components:

	For the Years Ended December 31,
	2006	2005	2004
Salaries and employee benefits	$8,567	$6,845	$6,393
Net occupancy and equipment	2,110	1,498	1,602
Professional fees	1,131	717	601
Equity in limited partnership losses	195	328	—
Business taxes	386	235	226
FDIC assessment	40	49	223
Advertising	365	308	174
Card services expense	211	315	589
Data processing and communications	877	444	334
Postage and freight	324	275	248
Travel and education	429	299	189
Stationery and supplies	199	182	136
Amortization of intangible assets	104	17	236
Insurance premiums	148	173	205
Employee hiring costs	138	74	186
Other miscellaneous expenses	916	802	900

Total non-interest expense	$16,140	$12,561	$12,242

Almost every type of non-interest expense was higher in 2006 compared with 2005. These increases primarily reflected an overall higher level of staffing, occupancy, data processing and branch activities due to loan growth and two additional branches. In addition to the Seattle branch acquisition, the Company opened a full-service branch in Vancouver, Washington in the first quarter of 2006 and added an international trade finance department in the second quarter of 2006. At December 31, 2006, the Company had 135 full-time equivalent employees compared with 119 at December 31, 2005 and 109 at December 31, 2004. Also included in salary expenses are normal wage increases for existing employees, which generally range from three to six percent each year, as well as employee performance awards and incentive compensation plans tied to the Company’s financial performance.

One measure of the Company’s ability to contain non-interest expenses is the efficiency ratio (calculated by dividing total non-interest expense by the sum of net interest income and non-interest income). The Company’s efficiency ratio was 64%, 73%, and 82% for the years ended December 31, 2006, 2005, and 2004, respectively.

Professional fees include exam and audit expenses, consulting costs, legal fees, and other professional fees. In 2006, expenses for outside professional services increased over prior year levels primarily due to the outsourcing of the company’s internal audit function, which was previously staffed internally, and the initiation of the Company’s efforts to comply with Sarbanes-Oxley Act Section 404 requirements for 2007. Data processing and communications were also significantly higher in 2006 compared with 2005. Beginning in August 2006, the Company outsourced its core processing, lending, and internet banking systems to a third party service provider. These system conversions are expected to improve long-term operating and financial reporting efficiencies, as well as provide the infrastructure to support the Company’s plans for growth. The Company expensed approximately $334,000 in costs for the new outsourced core processing systems in 2006 subsequent to the conversion. In addition, prepaid maintenance contracts and computer equipment associated with the Company’s former in-house core processing system of approximately $52,000 were written off at the time of conversion. The higher level of travel and education in the 2006 period was partially attributable to travel for training on the new systems.

The Company has investments in limited partnerships that own and operate affordable housing projects or invest in small businesses. These investments serve as an element of compliance with the Community Reinvestment Act. The Company records its proportionate share of operating losses and tax credits related to these investments are recorded as a component of the tax provision.

The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance fund. This system bases an institution’s risk category partly upon whether the institution is well-capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three “supervisory” categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution’s assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates in 2006 ranged from no charge for the highest rated institution to $0.27 per $100 of domestic deposits for an institution in the lowest category. During the first six months of 2004, the Bank paid an assessment rate of $0.17 per $100 of domestic deposits. The Bank was not required to pay an assessment rate from mid-2004 through year-end 2006.

In addition, under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (“FICO”) to service FICO debt incurred in the 1980’s. The current FICO assessment rate for deposits insured by the Deposit Insurance Fund is $0.0122 per $100 of deposits per year. FICO assessments were not material in any of the years.

Income Taxes

The Company’s effective tax rate for 2006, 2005 and 2004 was 26.3%, 22.5% and 23.3%, respectively. The effective tax rates for the years presented differed from the Company’s combined federal and state statutory tax rate of 34.5% due primarily to non-taxable loan, municipal bond and bank-owned life insurance income. In addition, in 2006 and 2005, the Company recorded $102,000 and $131,000, respectively, of tax credits associated with its investments in affordable housing projects and small business investment limited partnerships.

Financial Condition

The following table summarizes the dollar and percentage change from year to year for selected balance sheet items:

	December 31,			Increase (Decrease)
(dollars in thousands)	2006	2005	2004	12/31/06 - 12/31/05		12/31/05 - 12/31/04
				(dollars)	(percent)	(dollars)	(percent)
Assets
Cash and cash equivalents	$26,581	$23,457	$8,332	$3,124	13%	$15,125	182%
Investment securities	57,688	52,462	60,005	5,226	10%	(7,543)	-13%
Loans, net of deferred fees	358,390	270,247	189,346	88,143	33%	80,901	43%
Allowance for loan losses	(4,481)	(4,668)	(3,796)	187	-4%	(872)	23%
Cash surrender value of bank-owned life insurance	13,491	11,475	8,585	2,016	18%	2,890	34%
Goodwill and other intangibles	1,938	2,135	852	(197)	-9%	1,283	151%
Other assets	14,788	14,987	9,962	(199)	-1%	5,025	50%

Total assets	$468,395	$370,095	$273,286	$98,300	27%	$96,809	35%

Liabilities
Non-interest-bearing deposits	$107,943	$97,327	$51,982	$10,616	11%	$45,345	87%
Interest-bearing deposits	291,507	211,868	182,628	79,639	38%	29,240	16%

Total deposits	399,450	309,195	234,610	90,255	29%	74,585	32%
Fed funds and other borrowings	738	817	986	(79)	-10%	(169)	-17%
Junior subordinated debentures	12,372	12,372	—	—	0%	12,372	N/M
Other liabilities	5,110	2,770	1,992	2,340	84%	778	39%

Total liabilities	417,670	325,154	237,588	92,516	28%	87,566	37%
Shareholders’ Equity	50,725	44,941	35,698	5,784	13%	9,243	26%

Total liabilities and shareholders’ equity	$468,395	$370,095	$273,286	$98,300	27%	$96,809	35%

N/M—Not meaningful

Investment Securities

At December 31, 2006, the Company’s portfolio of investment securities totaled $57.7 million, compared with $52.5 million at December 31, 2005 and $60.0 million at December 31, 2004. The Company follows financial accounting principles that require the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if circumstances warrant. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The Company does not acquire securities for trading purposes.

The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company’s overall asset-liability management policy and illustrates management’s assessment of the relative liquidity of the Company. The composition of the investment securities portfolio reflects management’s strategy regarding maintenance of an appropriate level of liquidity, while providing a relatively stable source of interest income. Management utilizes the securities portfolio to mitigate interest rate risk and credit risk inherent in the loan portfolio. In addition, investment securities provide a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.

The following table provides the amortized cost and fair value of the Company’s investment securities, which were classified as available for sale for all periods, at December 31, 2006, 2005, and 2004.

	December 31,
	2006		2005		2004
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$36,518	$36,223	$34,791	$34,316	$46,590	$46,749
Municipal bonds	21,199	21,465	18,089	18,146	13,092	13,256

Total	$57,717	$57,688	$52,880	$52,462	$59,682	$60,005

At December 31, 2006, the Company’s investment securities had total net unrealized losses of $29,000 compared with net unrealized losses of $418,000 at December 31, 2005. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed. Management has no current plans to sell any of these securities, but may choose to sell securities in the future depending on cash, liquidity, and earnings considerations.

The following table summarizes the fair value of the contractual or estimated maturities and weighted average yields of the Company’s investment securities at December 31, 2006.

(dollars in thousands)	One year or less	Yield	One through 5 years	Yield	After 5 through 10 years	Yield	After 10 years	Yield	Total	Yield
Mortgage-backed securities	$71	5.78%	$27,864	5.61%	$8,288	5.18%	$—	—	$36,223	5.51%
Municipal bonds	—	—	898	3.52%	5,078	3.97%	15,489	4.25%	21,465	4.15%

Total	$71	5.78%	$28,762	5.54%	$13,366	4.73%	$15,489	4.25%	$57,688	5.01%

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Federal Home Loan Bank Stock

The Company is a member and shareholder in the Federal Home Loan Bank of Seattle. The Company’s relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements and potential dividend income. The Company’s investment in FHLB stock was $1.2 million at December 31, 2006 and 2005.

Loans

The following table presents the composition of the Company’s loan portfolio, including loans held-for-sale, and excluding amounts included in discontinued operations, at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$121,639	33.9%	$75,974	28.1%	$55,338	29.2%	$38,792	22.5%	$42,121	16.3%
Real estate:
Construction	72,606	20.2%	46,281	17.0%	25,558	13.4%	18,305	10.5%	37,229	14.2%
Residential 1-4 family	27,460	7.6%	25,361	9.4%	18,486	9.7%	29,144	16.9%	89,046	34.4%
Multifamily	16,285	4.5%	11,999	4.4%	8,463	4.5%	4,776	2.8%	3,305	1.3%
Commercial	117,992	32.8%	108,041	39.9%	79,174	41.7%	77,419	44.9%	82,848	32.0%
Installment and other consumer	3,486	1.0%	3,194	1.2%	2,780	1.5%	4,097	2.4%	4,619	1.8%

	359,468	100.0%	270,850	100.0%	189,799	100.0%	172,533	100.0%	259,168	100.0%

Deferred loan fees	(1,078)		(603)		(453)		(683)		(1,018)

Total loans	358,390		270,247		189,346		171,850		258,150
Allowance for loan losses	(4,481)		(4,668)		(3,796)		(3,968)		(6,150)

Total loans net	$353,909		$265,579		$185,550		$167,882		$252,000

Loans totaled $358.4 million at December 31, 2006, a 33% increase over total loans at December 31, 2005. Total loans increased $80.9 million from December 31, 2004 to December 31, 2005, which included the $42.2 million of loans acquired in the acquisition of AEA. The Company’s lending strategy is to build a loan portfolio that services the needs of our customers and communities, maximizes earnings, and mitigates credit risk. During the period 2004 through 2006, the Bank increased the number of commercial loan officers and expanded its commercial lending relationships. The Bank’s resources were shifted from the secondary mortgage market function in place during 2002 and 2003 to commercial banking, and, as a result, total loans have increased. The loan portfolio has increased significantly in commercial and commercial real estate loans. During 2003 and 2002, the Company experienced a substantial reduction of its loan portfolio due to the local, regional and national economic weakness during those years and the Company’s strategy to selectively reduce the volume in the loan portfolio.

At December 31, 2006, the Bank had total commitments to fund loans, including credit available under commercial and home equity lines, letters of credit and credit cards, of $127.3 million compared with $87.6 million at December 31, 2005.

The following table shows the contractual maturities of the Company’s loans, net of deferred fees, at the dates indicated:

	December 31, 2006
(dollars in thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total Loans
Commercial	$74,583	$32,953	$13,834	$121,370
Real estate:
Construction	59,363	8,382	4,389	72,134
Residential 1-4 family	6,830	7,605	12,933	27,368
Multifamily	2,466	9,672	4,098	16,236
Commercial	17,674	58,958	41,165	117,797
Installment and other consumer	556	2,408	521	3,485

Total loans net of deferred fees	$161,472	$119,978	$76,940	$358,390

Loans with fixed interest rates	$16,045	$77,470	$28,980	$122,495
Loans with variable interest rates	145,427	42,508	47,960	235,895

Total loans, net of deferred fees	$161,472	$119,978	$76,940	$358,390

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of potential losses as of the date of the financial statements and includes the allowance for loan losses and the Company’s liability for unfunded credit commitments. During the first quarter of 2006, the portion of the allowance for loan losses related to unfunded credit commitments, such as letters of credit and the available portion of credit lines, was reclassified from the allowance for loan losses to other liabilities on the balance sheet in accordance with generally accepted accounting principles. Prior period amounts were not material.

The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan’s inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from “1” for the strongest credits to “10” for the weakest. A “10” rated loan would normally represent a loss. All loans rated 7-10 are collectively the Company’s “Watch List”. The specific grades from 7-10 are “watch list” (risk-rating 7), “special mention” (risk-rating 7.5), “substandard” (risk-rating 8), “doubtful” (risk-rating 9), and “loss” (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management’s ongoing evaluations and the risk ratings of the portfolio is an allowance with four components- specific reserves, general reserves, special reserves, and an amount available for other factors.

Specific Reserves. Loans on the Company’s Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, specific reserves may be allocated in addition to the general reserve percentage for that particular risk-rating, as outlined in Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.”

General Reserves. All loans are risk-rated 1 to 10. Those that do not require a specific allocation are subject to a general allocation based upon historic loss factors. Management determines these factors by analyzing the volume and mix of the existing loan portfolio, in addition to other factors. Management also analyzes the following:

•	the volume and severity of non-performing loans and adversely classified credits;

•	the level of net charge-offs experienced on previously classified loans;

•	the nature and value of collateral securing the loans; and

•	the relationship and trend over the past several years of recoveries in relation to charge-offs.

Special Reserves. From time to time, special reserves will be established to facilitate a change in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

•	Effectiveness of credit administration;

•	Adequacy of loan review;

•	Loan operations;

•	The trend in loan growth and the percentage of change;

•	Concentrations both geographic and industry;

•	Competitive issues that impacts loan underwriting/structure;

•	Economic conditions; and

•	Introduction of various loan products and/or special marketing.

Amounts Available for Other Factors. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected loan losses. The quarterly analysis of specific, general, and special allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management’s estimation process, as loss experience more remote in time is replaced by more recent experience. In its analysis of the specific, the general, and special allocations of the allowance, management also considers regulatory guidance in addition to the Company’s own experience.

Liability for Unfunded Credit Commitments. Management determines the adequacy of the liability for unfunded credit commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The liability is based on estimates, which are evaluated on a regular basis, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Loans and other extensions of credit deemed uncollectible are charged to the allowance for loan losses. Subsequent recoveries, if any, are credited to the allowance. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan losses. Provisions for unfunded commitment losses are added to the liability for unfunded commitments, which is included in other liabilities in the consolidated balance sheets. Actual losses may vary from current estimates and the amount of the provision for credit losses may be either greater than or less than actual net charge-offs when and if they occur. The related provision for credit losses that is charged to income is the amount necessary to adjust the allowance for credit losses to the level determined through the above process.

The following table shows the components of the allowance for credit losses at the dates indicated:

	December 31, 2006		December 31, 2005
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$3,463	72%	$3,390	73%
Specific	—	—	—	—
Special	1,247	26%	1,187	25%
Available for other factors	115	2%	91	2%

Total allowance for credit losses	$4,825	100%	$4,668	100%

The increase in the general reserve in 2006 primarily related to strong loan growth and changes in the mix of risk rated loans. The change in the special reserve reflected management’s assessment of various factors, which are noted above under “Special Reserves”. The Company believes that the allowance for credit losses at December 31, 2006 is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment, and, therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant it.

The following table shows the Company’s loan loss performance for the periods indicated:

(Balances exclude amounts from discontinued operations)	For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Loans outstanding at end of period, net of deferred fees (1)	$358,390	$270,247	$189,346	$163,490	$194,506
Average loans outstanding during the period (1)	$319,577	$219,882	$177,064	$173,966	$219,231
Allowance for credit losses, beginning of period	$4,668	$3,796	$3,968	$6,150	$5,710
Loans charged off:
Commercial	2,576	627	138	1,409	2,111
Real estate	106	1,089	391	1,671	415
Consumer and other	109	101	146	144	90

Total loans charged off	2,791	1,817	675	3,224	2,616

Recoveries:
Commercial	276	74	212	504	99
Real estate	3	55	44	237	156
Consumer	29	39	37	64	18

Total recoveries	308	168	293	805	273

Net loans charged off during the period	2,483	1,649	382	2,419	2,343
Provision for credit losses	2,640	870	210	237	2,783
Adjustment incident to acquisition	—	1,651	—	—	—

Allowance for credit losses, end of period	$4,825	$4,668	$3,796	$3,968	$6,150

Components:
Allowance for loan losses	$4,481
Liability for unfunded credit commitments	344

Total allowance for credit losses	$4,825

Ratio of net loans charged off to average loans outstanding	0.78%	0.75%	0.22%	1.39%	1.07%
Allowance for loan losses/total loans	1.25%	1.73%	2.00%	2.43%	3.16%
Allowance for credit losses/total loans	1.35%
Allowance for credit losses/non-performing loans	424%	112%	N/M	212%	101%

(1)	Excludes loans held for sale

N/M—Not meaningful

The level of net loan charge-offs to average loans for 2006 was 0.78% compared with 0.75% in 2005 and 0.22% in 2004. The increase in net charge-offs in 2006 was due to revisions to the estimated collectability of loans on non-accrual status, primarily commercial loans, and to a $1.1 million charge-off in the fourth quarter of 2006. This charge-off was due to a loss on a nationally syndicated equipment lease related to an alleged accounting fraud. In 2006, over 90% of the Company’s loan and lease charge-offs were non-real estate related. The Company believes the quality of its assets continues to be strong, and that it has an effective credit review process and appropriate methodology for addressing problem exposures. The higher provision for credit losses in 2006 reflected loan growth and the higher level of charge-offs.

The increase in charge-offs in 2005 compared with 2004 related primarily to one real estate loan. Loans charged to the allowance peaked during 2003 and were attributable to management’s strategy to expedite improvement in the quality of the Bank’s loan portfolio. A part of this strategy included selling, at a discount, certain loans during 2003. These loan sales, which totaled $6.9 million, accounted for approximately $1.5 million of the loan losses charged to the allowance during 2003. The provisions recorded during 2004 and 2003 were much lower than during prior periods, primarily due to declines in loan volumes and the strengthening of overall credit quality. In addition, the holding company received recoveries related to loans previously charged-off at its finance subsidiary, Business Finance Corporation, which was sold during 2002. The recoveries were recognized as an offset against the provision for credit losses. Recoveries through the holding company were $190,000 and $238,000 during 2004 and 2003, respectively.

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on all non-performing assets:

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Loans on non-accrual status	$1,137	$4,156	$84	$1,856	$5,097
Loans past due greater than 90 days but not on non-accrual status	—	—	1	17	982

Total non performing loans	1,137	4,156	85	1,873	6,079
Other real estate owned	—	—	733	1,352	1,304
Other repossessed assets	622	—	—	—	4

Total non-performing assets	$1,759	$4,156	$818	$3,225	$7,387

Total assets	$468,395	$370,095	$273,286	$268,799	$345,164

Percentage of non-performing assets to total assets	0.38%	1.12%	0.30%	1.20%	2.14%

Total non-performing assets decreased to 0.38% of total assets at December 31, 2006 from 1.12% at year-end 2005. Loans on non-accrual at December 31, 2006 consisted of a single loan fully guaranteed by an agency of the U.S. government. The workout period for this loan is expected to continue into 2008. Other repossessed assets at year-end 2006 primarily related to property repossessed in connection with the foreclosed equipment lease previously discussed. The increase in non-performing assets in 2005 was primarily related to loans acquired from AEA. The Company sold the majority of AEA impaired assets shortly after the acquisition and retained certain non-performing loans totaling $3.2 million where minimal loss was expected. Loans considered impaired at acquisition and retained were recorded at their respective fair values. The retained loans were not considered impaired for purposes of applying SOP 03-3 as management considered it probable that they would collect all contractually required payments. Of the total non-performing loans at December 31, 2005, $1.46 million was fully guaranteed by an agency of the U.S. government. Another group of non-performing loans, totaling $1.7 million at December 31, 2005, was fully secured by real property and paid off in 2006. The remainder consisted primarily of one commercial loan, which was charged off in 2006.

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

Impaired Loans

The Company, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes; after considering economic and business conditions, collection efforts, and collateral position; that the borrower’s financial condition is such that collection of principal is not probable.

At December 31, 2006 and 2005, the Company’s recorded investment in certain loans that were considered to be impaired was $1.1 million and $4.2 million, respectively. For these impaired loans, there were no specific reserves at December 31, 2006 and 2005. The average recorded investment in impaired loans for the years ended December 31, 2006, and 2005, was approximately $3.0 million, and $1.6 million, respectively.

Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable. For the years ended December 31, 2006, 2005, and 2004, interest income recognized on impaired loans was $35,000, $42,000, and $183,000, respectively.

Deposits

The following table sets forth the composition of the Company’s deposit liabilities and associated weighted average rates on the dates indicated:

	December 31,
	2006			2005			2004
(dollars in thousands)	Ending Balance	Average Balance	Weighted Average Rate	Ending Balance	Average Balance	Weighted Average Rate	Ending Balance	Average Balance	Weighted Average Rate
Non-interest-bearing demand deposits	$107,943	$102,201	—	$97,327	$64,934	—	$51,982	$55,539	—
Savings	17,773	17,508	0.83%	17,112	16,953	0.75%	15,741	15,793	0.75%
Interest-bearing demand deposits	15,132	16,949	0.32%	19,063	16,626	0.30%	16,162	15,397	0.31%
Money market accounts	62,956	61,644	1.82%	62,185	49,919	1.34%	45,806	54,788	1.10%
Certificates of deposit under $100,000	53,823	42,070	4.09%	36,511	34,994	2.98%	30,269	30,700	2.31%
Certificates of deposit over $100,000	141,823	114,585	4.63%	76,997	75,417	3.30%	74,650	52,685	2.61%

Total	$399,450	$354,957	2.35%	$309,195	$258,843	1.69%	$234,610	$224,902	1.27%

Total deposits at December 31, 2006 increased 29% over total deposits at year-end 2005. Total deposits at year-end 2005 increased 32% over year-end 2004, primarily due to the AEA acquisition in the fourth quarter of 2005. The Company acquired $71.1 million in total deposits on October 31, 2005. Non-interest bearing demand and money market accounts at year-end 2005 were increased significantly as a result of the merger. Average deposits in 2006 increased 37% over average deposits in 2005.

The Company’s loan growth in 2006 exceeded its core deposit generation, and the Company supplemented its core deposits with certificates of deposits, including brokered deposits. At December 31, 2006, brokered certificates of deposit were $79.1 million, or 20% of total deposits, compared with $33.0 million or 11% of total deposits at December 31, 2005. Although a significant amount of these deposits will mature and reprice in the next 12 months, the Company expects to retain the majority of such balances. These deposits can generally be retained and/or expanded with increases in rates paid, which could increase the Company’s cost of funds in the future.

The following table sets forth, by time remaining either to repricing or to maturity, all time certificates of deposit outstanding at December 31, 2006:

	Time deposits of $100,000 or more		All other time deposits
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$32,083	23%	$11,374	21%
After three months through six months	27,004	19%	19,842	37%
After six months through one year	31,032	22%	10,764	20%
After one year through five years	46,976	33%	11,843	22%
After five years	4,728	3%	—	—

Total	$141,823	100%	$53,823	100%

Percentage of total time deposits	72%		28%

Borrowings

Unsecured, overnight federal funds purchased were $500,000, $450,000, and $475,000 at December 31, 2006, 2005, and 2004, respectively. The interest rate on these borrowings was 4.8125% as of December 31, 2006, 3.8125% at December 31, 2005, and 1.8125% at December 31, 2004. The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 20% of the Bank’s assets, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. The Company is currently under a blanket bond collateral agreement allowing it to borrow funds without the FHLB taking possession of the specific collateral. In addition, the holding company has a $2 million line of credit with a correspondent bank, with the interest rate set at prime. There was no balance outstanding as of December 31, 2006, and the line matures on June 29, 2007.

Borrowings (excluding the junior subordinated debentures), for the following periods, consisted of:

	December 31,
(dollars in thousands)	2006	2005	2004
Notes payable to FHLB; interest from 6.11% to 8.62% at December 31, 2006, 2005 and 2004; payable in monthly installments plus interest; due 2007 to 2009; secured by certain investment securities	$211	$334	$473
Contract payable; interest at 9.0%; payable in monthly installments including interest through October 2010	27	33	38

Total FHLB and other borrowings	$238	$367	$511

In April 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities offerings and certain other preferred capital elements to 25% of Tier 1 capital. As of December 31, 2006, these debentures accounted for 20% of the Company’s Tier 1 capital. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part after five years. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for each borrowing category.

	December 31,
(dollars in thousands)	2006	2005	2004
Federal funds purchased
Balance at end of period	$500	$450	$475
Average balance of borrowing during period	1,467	1,889	2,871
Maximum amount of borrowing outstanding at any month end during period	15,830	14,310	15,200
Weighted average interest rate for period	5.66%	3.28%	1.43%
Notes payable to Federal Home Loan Bank
Balance at end of period	$211	$334	$473
Average balance of borrowing during period	267	395	1,198
Maximum amount of borrowing outstanding at any month end during period	324	454	5,638
Weighted average interest rate for period	7.49%	7.34%	4.09%
Notes payable to correspondent bank
Balance at end of period	$—	$—	$—
Average balance of borrowing during period	—	—	1,233
Maximum amount of borrowing outstanding at any month end during period	—	—	2,685
Weighted average interest rate for period	—	—	7.79%
Contract payable
Balance at end of period	$27	$33	$38
Average balance of borrowing during period	30	35	40
Maximum amount of borrowing outstanding at any month end during period	32	38	47
Weighted average interest rate for period	9.00%	9.00%	9.00%
Junior subordinated debentures
Balance at end of period	$12,372	$12,372	$—
Average balance of borrowing during period	12,372	8,372	—
Maximum amount of borrowing outstanding at any month end during period	12,372	12,372	—
Weighted average interest rate for period	6.59%	5.43%	—

The scheduled repayment of borrowings subsequent to December 31, 2006, is as follows:

(dollars in thousands)	Due in three months or less	Due after three months through one year	Due after one year through five years	Due after 5 years	Total
Federal funds purchased	$500	$—	$—	$—	$500
FHLB and other borrowings	32	77	129	—	238
Junior subordinated debentures	—	—	—	12,372	12,372

Total other borrowings	$532	$77	$129	$12,372	$13,110

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations include notes due to the FHLB, notes due to correspondent banks and other parties, operating lease obligations, and a supplemental retirement plan obligation. The estimated maturity and payments due under contractual obligations at December 31, 2006 is outlined in the following table.

(dollars in thousands)	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after 5 years	Unspecified maturity	Total
Federal Home Loan Bank borrowings	$102	$109	$—	$—	$—	$211
Other borrowings	7	14	6	—	—	27
Junior subordinated debentures	—	—	—	12,372	—	12,372
Operating lease and other obligations	1,304	1,477	1,016	1,365	—	5,162
Supplemental retirement plan	—	—	—	—	202	202

Total contractual obligations	$1,413	$1,600	$1,022	$13,737	$202	$17,974

The table above does not include deposit liabilities or interest payments. The Company does not engage in any off-balance sheet financing activity and there were no off-balance sheet arrangements outstanding at December 31, 2006 and 2005. In the normal course of business, the Company enters into various commitments to extend credit and letters of credit that may be considered off-balance sheet arrangements. The nature and extent of these arrangements are provided in Note 17 of the Notes to Consolidated Financial Statements.

Capital

The Company and the Bank are required to maintain minimum amounts of capital to “risk-weighted” assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. To be considered “well-capitalized” as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At December 31, 2006 and 2005, both the Company and the Bank exceeded the minimum requirements to be considered “well-capitalized” under banking regulations. The following table summarizes selected capital ratios for the Bank and the Company for the periods indicated.

	December 31, 2006		December 31, 2005
	Company	Bank	Company	Bank
Total risk-based capital to risk-weighted assets	15.79%	15.17%	18.89%	18.28%
Tier 1 Capital to risk-weighted assets	14.63%	14.01%	17.63%	17.02%
Tier 1 leverage ratio	13.14%	12.66%	15.92%	15.38%
Shareholders’ equity to average assets	12.02%	N/A	14.57%	N/A

Return on Equity and Assets

Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

	December 31,
(dollars in thousands, except per share amounts)	2006	2005	2004
Net income	$4,759	$2,957	$1,940
Total average assets	$422,133	$308,542	$265,411
Return on average assets	1.13%	0.96%	0.73%
Average equity	$47,642	$36,483	$33,477
Return on average equity	9.99%	8.11%	5.80%
Average equity to average assets ratio	11.29%	11.82%	12.61%
Diluted earnings per share	$0.93	$0.66	$0.47
Cash dividends paid per share	$—	$—	$—

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company plans to apply the disclosure provisions of SFAS No. 157 to all fair value measurements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. For the Company, this standard became effective on January 1, 2007. The Company has evaluated the impact of adoption of FIN 48 and at this point does not believe that it will have a material impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Asset-Liability Management/Interest Rate Sensitivity

The principal purpose of asset-liability management is to manage the Company’s sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of re-pricing intervals between assets and liabilities. Interest-rate sensitivity management attempts to maximize earnings growth by minimizing the effects of changing rates, asset and liability mix, and prepayment trends. The policy of the Company is to control the exposure of the Company’s earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral” or “balanced” position. The Board of Directors has established guidelines for maintaining the Company’s earnings risk due to future interest rate changes. This analysis provides an indication of the Company’s earnings risk due to future interest rate changes. At December 31, 2006, the analysis indicated that the earnings risk was within the Company’s policy guidelines.

The following table presents interest-rate sensitivity and maturity data at December 31, 2006. The interest rate gaps reported in the table arise when assets are funded with liabilities having different re-pricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company’s interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

	Estimated Maturity or Repricing at December 31, 2006
(dollars in thousands)	Due in three months or less	Due after three months through six months	Due after six months through one year	Due after one year through five years	Due after 5 years	Total
Interest-earning assets:
Temporary investments	$2,308	—	—	—	—	$2,308
Investments available-for-sale (1) (2)	302	148	297	19,920	37,021	57,688
Federal Home Loan Bank Stock	1,247	—	—	—	—	1,247
Loans, including fees	238,570	4,282	7,952	78,607	28,979	358,390

Total interest-earning assets	242,427	4,430	8,249	98,527	66,000	419,633

Allowance for loan losses						(4,481)
Non-interest-bearing cash and due from banks						24,273
Bank-owned life insurance						13,491
Other assets						15,479

Total assets						$468,395

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	95,861	—	—	—	—	95,861
Certificates of deposit	42,854	61,733	26,911	64,148	—	195,646
Junior subordinated debentures	12,372	—	—	—	—	12,372
Other borrowings	532	30	47	129	—	738

Total interest-bearing liabilities	151,619	61,763	26,958	64,277	—	304,617

Demand deposits						107,943
Other liabilities						5,110
Shareholders’ equity						50,725

Total liabilities and shareholders’ equity						$468,395

Interest sensitivity gap	$90,808	$(57,333)	$(18,709)	$34,250	$66,000

Cumulative interest sensitivity gap	$90,808	$33,475	$14,766	$49,016	$115,016

Cumulative gap as a percent of earning assets	21.6%	8.0%	3.5%	11.7%	27.4%

(1)	Mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying loan collateral
(2)	Certain investment securities have call options which, if exercised, may cause the actual maturities to differ from the stated contractual maturities

Market Risk

Interest rate and credit risks are the most significant market risks impacting the Company’s performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk.

Interest rate risk is managed through the monitoring of the Company’s gap position (see Asset-Liability Management/Interest Rate Sensitivity) and sensitivity to interest rate risk by subjecting the Company’s balance sheet to hypothetical interest rate shocks. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset/liability position to obtain the maximum yield-cost spread on that structure. Rate shock is an instantaneous and complete adjustment in market rates of various magnitudes on a static or level balance sheet to determine the effect such a change in rates would have on the Company’s net interest income for the succeeding 12 months, and the fair values of financial instruments.

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

The model attempts to account for such limitations by imposing weights on the gaps between assets and liabilities. These weights are based on the ratio between the amount of rate change and each category of asset/liability, and the amount of any change in the federal funds rate. Local market conditions and the strategy of the Company determine the weights for loan and core deposits, while national markets set the other weights. In addition, a timing factor has been used as fixed rate instruments do not re-price immediately; renewals may have different terms than original maturities; and the timing of changes for each type of instrument varies (for example, core deposit re-pricing usually occurs sometime after a change in the federal funds rate, but variable rate loans re-price immediately with changes to the Company’s prime interest rate). Due to the various assumptions used for this simulation analysis, no assurance can be given that actual results will correspond with projected results.

The following table shows the estimated impact on the Bank’s net interest income over a time horizon of one year from the base case and the quantification of market value changes for all financial assets and liabilities, given an increase or decrease in market interest rates as of December 31, 2006:

(dollars in thousands)	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change in Net Interest Income	Increase (Decrease) in Present Value of Equity	Percentage Change in Present Value of Equity
Up 200 basis points	$1,375	5.3%	$(3,022)	-5.0%
Up 100 basis points	688	2.6%	(1,511)	-2.5%
Down 100 basis points	(640)	-2.4%	1,315	2.2%
Down 200 basis points	(972)	-3.7%	2,630	4.4%

Loans and certificates of deposit represent the majority of interest rate exposure. Historically, savings and interest-bearing checking accounts have not re-priced in proportion to changes in overall market interest rates. Changes in net interest income can generally be attributed to the balance of loans and certificates of deposit maturing or re-pricing.

The change in fair values of financial assets is mainly a result of loans representing 85% of total interest-earning assets at December 31, 2006. As a percentage of total loans, $122.5 million, or approximately 34%, have fixed interest rates, which decline in value during a period of rising interest rates.

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

Liquidity and Cash Flows

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company’s primary sources of funds are: customer deposits; loan payments; sales of investments, loans or other assets; borrowings and the use of the federal funds market. As of December 31, 2006, approximately $71,000 of the securities portfolio matures within one year, but all securities are classified as available for sale.

The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 20% of the Bank’s assets, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. As discussed in “Borrowings,” the Company is under a blanket bond collateral agreement. The Company’s practice is to pledge certain securities with the FHLB against its borrowing line. At December 31, 2006, the Company had a total FHLB borrowing capacity of $56.1 million, outstanding advances of $211,000 and a $4.5 million letter of credit requiring collateralization.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the parent company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $12.4 million of outstanding junior subordinated debentures. As of December 31, 2006, the parent company had a $2.0 million line of credit with a correspondent bank, with no borrowings outstanding at year-end.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows from operations was $11.9 million, principally from earnings. The total also included net tax refunds of $1.7 million. Net cash used by investing activities was primarily due to the $91.3 million increase in loans in 2006. Net cash from financing activities in 2006 was primarily from net deposit growth. Net cash from operations for 2005 was $4.5 million, principally from earnings. In 2004, cash flows from operations were substantially higher, but were due primarily from mortgage operations discontinued in the first quarter of 2004. Net cash of $1.6 million used by investing activities in 2005 consisted primarily of $40.4 million of loan growth, largely offset by proceeds of $12.6 million from maturities and sales of investment securities, net of investment securities purchased, and $28.5 million of net cash and cash equivalents acquired in the merger with AEA. Cash from financing activities in 2005 related primarily to the issuance of $12.4 million of junior subordinated debentures. In 2005, net deposit growth provided $3.4 million of cash, which was offset by the repayment of $3.7 million of debt assumed in the acquisition of AEA.

Impact of Inflation and Changing Prices

A financial Institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain appropriate capital ratios. Management believes that the impact of inflation on financial results depends on the ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Management has an asset/liability program which attempts to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

The financial statements included in Item 8 below have been prepared in accordance with accounting principles generally accepted in the United States, which requires the Company to measure financial position and operating results principally in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the Company’s results of operations is through increased operating costs, such as compensation, occupancy and business development expenses. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including U.S. fiscal and monetary policy and general national and global economic conditions.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cowlitz Bancorporation and Subsidiary

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of Cowlitz Bancorporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon

March 28, 2007

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$26,581	$23,457
Investment securities	57,688	52,462
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	358,390	270,247
Allowance for loan losses	(4,481)	(4,668)

Total loans, net	353,909	265,579
Cash surrender value of bank-owned life insurance	13,491	11,475
Premises and equipment	5,891	4,269
Goodwill and other intangibles	1,938	2,135
Accrued interest receivable and other assets	7,650	9,471

Total assets	$468,395	$370,095

Liabilities
Deposits:
Non-interest-bearing demand	$107,943	$97,327
Savings and interest-bearing demand	95,861	98,360
Certificates of deposit	195,646	113,508

Total deposits	399,450	309,195
Federal funds purchased	500	450
Federal Home Loan Bank and other borrowings	238	367
Junior subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	5,110	2,770

Total liabilities	417,670	325,154
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, no par value; 25,000,000 shares authorized with 4,889,323 and 4,772,251 shares issued and outstanding at December 31, 2006 and 2005, respectively	27,279	26,266
Additional paid-in capital	2,366	2,043
Retained earnings	21,667	16,908
Accumulated other comprehensive income, net of taxes	(587)	(276)

Total shareholders’ equity	50,725	44,941

Total liabilities and shareholders’ equity	$468,395	$370,095

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Interest income
Interest and fees on loans	$28,487	$16,967	$12,819
Interest on taxable investment securities	1,925	1,884	1,919
Interest on non-taxable investment securities	818	604	380
Other interest and dividend income	408	243	125

Total interest income	31,638	19,698	15,243

Interest expense
Savings and interest-bearing demand deposits	1,321	846	772
Certificates of deposit	7,022	3,506	2,086
Federal funds purchased	83	62	41
Federal Home Loan Bank and other borrowings	22	33	4
Junior subordinated debentures	815	455	145

Total interest expense	9,263	4,902	3,048

Net interest income before provision for credit losses	22,375	14,796	12,195
Provision for credit losses	2,640	870	210

Net interest income after provision for credit losses	19,735	13,926	11,985

Non-interest income
Service charges on deposit accounts	695	553	693
Mortgage brokerage fees	228	291	446
Card services income	355	369	593
Fiduciary income	602	598	439
Increase in cash surrender value of bank-owned life insurance	516	390	416
Wire fees	464	96	12
International trade fees	127	—	—
Gains on mortgage loans sold	—	—	130
Net gains (losses) on sale of investment securities	(348)	(232)	8
Net gains (losses) on sale of repossessed assets	41	257	(51)
Other income	186	129	101

Total non-interest income	2,866	2,451	2,787

Non-interest expense
Salaries and employee benefits	8,567	6,845	6,393
Net occupancy and equipment	2,110	1,498	1,602
Professional services	1,131	717	601
Equity in limited partnership losses	195	328	—
Business taxes	386	235	226
FDIC assessment	40	49	223
Advertising	365	308	174
Card services expense	211	315	589
Data processing and communications	877	444	334
Postage and freight	324	275	248
Travel and education	429	299	189
Stationery and supplies	199	182	136
Amortization of intangible assets	104	17	236
Insurance premiums	148	173	205
Employee hiring	138	74	186
Other miscellaneous expenses	916	802	900

Total non-interest expense	16,140	12,561	12,242

Income before income tax provision	6,461	3,816	2,530
Income tax provision	1,702	859	590

Net income	$4,759	$2,957	$1,940

Earnings per common share
Basic	$0.98	$0.69	$0.49

Diluted	$0.93	$0.66	$0.47

Weighted average shares outstanding
Basic	4,845,892	4,266,783	3,999,216

Diluted	5,098,334	4,451,466	4,094,109

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	3,898,652	$17,957	$1,609	$12,011	$225	$31,802
Comprehensive income:
Net income	—	—	—	1,940	—	1,940
Net unrealized gain on investments reclassified from held-to-maturity to available-for-sale, net of deferred taxes of $134	—	—	—	—	261	261
Net change in unrealized gain on investments available-for-sale, net of taxes of $140	—	—	—	—	(272)	(272)

Comprehensive income						1,929
Proceeds from the exercise of stock options and employee stock purchases	274,900	1,554	—	—	—	1,554
Tax benefit from the exercise of stock options	—	—	413	—	—	413

Balance, December 31, 2004	4,173,552	19,511	2,022	13,951	214	35,698
Comprehensive income:
Net income	—	—	—	2,957	—	2,957
Net change in unrealized gain on investments available-for-sale, net of taxes of $252	—	—	—	—	(490)	(490)

Comprehensive income						2,467
Issuance of common stock in connection with acquisition	569,970	6,463	—	—	—	6,463
Proceeds from the exercise of stock options and employee stock purchases	28,729	292	—	—	—	292
Tax benefit from the exercise of stock options	—	—	21	—	—	21

Balance, December 31, 2005	4,772,251	26,266	2,043	16,908	(276)	44,941
Comprehensive income:
Net income	—	—	—	4,759	—	4,759
Net change in unrealized gain on investments available-for-sale, net of taxes of $132	—	—	—	—	257	257
Unrealized loss on cash flow hedges, net of tax of $298	—	—	—	—	(568)	(568)

Comprehensive income						4,448
Proceeds from the exercise of stock options and employee stock purchases	117,072	1,013	—	—	—	1,013
Stock-based compensation	—	—	114	—	—	114
Tax benefit from the exercise of stock options	—	—	209	—	—	209

Balance, December 31, 2006	4,889,323	$27,279	$2,366	$21,667	$(587)	$50,725

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$4,759	$2,957	$1,940
Adjustments to reconcile net income to net cash from operating activities Stock-based compensation	114	—	—
Deferred tax expense	1,443	737	460
Tax benefit of stock options exercised	—	21	413
Excess tax benefit on stock options exercised	(144)	—	—
Depreciation and amortization	606	353	618
Provision for credit losses	2,640	870	210
Increase in cash surrender value of bank-owned life insurance	(516)	(390)	(416)
Federal Home Loan Bank stock dividends	—	(3)	(40)
Net (gain) loss on sales of investment securities available-for-sale	348	232	(8)
Net amortization of investment security premiums and accretion of discounts	30	272	262
Net (gain) loss on sales of foreclosed assets	(41)	(257)	51
Net (gain) loss on the sale of premises and equipment	—	—	(4)
Net gain on loans sold	—	—	(130)
Origination of loans held-for-sale	—	—	(3,019)
Proceeds from loan sales	—	—	10,663
(Increase) decrease in accrued interest receivable and other assets	596	(328)	287
Increase (decrease) in accrued interest payable and other liabilities	2,089	40	(321)

Net cash from operations	11,924	4,504	10,966

Cash flows from investing activities
Proceeds from maturities and sales of investment securities available-for-sale	16,694	23,702	24,132
Purchases of available-for-sale investment securities	(21,904)	(11,123)	(29,365)
Proceeds from redemption of Federal Home Loan Bank stock	—	—	977
Purchases of Federal Home Loan Bank stock	—	—	(10)
Cash and cash equivalents acquired, net of acquisition costs	—	28,475	—
Net increase in loans	(91,342)	(40,385)	(25,928)
Proceeds from sale of foreclosed assets	41	991	1,104
Purchases of premises and equipment	(2,122)	(425)	(228)
Proceeds from the sale of premise and equipment	—	—	4
Investment in statutory trust subsidiary	—	(372)	—
Purchases of bank-owned life insurance	(1,500)	(2,500)	—

Net cash used by investment activities	(100,133)	(1,637)	(29,314)

Cash flows from financing activities
Net (decrease) increase in savings, noninterest-bearing and interest-bearing demand deposits	8,117	7,091	(17,256)
Net increase (decrease) in certificates of deposit	82,138	(3,644)	25,386
Net increase (decrease) in federal funds purchased	50	(25)	250
Proceeds from Federal Home Loan Bank borrowings	—	—	10,000
Repayment of Federal Home Loan Bank borrowings	(123)	(139)	(15,180)
Proceeds from other borrowings	—	—	1,360
Repayment of other borrowings	(6)	(3,689)	(4,061)
Proceeds from issuance of junior subordinated debentures	—	12,372	—
Proceeds from the exercise of stock options	1,013	292	1,554
Excess tax benefit on stock options exercised	144	—	—

Net cash from financing activities	91,333	12,258	2,053

Net increase (decrease) in cash and cash equivalents	3,124	15,125	(16,295)
Cash and cash equivalents, beginning of year	23,457	8,332	24,627

Cash and cash equivalents, end of year	$26,581	$23,457	$8,332

Supplemental disclosure of cash flow information
Cash paid for interest	$8,100	$4,372	$2,929

Cash (refunded) paid for income taxes	$(1,701)	$(2,380)	$165

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$623	$—	$537

Change in unrealized (losses) gains on available-for-sale investment securities, net of tax	$257	$(490)	$(11)

Issuance of common stock in connection with business acquisition	$—	$6,463	$—

Transfer of held-to-maturity securities to available-for-sale	$—	$—	$8,044

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the “Bank”), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Seattle, and Vancouver, Washington, and Portland, Oregon, and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington.

The Company offers or makes available a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank’s commercial and personal banking services include commercial and real estate lending, consumer lending, international banking services, internet banking, mortgage banking and trust services.

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. In April 2005, the Company formed Cowlitz Statutory Trust I (the Trust), a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). During April 2005, the Trust issued $12 million in Trust Preferred Securities. In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust.

Segments of a business and related information—The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance was evaluated on a company-wide basis in 2006, 2005 and 2004. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements—Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimations made by management primarily include the calculation of the allowance for credit losses and carrying values of goodwill and other intangibles.

Cash and cash equivalents—For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, including certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase. The Bank maintains balances in correspondent bank accounts that, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of its correspondent banks. The Bank has not experienced any losses in such accounts.

Investment securities—The Company is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Accordingly, management has determined that all investment securities held at December 31, 2006 and 2005 are “available for sale” and conform to the following accounting policies:

Securities available for sale—Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available for sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Securities held to maturity—Bonds, notes and debentures for which the Company has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.

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

Investment in limited partnerships—The Company has ownership interests in two limited partnerships that own and operate affordable housing projects. Investment in these projects serve as an element of compliance with the Community Reinvestment Act, and the Company receives tax benefits in the form of deductions for operating losses and tax credits. The Company uses the equity method in accounting for its interest in the partnership’s operating results; tax credits are recorded in the years they become available to reduce income taxes. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes.

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

Federal Home Loan Bank stock—The Company’s investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at cost ($100 per share) which approximates fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on its outstanding FHLB advances. The Company may request redemption of any stock in excess of the amount required. Stock redemptions are made at the discretion of the FHLB.

Loans—Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unrealized loan fees. Interest income on simple interest loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate that collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest is anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent that payments are subsequently received and collection of the remaining recorded investment is probable. Non-accrual loans are returned to accrual status when the borrower brings current all past due principal and interest amounts and when future payments are expected in accordance with the contractual terms of the loan. Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are generally amortized into interest income over the loan term using the effective yield method. Other credit-related fees, such as standby letter of credit fees, loan placement fees, and annual credit card fees are recognized as non-interest income during the period the related service is performed.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s policy is to include in impaired loans all loans that are past due 90 days or more as to either principal or interest and any loans that the Company believes collection of principal or interest is doubtful, except for loans that are currently measured at fair value or at the lower of cost or fair value, and credit card receivables, which is considered a large group of smaller balance homogeneous loans that is collectively evaluated for impairment. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, impairment is measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable.

Allowance for credit losses—The allowance for credit losses is based on management’s estimates and maintained at a level that is adequate to absorb probable incurred losses inherent in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, delinquencies, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and are adjusted as deemed necessary. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses.

The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit and determines the appropriate amount of credit loss liability that should be recorded. The liability for off-balance sheet credit exposure related to loan commitments is included in other liabilities, and together with the allowance for loan losses, is the allowance for credit losses.

Prior to March 31, 2006, the liability for unfunded credit commitments was recognized in the allowance for loan losses. During the first quarter of 2006, approximately $0.2 million of the allowance was reclassified to establish the liability for unfunded credit commitments. Prior period amounts were not material.

Premises and equipment—Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is computed by the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to 39.5 years.

Goodwill and other intangibles—Goodwill is recognized from the excess of cost over the fair value of net assets acquired in the course of business acquisitions. Core deposit intangibles (CDI) are also recognized as a result of business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives, and also reviewed for impairment.

Amortization of core deposit intangibles is included in other non-interest expense in the consolidated statements of income. Goodwill is tested for impairment on a quarterly basis and more frequently if events and circumstances indicate that the asset might be impaired. Impairment is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Foreclosed assets—Other real estate owned and other foreclosed assets, acquired through or in lieu of foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is adjusted to equal the estimated fair value of the assets to be acquired, less estimated costs to sell, by a charge to the allowance for loan losses. Any subsequent adjustments are recorded as a valuation allowance with a charge to gain or loss on sale of foreclosed assets. Foreclosed assets are included in other assets on the consolidated statements of condition.

Income taxes—Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on enacted tax rates, which are expected to be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

Earnings per share of common stock—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. Included in the denominator is the dilutive effect of stock options computed by the treasury stock method.

Stock-based compensation—The Company has one active stock-based compensation plan that provides for the granting of stock options and restricted stock awards to eligible employees and directors. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, the Company accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Option No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The Company adopted SFAS No. 123R under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There were no stock options granted in 2006. The compensation cost related to stock options and the Company’s Employee Stock Purchase Plan that has been charged against income (included in salaries and employee benefits) was $114,000 for the year ended December 31, 2006. The total income tax benefit recognized in the income statement related to stock options was $39,000 and the impact on basic and diluted earnings per share for 2006 was $0.02 and $0.01, respectively.

Under APB No. 25, for all options granted by the Company, no compensation cost is recognized related to stock options in the years ended December 31, 2005 and 2004. The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123 had been applied to all outstanding and unvested awards in the years ended December 31, 2005 and 2004:

	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(dollars in thousands, except for share amounts)
Net income	$2,957	$2,356	$1,940	$1,727

Basic earnings per share:	$0.69	$0.55	$0.49	$0.43

Diluted earnings per share:	$0.66	$0.53	$0.47	$0.42

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model based on the following assumptions. Expected volatility was based on the historical volatility of the price of the Company’s stock for a period consistent with the expected life of the options. The Company used historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options represents the period of time that stock options are expected to be outstanding and is estimated based on historical exercise and forfeiture activity. Expected dividends are estimated to be zero due to the Company’s recent historical practice of not paying dividends. The risk-free rate of return for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31:

	2005	2004
Dividend yield	0.00%	0.00%
Expected life (years)	4.26	4.26
Expected volatility	35.12%	35.81% – 38.40%
Risk-free rate	4.00%	2.78% – 2.98%
Weighted average grant date fair value of options granted	$4.51	$3.61

Derivative Financial Instruments—In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate risk. All derivative instruments are recorded as either other assets or other liabilities at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings and included in non-interest expense unless specific hedge accounting criteria are met.

All derivative instruments that qualify for hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income from the cash flows of the hedged item is recognized. The Company performs an assessment, both at the inception of the hedge and on quarterly basis thereafter, when required, to determine whether these derivatives are expected or continue to be highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in non-interest expense.

If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss is amortized to earnings over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, the derivative is recorded at fair value with any resulting gain or loss included in the gain or loss from the disposition of the hedged item or, in the case of a forecasted transaction that is no longer probable, included in earnings immediately.

Recently issued accounting standards—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company plans to apply the disclosure provisions of SFAS No. 157 to all fair value measurements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. For the Company, this standard became effective on January 1, 2007. The Company has evaluated the impact of adoption of FIN 48 and at this point does not believe that it will have a material impact on the Company’s financial statements.

Comprehensive income—Comprehensive income includes net income reported on the statements of operations and changes in the fair value of available-for-sale investment securities and cash flow hedges reported as a component of shareholders’ equity.

The components of other comprehensive income related to investment securities and derivative instruments for the years ended December 31 were as follows:

(dollars in thousands)	2006	2005	2004
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	$29	$(627)	$(6)
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income during the year, net of tax	228	137	(5)

Net unrealized gain (loss) on securities available for sale	257	(490)	(11)
Unrealized loss on cash flow hedges arising during the period, net of tax	(568)	—	—

Net unrealized gain (loss) included in other comprehensive income	$(311)	$(490)	$(11)

NOTE 2—ACQUISITION

On October 31, 2005, the Company acquired all of the outstanding common shares of AEA Bancshares, Inc. (AEA), the parent company of Asia-Europe-Americas Bank, in an acquisition accounted for as a purchase. The results of AEA’s operations have been included in the consolidated financial statements since that date. The acquisition is consistent with the Company’s business banking expansion strategy in King County Washington. The former Asia-Europe-Americas Bank office in Seattle operates as a Bay Bank branch in Seattle.

The aggregate purchase price was $7.1 million and included common stock valued at $6.5 million and direct acquisition costs of $0.6 million. Each share of AEA common stock converted into 1.9242 shares of the

Company’s common stock, for a total of 569,970 shares issued, with fractional shares paid in cash. The value of the Company’s common stock of $11.34 per share was determined based on the average closing market price of the Company’s common stock for the twenty trading day period ended April 28, 2005. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, excluding loans sold shortly after acquisition. The Company received $9.2 million on sale of loans with a carrying value of $15.2 million. Of the difference, $5.7 million was charged to the allowance for credit losses as AEA had an allocated loan loss reserve of this amount for these loans prior to acquisition, and $0.3 million was allocated to goodwill.

(dollars in thousands)
Cash and cash equivalents	$29,080
Investment securities	6,282
FHLB stock	197
Loans, net of allowance for loan losses	40,582
Goodwill	947
Core deposit intangible asset	261
Other assets	5,062
Deposits	(71,138)
Note payable	(3,684)
Other liabilities	(492)

Total purchase price	$7,097

The following unaudited pro forma financial information for the Company gives effect to the acquisition of AEA as if it had occurred on January 1st of each year presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future of the combined companies under the ownership and management of the Company.

	Years ended December 31,
	2005	2004
	(Pro forma, unaudited)
(dollars in thousands, except per share amounts)
Net interest income	$17,887	$17,978
Net income (loss)	1,422	(1,196)

Net income (loss) per share:
Basic	$0.30	$(0.26)
Diluted	0.29	(0.26)

NOTE 3—RESERVE REQUIREMENTS

The Bank is required to maintain reserves in cash or with the Federal Reserve Bank or an acceptable correspondent bank equal to a percentage of its reservable deposits. No reserves were required at December 31, 2006 or 2005.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31 are shown below:

(dollars in thousands) December 31, 2006:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities	$36,518	$25	$(320)	$36,223
Municipal bonds	21,199	296	(30)	21,465

	$57,717	$321	$(350)	$57,688

December 31, 2005:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mortgage-backed securities	$34,791	$8	$(483)	$34,316
Municipal bonds	18,089	147	(90)	18,146

	$52,880	$155	$(573)	$52,462

The following table presents the gross unrealized losses and fair value of the Bank’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$11,985	$(33)	$15,234	$(287)	$27,219	$(320)
Municipal bonds	3,014	(8)	1,695	(22)	4,709	(30)

	$14,999	$(41)	$16,929	$(309)	$31,928	$(350)

The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. The Company believes that the unrealized losses on securities that were in a loss position as of December 31, 2006, were due to changes in market rates and not credit quality. The Company has the ability and intent to hold these investments until a market price recovery or to maturity, therefore, the unrealized loss on these investments are not considered other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2006, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$71	$71
Due after one year through five years	28,905	28,762
Due after five years through ten years	13,466	13,366
Due after ten years	15,275	15,489

	$57,717	$57,688

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities often mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans. As of December 31, 2006 and 2005, investment securities in the amounts of $1.1 million and $3.9 million, respectively, were pledged as collateral to secure long-term FHLB borrowings and public deposits.

The following table presents the gross realized gains and losses on the sale of securities available for sale for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
(dollars in thousands)	Gains	Losses	Gains	Losses	Gains	Losses
Mortgage-backed securities	$—	$(348)	$—	$(232)	$5	$—
Municipal bonds	—	—	—	—	—	—
US Government and agency securities	—	—	—	—	3	—

	$—	$(348)	$—	$(232)	$8	$—

NOTE 5—LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio as of December 31 consists of the following:

	December 31,
(dollars in thousands)	2006	2005
Commercial loans	$121,639	$75,974
Real estate:
Construction	72,606	46,281
Residential 1 – 4 family	27,460	25,361
Multifamily	16,285	11,999
Commercial	117,992	108,041
Installment and other consumer	3,486	3,194

Total loans, gross	359,468	270,850
Deferred loan fees	(1,078)	(603)

Loans, net of deferred loan fees	$358,390	$270,247

An analysis of the change in the allowance for credit losses for the years ended December 31 is as follows:

(dollars in thousands)	2006	2005	2004
Balance, beginning of year	$4,668	$3,796	$3,968
Provision for credit losses	2,640	870	210
Loans charged off	(2,791)	(1,817)	(675)
Recoveries credited to the allowance	308	168	293
Adjustment incident to acquisition	—	1,651	—

Balance, end of year	$4,825	$4,668	$3,796

Components:
Allowance for loan losses	$4,481
Liability for unfunded loan commitments	344

Total allowance for credit losses	$4,825

Loans on which the accrual of interest has been discontinued amounted to approximately $1.1 million, $4.2 million and $84,000 at December 31, 2006, 2005, and 2004, respectively. Interest forgone on non-accrual loans was approximately $353,000, $86,000, and $78,000 in 2006, 2005, and 2004, respectively.

At December 31, 2006 and 2005, the Company’s recorded investment in certain loans that were considered to be impaired was $1.1 million and $4.2 million, respectively. These loans were evaluated for impairment and it was determined that the general reserve was adequate and that specific reserves on these impaired loans were not required at December 31, 2006 or year-end 2005. The balance of the allowance for credit losses in excess of specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was approximately $3 million, and $1.6 million, respectively.

Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. For the years ended December 31, 2006, 2005, and 2004, interest income recognized on impaired loans totaled $35,000, $42,000, and $183,000, respectively.

At December 31, 2006, there were no loans pledged as collateral to secure long-term FHLB borrowings. At December 31, 2005, there were $1.0 million of loans pledged.

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(dollars in thousands)	2006	2005
Land	$614	$614
Buildings and improvements	5,200	4,554
Furniture and equipment	5,580	4,140

Total premises and equipment	11,394	9,308
Accumulated depreciation	(5,503)	(5,039)

Premises and equipment, net	$5,891	$4,269

Depreciation expense was $502,000, $336,000, and $382,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 7—GOODWILL AND CORE DEPOSIT INTANGIBLES

The following table summarizes changes in the Company’s goodwill and core deposit intangibles for the years ended December 31, 2006 and 2005. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not recognized any amortization expense for goodwill for the periods presented in the accompanying consolidated statements of income. The core deposit intangible related to AEA is being amortized on a straight-line basis over 30 months from the date of acquisition.

(dollars in thousands)	Goodwill	Core Deposit Intangibles
Balance, December 31, 2004	$852	$—
Additions related to AEA	1,040	260
Amortization	—	(17)

Balance, December 31, 2005	1,892	243
Adjustments related to AEA	(93)	—
Amortization	—	(104)

Balance, December 31, 2006	$1,799	$139

NOTE 8—CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $141.8 million and $77.0 million at December 31, 2006 and 2005, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $5.3 million, $2.5 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, the scheduled maturities for all time deposits are as follows:

(dollars in thousands)
Years ending December 31, 2007	$132,099
2008	31,515
2009	23,349
2010	2,585
2011	1,370
2012	4,728

$195,646

NOTE 9—FEDERAL FUNDS PURCHASED

Unsecured overnight federal funds purchased were $500,000 and $450,000 at December 31, 2006 and 2005, respectively. The interest rate on these borrowings was 4.8125% as of December 31, 2006, and was 3.8125% at December 31, 2005.

NOTE 10—FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) and other borrowings consist of the following at December 31:

(dollars in thousands)	2006	2005
Notes payable to FHLB; interest from 6.11% to 8.62% at December 31, 2006 and 2005; payable in monthly installments including interest; due 2007 to 2009; secured by certain investment securities	$211	$334
Contract payable; interest at 9.0%; payable in monthly installments including interest through October 2010	27	33

Total FHLB and other borrowings	$238	$367

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and limit outstanding borrowings to 20% of total assets. The FHLB has also issued standby letters of credit totaling $4.5 million and $3.5 million at December 31, 2006 and 2005, respectively, to support the Bank’s public deposits and certain standby letters of credit issued by the Bank. In addition, the Company has a $2 million line of credit with a correspondent bank with the interest rate set at prime less 75 basis points. There was no balance outstanding as of December 31, 2006, and the line matures in June 2007.

The scheduled repayment of FHLB and other borrowings subsequent to December 31, 2006, is as follows:

(dollars in thousands)
Years ending December 31, 2007	$109
2008	78
2009	45
2010	6

$238

NOTE 11—JUNIOR SUBORDINATED DEBENTURES

In April 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the

Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of December 31, 2006, trust preferred accounted for 20% of the Company’s Tier 1 capital. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part after five years. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 12—INCOME TAXES

Components of the income tax provision (benefit) were as follows for the years ended December 31:

(dollars in thousands)	2006	2005	2004
Current tax expense	$259	$122	$130
Deferred tax expense	1,443	737	460

Income tax provision	$1,702	$859	$590

The composition of deferred tax assets and deferred tax liabilities was as follows at December 31:

(dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$—	$450
Intangibles	824	1,140
Net operating loss carryforwards	1,771	2,477
Unrealized loss on investment securities available for sale	9	142
Unrealized loss on cash flow hedging instruments	298	—
Tax credits	399	206
Accrued expenses	189	43
Other	124	363

	3,614	4,821

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(241)	(241)
Deferred loan fees	(162)	(170)
Other	(140)	(61)

	(543)	(472)

Net deferred tax assets	$3,071	$4,349

A reconciliation between the statutory federal income tax provision and the effective tax provision is as follows:

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Federal income taxes at statutory rate:	$2,197	$1,297	$873
State tax, net of federal income tax benefit	61	22	—
Effect of nontaxable loan and investment income	(465)	(361)	(303)
Tax credits	(102)	(131)	—
Other	11	32	20

	$1,702	$859	$590

At December 31, 2006, the Company had $4.9 million of net operating loss carryforwards, expiring $580,000 in 2020 and $4.3 million in 2025. Approximately $1.0 million of the net operating loss carryforwards are subject to Internal Revenue Code Section 382 limitations related to the Company’s 2000 and 2005 acquisitions. Unused general business credit carryovers of $227,000 are available to reduce future federal income tax, expiring as follows: 2024 – $54,000; 2025 – $71,000; and 2026 – $102,000. In addition, the Company has available alternative minimum tax credit carryforwards of approximately $172,000 that may be used indefinitely to reduce regular federal income taxes. Management believes, based upon the Company’s historical performance, that it is more likely than not that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 13—DERIVATIVE AND HEDGING ACTIVITIES

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to receipts on its prime-based variable-rate loans. The Company has entered into derivative contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. Derivative instruments currently utilized by the Company include an interest rate floor and interest rate swaps. All derivatives are reported at their fair value on the Consolidated Statements of Condition. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company purchased a $50 million five-year prime-based interest rate floor with an effective date of March 29, 2006. In late November, the Company purchased two interest rate swaps with an aggregate notional value totaling $75 million to also manage the Company’s exposure to decreases in cash flows relating to receipts on its prime-based variable-rate loans. The swaps have an effective date of May 24, 2007 and four-year terms. On the date the contracts were entered into, none of the contracts were designated as hedging instruments and, as such, gains or losses in the fair value of the instruments were recognized in earnings in the period of change. On December 12, 2006, the Company designated all of its interest rate contracts as hedging instruments. Prior to the designation date, the Company recognized a gain of $66,000 for changes in the value of interest rate contracts.

Cash flow hedges

To minimize the volatility in earnings associated with the changes in fair value of these interest rate contracts, the Company began applying cash flow hedge accounting treatment, as prescribed by SFAS No.133, as amended, as of December 12, 2006 to all of its interest rate contracts. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

SFAS No.133, as amended, requires contemporaneous documentation of the Company’s hedge relationships. Such documentation includes the nature of the risk being hedged, the identification of the cash flow, or cash flows, that share the risk exposure that is designated as being hedged, the selection of the instrument that will be used to hedge the identified risk and the method used to assess the effectiveness of the hedge relationship. The Company performs its effectiveness assessments and measures ineffectiveness by comparing the actual swaps and floor with hypothetically perfect interest rate contracts that match the key provisions of the hedged loans. Under this approach, the cumulative change in fair value of the actual swaps and floor are compared to the cumulative change in fair value of hypothetically perfect interest rate contracts. The correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in cash flows of hedged items.

All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. In the fourth quarter of 2006, the Company recognized an expense of $61,000 due to hedge ineffectiveness of cash flow hedges. At December 31, 2006, derivative assets with a fair value of $513,000 were included in other assets, and derivative liabilities with a fair value of $493,000 were included in other liabilities. As of December 31, 2006, accumulated other comprehensive income included $568,000 of deferred unrealized losses (net of taxes of $298,000) related to changes since designation in the value of derivative instruments designated as cash flow hedges of prime-based variable-rate loans.

NOTE 14—EARNINGS PER SHARE

The following table summarizes the denominator of the basic and diluted earnings per share computations:

	Years Ended December 31,
	2006	2005	2004
Weighted-average shares outstanding—basic	4,845,892	4,266,783	3,999,216
Effect of assumed conversion of stock options	252,442	184,683	94,893

Weighted-average shares outstanding—diluted	5,098,334	4,451,466	4,094,109

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

NOTE 15—SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

The Company pays dividends from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans, or advances.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject. As of the most recent notifications from its regulatory agencies, the Bank was categorized as well capitalized.

The following table presents selected capital information for the Company and the Bank as of December 31, 2006 and 2005:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total risk-based capital:
Consolidated	$66,123	15.79%	$33,511	>8.00%	N/A	N/A
Bank	$63,362	15.17%	$33,418	>8.00%	$41,772	>10.00%
Tier 1 risk-based capital:
Consolidated	$61,298	14.63%	$16,756	>4.00%	N/A	N/A
Bank	$58,537	14.01%	$16,709	>4.00%	$25,063	>6.00%
Tier 1 (leverage) capital:
Consolidated	$61,298	13.14%	$18,655	>4.00%	N/A	N/A
Bank	$58,537	12.66%	$18,488	>4.00%	$23,110	>5.00%

December 31, 2005
Total risk-based capital:
Consolidated	$58,839	18.89%	$24,922	>8.00%	N/A	N/A
Bank	$56,664	18.28%	$24,804	>8.00%	$31,005	>10.00%
Tier 1 risk-based capital:
Consolidated	$54,935	17.63%	$12,461	>4.00%	N/A	N/A
Bank	$52,779	17.02%	$12,402	>4.00%	$18,603	>6.00%
Tier 1 (leverage) capital:
Consolidated	$54,935	15.92%	$13,804	>4.00%	N/A	N/A
Bank	$52,779	15.38%	$13,730	>4.00%	$17,163	>5.00%

NOTE 16—STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has one active stock-based compensation plan (the 2003 Plan) under which it is authorized to issue up to 500,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. The 2003 Plan replaced the Company’s former 1997 Stock Option Plan (the 1997 Plan), under which the Company was authorized to issue up to 625,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. Upon adoption of the 2003 Plan, there were 603,200 shares outstanding under the 1997 Plan and the remaining 21,800 shares authorized were retired. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors, and others whom management believes contribute to the long-term financial success of the Company. The exercise price of nonqualified stock options under the 2003 Plan must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors’ compensation committee. At December 31, 2006 and 2005, options to purchase 556,070 and 653,770, respectively, which exclude options outside of the Plans, were outstanding under the 1997 and 2003 Plans (the Plans.)

In the process of recruiting senior management, the Company granted 32,000 and 12,000 nonqualified options, outside of the Plans, in 2005 and 2004, respectively. The exercise prices ranging from $12.21 to $14.40 in 2005 and $9.85 to $10.99 in 2004. Of these options, 38,000 vested immediately and 6,000 vest over four years; all of these options expire ten years from the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant. During 2003, the Company granted 65,000 nonqualified options, also outside of the Plans, with exercise prices ranging from $6.87 to $7.91. These options vest over four years and expire ten years from the date of grant. The exercise price of these options was equal to the fair value of the underlying common stock at the date of grant. In connection with the acquisition of Northern Bank of Commerce during 2000, the Company issued 231,466 non-qualified stock options to former executive management and directors of Northern Bank of Commerce. These options vested equally over four years and expire ten years after the date of grant. The exercise prices of these options range from $11.09 to $12.00 per share and were granted outside of the Plans. Total options outstanding that were issued outside of the Plans were 315,466 as of December 31, 2006. A summary of option activity for the years ended December 31, is as follows:

	2006		2005		2004
(dollars in thousands)	Common Shares	Weighted- Average Price	Common Shares	Weighted- Average Price	Common Shares	Weighted- Average Price
Balance, beginning of year	984,236	$10.42	797,586	$9.69	1,062,456	$8.53
Granted	—	—	219,300	13.06	34,500	10.67
Exercised	(110,300)	8.39	(22,800)	10.19	(268,840)	5.60
Forfeited/Expired	(2,400)	5.34	(9,850)	10.42	(30,530)	6.58

Balance, end of year	871,536	$10.69	984,236	$10.42	797,586	$9.69

Exercisable, end of year	804,796	$10.76	822,736	$10.57	543,446	$9.71

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $5.3 million and $4.8 million, respectively. The total intrinsic value of options exercised was $646,000, $58,000 and $1,198,000 in the years ended December 31, 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, the amount of cash received from the exercise of stock options was $1,013,000, $292,000 and $1,554,000, respectively. As of December 31, 2006, there was $18,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 0.7 years.

At December 31, 2006, exercise prices for outstanding options ranged from $4.44 to $14.40. As of December 31, 2006, outstanding stock options consisted of the following:

Exercise Price Range	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Options Exercisable	Weighted- Average Exercise Price
$4.01 – $5.00	31,070	$4.62	3.6	31,070	$4.62
$5.01 – $6.00	21,500	5.38	5.1	21,500	5.38
$6.01 – $7.00	100,000	6.83	6.1	84,000	6.82
$7.01 – $8.00	12,000	7.94	2.0	12,000	7.94
$9.01 – $10.00	6,000	9.85	7.5	6,000	9.85
$10.01 – $11.00	340,200	10.77	7.3	289,460	10.78
$11.01 – $12.00	233,966	11.67	3.5	233,966	11.67
$13.01 – $14.00	2,000	13.71	8.9	2,000	13.71
$14.01 – $15.00	124,800	14.40	9.0	124,800	14.40

	871,536	$10.69	6.1	804,796	$10.76

The Company maintains an employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1% to 10%, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85% of the lowest market price on either the first or last day of the six-month deferral period. Under the terms of the ESPP, the Company issued: 6,722 shares with purchase prices ranging from $12.20 to $13.64 in 2006; 5,929 shares with purchase prices ranging from $9.27 to $10.48 per share in 2005; and 6,060 shares with purchase prices ranging from $6.93 to $8.41 per share in 2004. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of December 31, 2006, there were 156,239 shares remaining under the ESPP. In accordance with FAS 123R, the ESPP is considered compensatory and the Company recognized $21,000 in compensation cost during 2006.

NOTE 17—COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Company and the Bank are party to several lease commitments for premises and equipment. Future rental payments on these lease commitments are indicated in the table below. This payment schedule reflects actual commitments on non-cancellable lease agreements in which the Company is currently involved, and does not include potential additional payments related to possible lease extensions.

(dollars in thousands)
Years ending December 31, 2007	$748
2008	770
2009	673
2010	643
2011	373
Thereafter	1,365

$4,572

Rent expense under lease agreements was $878,000, $537,000, and $598,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Financial Instruments with Off-Balance Sheet Risk

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities of the Bank that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at December 31, 2006, is as follows:

(dollars in thousands)	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$10,803	$109,193	$119,996
Credit card commitments	4,135	—	4,135
Standby letters of credit	—	3,167	3,167

	$14,938	$112,360	$127,298

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

The Bank has also committed as a partner in several venture capital and low income tax credit housing investment funds. The companies administering the funds seek small business and real estate investments that meet certain criteria under the Community Reinvestment Act. When eligible investments are identified, the partners in the funds are asked to contribute a portion of their commitment. The Bank had committed a total of $3.5 million in such funds at December 31, 2006 and 2005. The total amount funded as of December 31, 2006 and 2005, was $624,000 and $400,000, respectively.

NOTE 18—EMPLOYEE BENEFIT PLANS

The Company has a contributory retirement savings plan covering substantially all full-time and part-time employees who have completed three months of service. The plan allows an employee to contribute a portion of his or her annual wages subject to a maximum dollar limit which is set by law. In addition, at the discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of each employee participant. Currently, the Company matches the contribution of each participant up to 3% of their income, with a $3,000 maximum match. In 2006, 2005 and 2004, regardless of the employee’s participation in the plan, the Company contributed 1.5% of the employee’s salary, up to a maximum of $3,000. For this contribution, the recipient was required to be employed by the Company on the last day of the plan year. The plan also requires completion of six months of service to become eligible for Company contributions. Any funds contributed by the Company vest 25 percent per year and are fully vested after four years of service. The Company contributed $125,000, $75,000, and $153,000 into the plan for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has entered into supplemental retirement plans for two executive officers. These plans provide for retirement benefits that increase annually until the executives reach age 65 and will be paid out annually over the executives’ lives. As of December 31, 2006, the Company’s liability pursuant to these supplemental retirement plans was $202,300. Expense related to the plans of $77,100, $55,200 and $42,000 was recorded during 2006, 2005 and 2004, respectively.

NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2006		2005
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,581	$26,581	$23,457	$23,457
Investment securities	57,688	57,688	52,462	52,462
Federal Home Loan Bank stock, at cost	1,247	1,247	1,247	1,247
Loans, net of allowance for loan losses and deferred loan fees	353,909	347,448	265,579	256,087

Financial liabilities:
Non-interest-bearing demand deposits	$107,943	$107,943	$97,327	$97,327
Savings and interest-bearing demand deposits	95,861	95,861	98,630	98,630
Certificates of deposit	195,646	195,509	113,508	113,361
Federal funds purchased	500	500	450	450
Federal Home Loan Bank and other borrowings	238	248	367	391
Junior subordinated debentures	12,372	12,372	12,372	12,372

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2006 and 2005, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2006 and 2005 should not necessarily be considered to apply at subsequent dates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities—For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank stock—The carrying amount approximates fair value.

Loan receivables—For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.

Deposit liabilities—The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate money market accounts and savings accounts approximate their fair values at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal funds purchased—Due to their short-term nature, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank and other borrowings—Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of these borrowings.

Junior subordinated debentures—Due to the variable interest rate, the carrying amount approximates fair value.

Commitments to extend credit, credit card commitments, and standby letters of credit—The fair values of off-balance sheet commitments to extend credit, credit card commitments, and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

NOTE 20—CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s loans, lending commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2006. The Bank’s loan policies provide for a “house lending limit” periodically established by management with approval from the Board of Directors. An application for credit that exceeds the house lending limit must obtain approval for exception to the policy by the Board of Director’s loan committee. In addition, the Bank is limited by law as to the amount of credit it may extend to any single borrower or group of related borrowers.

NOTE 21—PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2006	2005
Assets
Cash and cash equivalents	$2,248	$1,340
Investment in bank subsidiary	59,964	54,785
Other assets	1,067	1,464

Total assets	$63,279	$57,589

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Other liabilities	182	276

Total liabilities	12,554	12,648
Shareholders’ Equity	50,725	44,941

Total Liabilities and Shareholders’ Equity	$63,279	$57,589

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Income
Intercompany interest income	$65	$33	$7
Expense
Interest expense	815	455	96
Other expenses	353	335	316

	1,168	790	412

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(1,103)	(757)	(405)
Income tax benefit	373	257	138

Net loss before equity in undistributed earnings of subsidiary	(730)	(500)	(267)
Equity in undistributed earnings of subsidiary	5,489	3,457	2,207

Net income	$4,759	$2,957	$1,940

NOTE 21—PARENT COMPANY ONLY FINANCIAL STATEMENTS—(continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Cash flows from operating activities
Net income	$4,759	$2,957	$1,940
Adjustments to reconcile net income to net cash from operating activities:
Undistributed earnings of subsidiary	(5,489)	(3,457)	(2,207)
Stock-based compensation	114	—	—
Benefits of options exercised	—	21	413
Excess tax benefit on stock options exercised	(144)	—	—
(Increase) decrease in other assets	605	23	(928)
Increase (decrease) in other liabilities	(94)	82	523

Net cash used by operations	(249)	(374)	(259)

Cash flows from investing activities
Investment in bank subsidiary	—	(8,000)	—
Investment in unconsolidated trust subsidiary	—	(372)	—
Other	—	767	—

Net cash used by investment activities	—	(7,605)	—

Cask flows from financing activities
Proceeds from issuance of inter-company subordinated debentures	—	12,372	—
Excess tax benefit on stock options exercised	144	—	—
Repayment of debt assumed in acquisition	—	(3,685)	—
Net repayments of long-term borrowings	—	—	(2,696)
Proceeds from exercise of stock options	1,013	292	1,554

Net cash from (used by) financing activities	1,157	8,979	(1,142)

Net increase (decrease) in cash and cash equivalents	908	1,000	(1,401)
Cash and cash equivalents, beginning of year	1,340	340	1,741

Cash and cash equivalents, end of year	$2,248	$1,340	$340

NOTE 22—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years 2006 and 2005:

(dollars in thousands, except per share)	March 31	June 30	September 30	December 31
2006
Interest income	$6,396	$7,559	$8,603	$9,080
Interest expense	1,633	2,182	2,624	2,824

Net interest income	4,763	5,377	5,979	6,256
Provision for credit losses	405	285	800	1,150
Non-interest income	761	642	657	806
Non-interest expense	3,654	4,231	3,994	4,261

Income before income tax provision	1,465	1,503	1,842	1,651
Income tax provision	405	390	501	406

Net income	$1,060	$1,113	$1,341	$1,245

Earnings per common share—basic	$0.22	$0.23	$0.27	$0.25

Earnings per common share—diluted	$0.21	$0.22	$0.26	$0.24

2005
Interest income	$4,112	$4,501	$5,108	$5,977
Interest expense	951	1,110	1,350	1,491

Net interest income	3,161	3,391	3,758	4,486
Provision for credit losses	—	60	310	500
Non-interest income	618	562	642	629
Non-interest expense	2,915	2,959	3,056	3,631

Income before income tax provision	864	934	1,034	984
Income tax provision	222	247	278	112

Net income	$642	$687	$756	$872

Earnings per common share—basic	$0.15	$0.16	$0.18	$0.19

Earnings per common share—diluted	$0.15	$0.16	$0.17	$0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The response to this item is incorporated by reference to the sections entitled “Shareholder Communications with the Board; Board Attendance at the Meeting,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Agenda Item 1—Election of Directors,” “Information Regarding the Board of Directors,” “Information Regarding Executive Officers,” “Corporate Governance,” “Nomination Procedures,” and “Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference to the section entitled “Compensation Discussion & Analysis,” “Executive Compensation Tables,” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to the section entitled “Security Ownership of Management and Others” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to the section entitled “Related Party Transactions” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this item is incorporated by reference to the section entitled “Auditors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents have been filed as part of this report:

Financial Statements included in Item 8 of this Form 10-K:

•	Consolidated Statements of Condition

•	Consolidated Statements of Income

•	Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income

•	Consolidated Statements of Cash Flow

•	Notes to Consolidated Financial Statements

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission or are included in the financial statements or notes thereto. The Company has one unconsolidated subsidiary. There are no fifty percent or less owned subsidiaries or affiliates whose securities are pledged as collateral that are not consolidated. The unconsolidated wholly-owned subsidiary is Cowlitz Statutory Trust I, which is not consolidated pursuant to FIN 46R.

The exhibit list is set forth on the Exhibit Index immediately following the signature page. The exhibits filed as part of this report or incorporated by reference herein are listed on the Exhibit Index. Management contracts are indicated by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

COWLITZ BANCORPORATION (Registrant)

/s/ RICHARD J. FITZPATRICK
Richard J. Fitzpatrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March 2007.

/s/ PHILLIP S. ROWLEY
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

/s/ RICHARD J. FITZPATRICK
Richard J. Fitzpatrick
President and Chief Executive Officer, Director

Principal Accounting and Principal Financial Officer:

/s/ GERALD L. BRICKEY
Gerald L. Brickey
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated and Amended Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 333-44355)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed December 5, 2006.)

10.1	* Employment Agreement with Rich Fitzpatrick (incorporated by reference to the Company’s Form 10-Q filed May 15, 2003)

10.2	*Cowlitz Bancorporation 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)

10.3	* Employment Agreement with Ernie Ballou (incorporated by reference to the Company’s Form 10-Q filed May 15, 2003) and Amendment to Employment Agreement of Ernie Ballou (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 2, 2005)

10.4	*Cowlitz Bancorporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)

10.5	* Executive Severance Agreement with Donna Gardner dated effective as of June 21, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 22, 2006)

10.6	Placement Agreement dated April 28, 2005, between the Company and its financing subsidiary Cowlitz Statutory Trust I, on the one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents, relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, Registration No. 333-126423)

10.7	Guarantee Agreement dated April 29, 2005 between the Company and Wilmington Trust Company relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, Registration No. 333-126423)

10.8	* Employment Agreement for Gerald L. Brickey dated effective as of December 28, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 24, 2006)

10.9	* Supplemental Executive Retirement Plan for Rich Fitzpatrick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 2, 2005)

10.10	* Supplemental Executive Retirement Plan for Ernie Ballou (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

21	List of all Subsidiaries of the Registrant:

Cowlitz Bank, a Washington state-charted banking corporation, which does business as Cowlitz Bank, Bay Bank and Bay Mortgage

Cowlitz Statutory Trust I, a Delaware statutory trust

23	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer