Form 10-Q
period 2007-03-31
COWLITZ BANCORPORATION
filed 2007-05-15
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended March 31, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 2007: 4,942,023 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

		PAGE
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition - March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Income - Three months ended March 31, 2007 and March 31, 2006	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income - Three months ended March 31, 2007 and year ended December 31, 2006	5

	Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and March 31, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	23

Forward-Looking Statements

Management’s discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as “expect”, “believe”, “intend”, “anticipate”, “estimate” or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: those set forth in our most recent Form 10-K and other filings with the SEC, changes in general economic conditions, competition for financial services in the market area of the Company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$17,533	$26,581
Investment securities	56,298	57,688
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	366,029	358,390
Allowance for loan losses	(4,801)	(4,481)

Total loans, net	361,228	353,909
Cash surrender value of bank-owned life insurance	13,627	13,491
Premises and equipment	5,804	5,891
Goodwill and other intangibles	1,911	1,938
Accrued interest receivable and other assets	7,402	7,650

Total assets	$465,050	$468,395

Liabilities
Deposits:
Non-interest-bearing demand	$90,310	$107,943
Savings and interest-bearing demand	86,375	95,861
Certificates of deposit	217,362	195,646

Total deposits	394,047	399,450
Federal funds purchased	900	500
Federal Home Loan Bank and other borrowings	206	238
Junior subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	4,429	5,110

Total liabilities	411,954	417,670

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, no par value; 25,000,000 shares authorized with 4,942,023 and 4,889,323 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	27,894	27,279
Additional paid-in capital	2,524	2,366
Retained earnings	22,945	21,667
Accumulated other comprehensive income(loss), net of taxes	(267)	(587)

Total shareholders’ equity	53,096	50,725

Total liabilities and shareholders’ equity	$465,050	$468,395

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
Interest income
Interest and fees on loans	$7,998	$5,639
Interest on taxable investment securities	486	456
Interest on non-taxable investment securities	220	187
Other interest and dividend income	64	114

Total interest income	8,768	6,396

Interest expense
Savings and interest-bearing demand deposits	307	307
Certificates of deposit	2,469	1,131
Federal funds purchased	23	7
Federal Home Loan Bank and other borrowings	4	7
Junior subordinated debentures	213	181

Total interest expense	3,016	1,633

Net interest income before provision for credit losses	5,752	4,763
Provision for credit losses	275	405

Net interest income after provision for credit losses	5,477	4,358

Non-interest income
Service charges on deposit accounts	166	144
Mortgage brokerage fees	52	35
Card services income	95	84
Fiduciary income	190	181
Increase in cash surrender value of bank-owned life insurance	136	110
Wire fees	81	115
International trade fees	146	—
Other income	40	92

Total non-interest income	906	761

Non-interest expense
Salaries and employee benefits	2,496	2,087
Net occupancy and equipment	539	469
Professional services	387	233
Business taxes	93	81
Interest rate contracts adjustments	127	—
Advertising	84	63
Data processing and communications	260	143
Postage and freight	61	79
Travel and education	111	75
Employee hiring expenses	92	6
Other	392	418

Total non-interest expense	4,642	3,654

Income before income tax provision	1,741	1,465
Income tax provision	463	405

Net income	$1,278	$1,060

Earnings per common share
Basic	$0.26	$0.22

Diluted	$0.25	$0.21

Weighted average shares outstanding
Basic	4,900,490	4,772,251

Diluted	5,176,599	5,012,247

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Shareholders’ Equity
(dollars in thousands, except shares)	Shares	Amount
Balance, December 31, 2005	4,772,251	$26,266	$2,043	$16,908	$(276)	$44,941
Comprehensive income:
Net income	—	—	—	4,759	—	4,759
Net change in unrealized gain(loss) on:
Investments available-for-sale, net of taxes of $132	—	—	—	—	257	257
Cash flow hedges, net of taxes of $298	—	—	—	—	(568)	(568)

Comprehensive income						4,448
Proceeds from the exercise of stock options and employee stock purchases	117,072	1,013	—	—	—	1,013
Stock-based compensation	—	—	114	—	—	114
Tax benefit from the exercise of stock options	—	—	209	—	—	209

Balance, December 31, 2006	4,889,323	27,279	2,366	21,667	(587)	50,725
Comprehensive income:
Net income	—	—	—	1,278	—	1,278
Net change in unrealized gain(loss) on:
Investments available-for-sale, net of taxes of $36	—	—	—	—	71	71
Cash flow hedges, net of taxes of $131	—	—	—	—	249	249

Comprehensive income						1,598
Proceeds from the exercise of stock options	52,700	615	—	—	—	615
Stock-based compensation	—	—	64	—	—	64
Tax benefit from the exercise of stock options	—	—	94	—	—	94

Balance, March 31, 2007	4,942,023	$27,894	$2,524	$22,945	$(267)	$53,096

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$1,278	$1,060
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation	224	38
Excess tax benefit of stock options exercised	(48)	—
Depreciation and amortization	188	129
Provision for credit losses	275	405
Increase in cash surrender value of bank-owned life insurance	(136)	(110)
Net amortization of investment security premiums and accretion of discounts	12	17
Interest rate contracts adjustments	127	—
(Increase) decrease in accrued interest receivable and other assets	155	(143)
Increase (decrease) in accrued interest payable and other liabilities	(576)	(832)

Net cash from operating activities	1,499	564

Cash flows from investing activities
Proceeds from maturities and sales of investment securities available-for-sale	1,485	1,485
Purchases of available-for-sale investment securities	—	(3,991)
Net increase in loans	(7,594)	(17,063)
Proceeds from sale of foreclosed assets	17	—
Purchases of bank-owned life insurance	—	(1,500)
Purchases of premises and equipment	(83)	(233)

Net cash used by investment activities	(6,175)	(21,302)

Cash flows from financing activities
Net decrease in savings, non-interest-bearing and interest-bearing demand deposits	(27,119)	(9,246)
Net increase in certificates of deposit	21,716	21,783
Net increase (decrease) in federal funds purchased and other borrowings	368	(158)
Proceeds from the exercise of stock options	615	—
Excess tax benefit on stock options exercised	48	—

Net cash from financing activities	(4,372)	12,379

Net increase (decrease) in cash and cash equivalents	(9,048)	(8,359)
Cash and cash equivalents, beginning of period	26,581	23,457

Cash and cash equivalents, end of period	$17,533	$15,098

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Organization – Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the “Bank”), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Seattle, and Vancouver, Washington, and Portland, Oregon, and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington.

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

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007. The interim consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K.

Operating Segments – The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance was evaluated on a company-wide basis in 2007 and 2006. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements- Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses and carrying values of the Company’s goodwill and other intangibles.

Derivative Financial Instruments – In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate risk. All derivative instruments are recorded as either other assets or other liabilities at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings and included in non-interest expense unless specific hedge accounting criteria are met.

All derivative instruments that qualify for hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income from the cash flows of the hedged item is recognized. The Company performs an assessment, both at the inception of the hedge and on a quarterly basis thereafter, when required, to determine whether these derivatives are expected to continue to be highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in non-interest expense.

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

Recently Issued Accounting Standards – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFA No. 157 is effective for the Company on January 1, 2008. The Company plans to apply the disclosure provisions of SFAS No. 157 to all fair value measurements.

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2007	2006
Weighted-average shares – basic	4,900,490	4,772,251
Effect of assumed conversion of stock options	276,109	239,996

Weighted-average shares – diluted	5,176,599	5,012,247

4. Share-Based Compensation

At March 31, 2007, the Company had two significant share-based plans, which are described below. Compensation costs related to these share-based plans is recognized on a straight-line basis. Compensation cost charged against income for those two plans was $224,300 and $56,475 for the first quarter of 2007 and 2006, respectively. The first quarter of 2007 compensation expense included $167,800 of expense related to the Company’s Stock Appreciation Rights Plan adopted in 2007. The income tax benefit recognized in the income statement for share-based compensation was $76,300 and $13,100 for the first quarter of 2007 and 2006, respectively. Share-based compensation cost in the first quarter of 2007 included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. Share-based compensation expense in the first quarter of 2006 included $43,200 of costs related to the accelerated vesting of stock options granted in prior years for one former employee and one former director whose services ceased during that quarter.

Stock Option Plan

The Company has one stock option plan (the 2003 Plan), which is shareholder approved, that permits the grant of stock options and restricted stock awards for up to 500,000 shares, of which 500 shares remained available for issue at March 31, 2007. This plan replaced the Company’s 1997 Stock Option Plan, under which 603,200 stock options were issued at the time the plan was superseded. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Director’s Compensation Committee. It is the Company’s policy to issue new shares for stock option exercises or stock awards.

Stock Appreciation Rights

In January 2007, the Company’s Board of Directors approved the 2007 Stock Appreciation Plan (SAR Plan). The SAR Plan provides for the award of stock appreciation rights (SARs) to directors and officers of the Company. Each stock appreciation right represents the right to receive an amount equal to the excess of the fair market value of a share of the Company’s common stock on the award date. SARs vest 20% on the date of grant and 20% on each anniversary of the grant with accelerated vesting upon death, disability, a change in control and upon retirement after reaching age 62 while employed with at least five years of service. Unvested rights are forfeited upon termination. SARs automatically convert at 10 years from the date of grant and can be converted into the deemed investment account at any time upon election of the recipient. SARs do not have dividend or voting rights or any other rights of the owner of an actual share of common stock. Recipient accounts are distributed upon termination or, if elected by the recipient in advance, a specific distribution date not later than the later of termination or the January following the recipient’s 65th birthday.

There were no stock options granted in the first quarter of 2006. The following table summarizes information about stock option activity for the three months ended March 31, 2007:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	871,536	$10.69
Granted	7,000	16.81
Exercised	(52,700)	11.66
Forfeited/Expired	(850)	6.98

Balance, end of period	824,986	10.68	6.0	$5,211

Exercisable, end of period	782,146	10.64	5.9	$4,976

The total intrinsic value of options exercised in the first quarter of 2007 was $272,300. No stock options were exercised in the first quarter of 2006. The Company awarded 125,800 SARs to directors and officers on January 24, 2007 at an exercise price of $16.65. At March 31, 2007, estimated unrecognized compensation costs related to SARs was $374,400, which is expected to be recognized over a weighted average period of 2.3 years. As of March 31, 2007, total unrecognized compensation cost related to non-vested stock options was not significant.

The fair value of each stock option and SAR award was estimated as of the grant date using the Black-Scholes option-pricing model based on the following assumptions. Expected volatility was based on the historical volatility of the price of the Company’s stock for a period consistent with the expected life of the Company’s stock options. The Company used historical data to estimate stock option exercise and employee termination rates within the valuation model. The expected term represents the period of time that share-based awards are expected to be outstanding and is estimated based on historical stock option exercise activity. Expected dividends are estimated to be zero due to the Company’s recent historical practice of not paying dividends. The risk-free rate of return for periods within the contractual life of the share-based awards was based on the U.S. Treasury yield curve in effect at the time of the valuation. As of each reporting date the Company revalues the fair value of the outstanding SAR awards using the Black Scholes pricing model and adjusts the accrued liability accordingly.

The Company awarded 7,000 stock options on March 28, 2007. The fair value of each SAR and stock option awarded in the first quarter of 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk-free rate of return of 4.47%.

5. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities and interest rate contracts accounted for as cash flow hedges. These amounts are included in “Accumulated Other Comprehensive Income (Loss)” on the consolidated statement of changes in shareholders’ equity.

(dollars in thousands)	Three Months Ended March 31,
	2007	2006
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	$71	$(423)
Reclassification adjustment for net realized (gain) loss on securities available-for-sale included in net income during the year, net of tax	—	—

Net unrealized gain (loss) on securities available for sale	71	(423)
Change in unrealized gain (loss) on cash flow hedges during the period, net of tax	249	—

Net unrealized gain (loss) included in other comprehensive income	$320	$(423)

6. Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	March 31, 2007	December 31, 2006
Mortgage-backed securities	$34,848	$36,223
Municipal bonds	21,450	21,465

	$56,298	$57,688

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,210	$(4)	$17,575	$(239)	$19,785	$(243)
Municipal bonds	2,713	(14)	1,694	(22)	4,407	(36)

	$4,923	$(18)	$19,269	$(261)	$24,192	$(279)

At March 31, 2007, there were 40 investment securities in an unrealized loss position, of which 27 were in a continuous loss position for 12 months or more. The Company believes these unrealized losses were due to changes in market interest rates and not credit quality. The Company has the ability and intent to hold these securities until a market price recovery or to maturity, and, therefore, the unrealized losses on these securities are not considered other-than-temporarily impaired. The Company periodically reviews its investment securities portfolio as part of its asset/liability management. As a result of this review certain securities may be sold and other securities acquired to improve the overall yield of the portfolio or modify future cash flows.

7. Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at March 31, 2007, was as follows:

(dollars in thousands)	Total
Commitments to extend credit	$102,072
Credit card commitments	4,245
Standby letters of credit	2,395

$108,712

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

8. Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There is no interest or penalties accrued at March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s most critical accounting policy is related to the allowance for credit losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

Quantitative factors include:

•	the volume and severity of non-performing loans and adversely classified credits,

•	the level of net charge-offs experienced on previously classified loans,

•	the nature and value of collateral securing the loans,

•	the trend in loan growth and the percentage of change,

•	the level of geographic and/or industry concentration,

•	the relationship and trend over the past several years of recoveries in relation to charge-offs, and

•	other known factors regarding specific loans.

Qualitative factors include:

•	the effectiveness of credit administration,

•	the adequacy of loan review,

•	the adequacy of loan operations personnel and processes,

•	the effect of competitive issues that impact loan underwriting and structure,

•	the impact of economic conditions, including interest rate trends, and

•	the introduction of new loan products or specific marketing efforts.

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see “Allowance for Credit Losses.”

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each award is estimated as of the grant date using the Black-Scholes option-pricing model. The Company also revalues the fair value of the outstanding SAR awards as of each reporting date. This involves assumptions calculated under the Black-Scholes methodology and, ultimately, affects the expense that will be recognized over the life of the option.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Overview

The Company’s net income for the first quarter of 2007 was $1.3 million, or $0.25 per diluted share, compared with net income of $1.1 million, or $0.21 per diluted share for the first quarter of 2006. Net income was $218,000, or 21%, higher in the first quarter of 2007 compared with the same period of 2006. The Company’s increase in net income in 2007 was primarily due to higher net interest income, due to higher average loans outstanding, and higher non-interest income, partially offset by a higher level of non-interest expenses.

Net interest income was $989,000 higher in the first quarter of 2007, compared with the same period in 2006. Average earning assets were $419.9 million in the first quarter of 2007, compared with $341.0 million in the first quarter of 2006. Average interest-bearing liabilities in the first quarter of 2007 were $302.5 million, compared with $235.4 million in the first quarter of 2006.

The Company recorded a provision for credit losses of $275,000 in the first quarter of 2007, compared with a provision for credit losses of $405,000 in the first quarter of 2006. The lower 2007 provision primarily reflected a slower rate of loan growth and continuing high levels of loan quality.

At March 31, 2007, total assets were $465.1 million, compared with $468.4 at December 31, 2006 and $382.6 million at March 31, 2006. Total loans were up $7.6 million, or approximately 9% on an annualized basis, from year-end 2006. Loan growth was funded by deposits and a decrease in cash and cash equivalents from year-end 2006. Interest-bearing liabilities increased to $317.2 million as of March 31, 2007 from $304.6 million as of year-end 2006. Non-interest-bearing demand deposits decreased $17.6 million during the same period and were replaced with certificates of deposits.

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

(dollars in thousands)	Three Months Ended March 31		Increase (Decrease)		Change
	2007	2006
Interest income	$8,768	$6,396	$2,372		37%
Tax effect of non-taxable interest income	83	73	10		14%

Tax equivalent interest income	8,851	6,469	2,382		37%
Interest expense	3,016	1,633	1,383		85%

Net interest income	$5,835	$4,836	$999		21%

Average interest-earning assets	$419,939	$341,026	$78,913		23%
Average interest-bearing liabilities	$302,502	$235,432	$67,070		28%

Average yields earned (1)	8.55%	7.59%	96	b.p.(3)
Average rates paid (1)	4.04%	2.77%	127	b.p.(3)
Net interest spread (1)	4.51%	4.82%	(31)	b.p.(3)
Net interest margin (1) (2)	5.64%	5.67%	(3)	b.p.(3)

(1)	Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate
(2)	Computed by dividing net interest income by average interest-earning assets
(3)	b.p. stands for “basis points” (100 b.p. is equal to 1.0%)

Comparing the first quarter of 2007 to the first quarter of 2006, tax-equivalent net interest income was $1.0 million higher, primarily due to an increase of $78.9 million in average interest-earning assets. Interest expense increased $1.4 million, as the volume of average interest-bearing liabilities increased $67.1 million, and average rates paid increased 127 b.p. The first quarter of 2007 net interest margin decreased 3 b.p. compared with the first quarter of 2006, primarily due to a decrease in the net interest spread. The lower spread was primarily due to steadily increasing market interest rates paid on deposits since the prior period.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company’s market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See “Allowance for Credit Losses” below for a more detailed discussion.

The Company recorded a provision for credit losses of $275,000 in the first quarter of 2007, compared with a $405,000 provision in the first quarter of 2006. The 2007 provision reflected a slower rate of loan growth during the period and an allowance for loan losses to total non-performing loan ratio of 422% as of March 31, 2007. The Company recorded nominal amounts of charge-offs and recoveries of loans previously charged-off in the first quarter of 2007 and 2006.

Non-Interest Income

Non-interest income consists of the following components:

(dollars in thousands)	Three Months Ended March 31,
	2007	2006
Service charges on deposit accounts	$166	$144
Mortgage brokerage fees	52	35
Card services income	95	84
Fiduciary income	190	181
Increase in cash surrender value of bank-owned life insurance	136	110
Wire fees	81	115
International trade fees	146	—
Other income	40	92

Total non-interest income	$906	$761

Total non-interest income increased $145,000, or 19%, when comparing the first quarters of 2007 and 2006. The increase was primarily due to the expansion of the Company’s international trade finance capabilities in the second quarter of 2006, resulting in higher fees associated with foreign exchange and letter of credit services.

Non-Interest Expense

Non-interest expense consists of the following components:

(dollars in thousands)	Three Months Ended March 31,
	2007	2006
Salaries and employee benefits	$2,496	$2,087
Net occupancy and equipment	539	469
Professional fees	387	233
Business taxes	93	81
Interest rate contracts adjustments	127	—
Advertising	84	63
Data processing and communications	260	143
Postage and freight	61	79
Travel and education	111	75
Employee hiring expenses	92	6
Other	392	418

Total non-interest expense	$4,642	$3,654

Almost every type of non-interest expense was higher in the 2007 period compared with the 2006 period. These increases primarily reflected an overall higher level of staffing, including hiring costs, merit increases and performance-based pay, occupancy, data processing and branch activities. The increase in expenses were primarily due to loan growth, a de novo branch added at the end of the first quarter of 2006 and the expansion of the Company’s international trade finance capabilities in the second quarter of 2006. At March 31, 2007, the Company had 138 full-time equivalent employees compared with 122 at March 31, 2006.

During the third quarter of 2006, the Company underwent a conversion of core processing, lending and internet banking systems. These system conversions are expected to improve long-term operating and financial reporting efficiencies, as well as provide the infrastructure to support the Company’s plans for growth. In August 2006, the Company outsourced its core processing systems to a third party service provider. Costs associated with the outsourced core processing in the first quarter of 2007 were approximately $110,200. The increase in professional fees in 2007 primarily related to professional services associated with the Company’s efforts to comply with the Sarbanes-Oxley Act Section 404 and bank regulatory compliance requirements.

In March 2006, the Company entered into an interest rate floor contract to hedge the variability of expected interest income related to loans priced with a floating rate index. In the fourth quarter of 2006, the Company also entered into two interest rate swap contracts to hedge additional variability of expected interest income related to loans priced with a floating rate. The Company accounts for the change in the fair value of the interest rate contracts that is highly effective in other comprehensive income until income from the cash flows of the hedged item is recognized. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in non-interest expense. The Company recorded a non-cash charge of $127,000 in the first quarter of 2007 for cash flow hedge ineffectiveness.

Income Taxes

The effective tax rate for the first quarter of 2007 was 26.6% compared with 27.6% during the same period of 2006. The effective tax rates were below the federal tax rate of 34 percent principally due to non-taxable income from bank-owned life insurance, income from tax-exempt investment securities and tax credits arising from low income housing investments.

Financial Condition

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	March 31,	December 31,
	2007	2006
Mortgage-backed securities	$34,848	$36,223
Municipal bonds	21,450	21,465

	$56,298	$57,688

Total investment securities as of March 31, 2007 were $56.3 million, compared with $57.7 million at December 31, 2006. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. No investment securities were sold during the first quarters of 2007 and 2006.

Loans

Total loans outstanding were $366.0 million and $358.4 million at March 31, 2007 and December 31, 2006, respectively. Unfunded loan commitments were $108.7 million at March 31, 2007 and $127.3 million at December 31, 2006.

The following table presents the composition of the Company’s loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial	$135,985	37.0%	$121,639	33.9%
Real estate:
Construction	77,003	21.0%	72,606	20.2%
Residential 1-4 family	26,521	7.2%	27,460	7.6%
Multifamily	15,577	4.3%	16,285	4.5%
Commercial	108,616	29.6%	117,992	32.8%
Installment and other consumer	3,207	0.9%	3,486	1.0%

Total loans, gross	366,909	100.0%	359,468	100.0%

Deferred loan fees	(880)		(1,078)

Loans, net of deferred loan fees	366,029		358,390

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan’s inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from “1” for the strongest credits to “10” for the weakest. A “10” rated loan would normally represent a loss. All loans rated 7-10 collectively comprise the Company’s “Watch List”. The specific grades from 7-10 are “watch list” (risk-rating 7), “special mention” (risk-rating 7.5), “substandard” (risk-rating 8), “doubtful” (risk-rating 9), and “loss” (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management’s ongoing evaluations and the risk ratings of the portfolio is an allowance with four components: specific; general; special; and an amount available for other factors.

Specific Allowance. Loans on the Bank’s Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, a specific allowance may be allocated in addition to the general allowance percentage for that particular risk rating, as outlined in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”

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

Special Allowance. Special allowances are established to facilitate changes in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

•	Effectiveness of credit administration;

•	Adequacy of loan review;

•	Loan operations personnel and processes;

•	The trend in loan growth and the percentage of change;

•	Concentrations both geographic and industry-specific;

•	Competitive issues that impact loan underwriting/structure;

•	Economic conditions, including interest rate trends; and

•	Introduction of various loan products and/or specific marketing efforts.

Amounts Available for Other Factors. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses. The quarterly analysis of specific, general, and special allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the general component of the allowance also acts as a self-correcting mechanism of management’s estimation process, as past and more remote loss experience is replaced by more recent experience. In its analysis of the specific, general, and special allocations of the allowance, management also considers regulatory guidance in addition to the Company’s own experience.

Liability for Unfunded Credit Commitments. Management determines the adequacy of the liability for unfunded credit commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The liability is based on estimates, which are evaluated on a regular basis, and, as adjustments become necessary, they are reported in earnings in periods in which they become known.

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

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $5.1 million at March 31, 2007 and $4.8 million December 31, 2006. The increase in the allowance for credit losses primarily related to growth of the loan portfolio. The allowance for loan losses, as a percentage of total loans, increased from 1.25% on December 31, 2006 to 1.31% at March 31, 2007. Management believes the allowance for credit losses at March 31, 2007 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit loss for the periods indicated:

(dollars in thousands)	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
General	$3,633	71%	$3,463	72%
Specific	—	—	—	—
Special	1,334	26%	1,247	26%
Available for other factors	131	3%	115	2%

Total allowance for credit losses	$5,098	100%	$4,825	100%

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,
	2007	2006
Loans outstanding at end of period, net of deferred fees	$366,029	$287,348
Average loans outstanding during the period	$356,763	$275,266
Allowance for credit losses, beginning of period	$4,825	$4,668
Loans charged off:
Commercial	—	1
Real estate	—	—
Consumer and other	26	11

Total loans charged off	26	12

Recoveries:
Commercial	11	1
Real estate	1	25
Consumer and other	12	7

Total recoveries	24	33

Net loans charged off (recovered) during the period	2	(21)
Provision for credit losses	275	405

Allowance for credit losses, end of period	$5,098	$5,094

Components:
Allowance for loan losses	$4,801	$4,860
Liability for unfunded credit commitments	297	234

Total allowance for credit losses	$5,098	$5,094

Ratio of net loans charged off to average loans outstanding	N/M	N/M
Allowance for loan losses/total loans	1.31%	1.69%
Allowance for credit losses/total loans	1.39%	1.77%
Allowance for credit losses/non-performing loans	448%	118%
N/M - Not meaningful

Impaired Loans

The Bank, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes that, after considering economic and business conditions, collection efforts, and collateral position, the borrower’s financial condition indicates that collection of principal is not probable.

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

Non-Performing Assets

Non-performing assets includes repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets at the dates indicated:

(dollars in thousands)	March 31,	December 31,
	2007	2006
Loans on non-accrual status	$1,137	$1,137
Loans past due greater than 90 days but not on non-accrual status	—	—

Total non-performing loans	1,137	1,137
Other real estate owned	—	—
Other repossessed assets	605	622

Total non-performing assets	$1,742	$1,759

Total assets	$465,050	$468,395

Percentage of non-performing assets to total assets	0.37%	0.38%

Total non-performing assets at March 31, 2007 were $1.7 million compared with $1.8 million at December 31, 2006. Loans on non-accrual at March 31, 2007 consisted of a single loan guaranteed by an agency of the U.S. government. The workout period for this loan is expected to continue into 2008. Other repossessed assets relate to property repossessed in connection with a foreclosed nationally-syndicated equipment lease in the fourth quarter of 2006. The Company expects the equipment to be sold in the third quarter of 2007.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank’s primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market. Investment in securities available-for-sale was $56.3 million at March 31, 2007 compared with $57.7 million at December 31, 2006.

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	March 31,	December 31,
	2007	2006
Non-interest-bearing demand deposits	$90,310	$107,943
Savings	17,314	17,773
Interest-bearing demand deposits	16,649	15,132
Money market accounts	52,412	62,956
Certificates of deposit under $100,000	58,433	53,823
Certificates of deposit over $100,000	158,929	141,823

Total	$394,047	$399,450

Total deposits decreased $5.4 million in the first quarter of 2007. The Company believes the decrease in non-interest bearing demand deposits was due to seasonal factors. The first quarter 2007 decrease in money market accounts was due primarily to the loss of a large commercial relationship. At March 31, 2007, the Bank’s brokered certificates of deposit totaled $92.1 million, compared with $79.1 million at December 31, 2006. The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $45.0 million for short-term liquidity needs. In addition, the parent company has a $2 million line of credit with a correspondent bank. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20% of the Bank’s assets subject to collateral limitations. With the collateral available on March 31, 2007, the Bank could borrow up to $52.3 million. FHLB borrowings in excess of $29.5 million would require the Company to utilize stock from FHLB’s “excess stock pool”. The line is available for overnight federal funds, or notes with other terms and maturities. Borrowings supported by stock from the “excess stock pool” must have maturities of one year or less. At March 31, 2007, the Company had no overnight federal funds borrowings with FHLB.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash from operating activities was $1.5 million for the first three months of 2007, principally from earnings. Net cash from operating activities in the first three months of 2006 was also principally from earnings, partially offset by a decrease in accrued interest payable and other liabilities. This decrease related primarily to payments made for accrued professional fees and employee incentive plans. Net cash used by investing activities in the 2007 and 2006 periods was due primarily to loan growth. Cash used in financing activities in the first three months of 2007 was primarily related to the $5.4 million net decrease in deposits. In the first three months of 2006, net deposit growth provided $12.5 million of cash to support loan growth.

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

As of March 31, 2007, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) in 2005. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of March 31, 2007, trust preferred securities accounted for 19% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table presents selected capital information for the Company and the Bank as of March 31, 2007 and December 31, 2006:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
(dollars in thousands)	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total risk-based capital:
Consolidated	$68,424	15.22%	$35,970	>8.00%	N/A	N/A
Bank	$65,122	14.50%	$35,918	>8.00%	$44,898	>10.00%
Tier 1 risk-based capital:
Consolidated	$63,326	14.08%	$17,985	>4.00%	N/A	N/A
Bank	$60,024	13.37%	$17,959	>4.00%	$26,939	>6.00%
Tier 1 (leverage) capital:
Consolidated	$63,326	13.82%	$18,329	>4.00%	N/A	N/A
Bank	$60,024	13.11%	$18,313	>4.00%	$22,891	>5.00%

December 31, 2006
Total risk-based capital:
Consolidated	$66,123	15.79%	$33,511	>8.00%	N/A	N/A
Bank	$63,362	15.17%	$33,418	>8.00%	$41,772	>10.00%
Tier 1 risk-based capital:
Consolidated	$61,298	14.63%	$16,756	>4.00%	N/A	N/A
Bank	$58,537	14.01%	$16,709	>4.00%	$25,063	>6.00%
Tier 1 (leverage) capital:
Consolidated	$61,298	13.14%	$18,655	>4.00%	N/A	N/A
Bank	$58,537	12.66%	$18,488	>4.00%	$23,110	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of March 31, 2007 and December 31, 2006, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to customers’ failure to repay loans in accordance with their terms. The Bank relies on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to help mitigate credit risk. However, a downturn in economic conditions or in the real estate market, or a rapid increase in interest rates could have a negative effect on collateral values, cash flows, and borrowers’ ability to repay. The Bank’s targeted customers are small to medium-size businesses, professionals and retail customers that may have limited capital resources to repay loans during a prolonged economic downturn.

Interest Rate Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. As of March 31, 2007, the Bank was asset sensitive.

For a complete description of the Company’s disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2006.

Item 4. Controls and Procedures

As of March 31, 2007, the Company evaluated, under the supervision and the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

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

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed January 15, 1998; File No. 333-44355/Film No. 98507908

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed December 5, 2006; File No. 000-23881/Film No. 061258322)

10.1	2007 Stock Appreciation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 30, 2007; File No. 000-23881/Film No. 07564352)

10.2	Form of Stock Appreciation Right Notice of Award and Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed January 30, 2007; File No. 000-23881/Film No. 07564352)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007

Cowlitz Bancorporation (Registrant) By:

/s/ Richard J. Fitzpatrick Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey Gerald L. Brickey, Vice-President and Chief Financial Officer