Form 10-Q
period 2007-06-30
COWLITZ BANCORPORATION
filed 2007-08-14
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended June 30, 2007

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

Common Stock, no par value on July 31, 2007: 4,950,975 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$27,547	$26,581
Investment securities	53,454	57,688
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	382,711	358,390
Allowance for loan losses	(4,875)	(4,481)

Total loans, net	377,836	353,909
Cash surrender value of bank-owned life insurance	14,031	13,491
Premises and equipment	6,309	5,891
Goodwill and other intangibles	1,885	1,938
Accrued interest receivable and other assets	7,645	7,650

Total assets	$489,954	$468,395

Liabilities
Deposits:
Non-interest-bearing demand	$100,084	$107,943
Savings and interest-bearing demand	101,372	95,861
Certificates of deposit	216,554	195,646

Total deposits	418,010	399,450
Federal funds purchased	875	500
Federal Home Loan Bank and other borrowings	176	238
Junior subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	5,920	5,110

Total liabilities	437,353	417,670

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, no par value; 25,000,000 shares authorized with 4,950,975 and 4,889,323 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	28,004	27,279
Additional paid-in capital	2,554	2,366
Retained earnings	23,618	21,667
Accumulated other comprehensive loss, net of taxes	(1,575)	(587)

Total shareholders’ equity	52,601	50,725

Total liabilities and shareholders’ equity	$489,954	$468,395

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income
Interest and fees on loans	$8,291	$6,794	$16,289	$12,433
Interest on taxable investment securities	457	506	943	962
Interest on non-taxable investment securities	220	205	440	392
Other interest and dividend income	56	54	120	168

Total interest income	9,024	7,559	17,792	13,955

Interest expense
Savings and interest-bearing demand deposits	493	332	800	639
Certificates of deposit	2,737	1,601	5,206	2,732
Federal funds purchased	32	39	55	46
Federal Home Loan Bank and other borrowings	4	6	8	13
Junior subordinated debentures	218	204	431	385

Total interest expense	3,484	2,182	6,500	3,815

Net interest income before provision for credit losses	5,540	5,377	11,292	10,140
Provision for credit losses	—	285	275	690

Net interest income after provision for credit losses	5,540	5,092	11,017	9,450

Non-interest income
Service charges on deposit accounts	171	169	337	313
Mortgage brokerage fees	81	69	133	104
Card services income	100	85	195	169
Fiduciary income	174	121	364	302
Increase in cash surrender value of bank-owned life insurance	137	138	273	248
Wire fees	94	129	175	244
International trade fees	133	31	279	31
Net loss on sales of investment securities	—	(164)	—	(164)
Other income	19	23	59	115

Total non-interest income	909	601	1,815	1,362

Non-interest expense
Salaries and employee benefits	2,419	2,063	4,915	4,150
Net occupancy and equipment	553	557	1,092	1,026
Professional services	384	213	771	429
Business taxes	117	93	210	174
Interest rate contracts adjustments	506	182	633	182
Advertising	128	111	212	174
Data processing and communications	210	175	470	318
Foreclosed asset expense	422	(42)	422	(36)
Postage and freight	109	85	170	164
Travel and education	170	125	281	200
Employee hiring expense	97	92	189	98
Other expense	429	536	821	965

Total non-interest expense	5,544	4,190	10,186	7,844

Income before provision for income taxes	905	1,503	2,646	2,968
Income tax provision	232	390	695	795

Net income	$673	$1,113	$1,951	$2,173

Earnings per common share:
Basic	$0.14	$0.23	$0.40	$0.45

Diluted	$0.13	$0.22	$0.38	$0.43

Weighted average shares outstanding:
Basic	4,944,457	4,842,911	4,922,595	4,807,776

Diluted	5,191,600	5,102,201	5,185,684	5,033,143

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in thousands, except shares)	Shares	Amount
Balance, December 31, 2005	4,772,251	$26,266	$2,043	$16,908	$(276)	$44,941
Comprehensive income:
Net income	—	—	—	4,759	—	4,759
Net change in unrealized gain (loss) on:
Investments available-for-sale,net of taxes of $132	—	—	—	—	257	257
Cash flow hedges, net of taxes of $298	—	—	—	—	(568)	(568)

Comprehensive income						4,448
Proceeds from the exercise of stock options and employee stock purchases	117,072	1,013	—	—	—	1,013
Share-based compensation	—	—	114	—	—	114
Tax benefit from the exercise of stock options	—	—	209	—	—	209

Balance, December 31, 2006	4,889,323	27,279	2,366	21,667	(587)	50,725
Comprehensive income:
Net income	—	—	—	1,951	—	1,951
Net change in unrealized gain (loss) on:
Investments available-for-sale,net of taxes of $276	—	—	—	—	(536)	(536)
Cash flow hedges, net of taxes of $237	—	—	—	—	(452)	(452)

Comprehensive income						963
Proceeds from the exercise of stock options and employee stock purchases	61,652	725	—	—	—	725
Share-based compensation	—	—	84	—	—	104
Tax benefit from the exercise of stock options	—	—	104	—	—	84

Balance, June 30, 2007	4,950,975	$28,004	$2,554	$23,618	$(1,575)	$52,601

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities
Net income	$1,951	$2,173
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation	280	67
Excess tax benefit on stock options exercised	(56)	(93)
Depreciation and amortization	386	273
Provision for credit losses	275	690
Increase in cash surrender value of bank-owned life insurance	(273)	(248)
Net loss on sales of investment securities available for sale	—	164
Net (gain) loss on sales of foreclosed assets	306	(36)
Net amortization of investment security premiums and accretion of discounts	28	184
Interest rate contracts adjustments	633	182
Net decrease in accrued interest receivable and other assets	300	671
Net increase (decrease) in accrued interest payable and other liabilities	(382)	2,526

Net cash from operating activities	3,448	6,553

Cash flows from investing activities
Proceeds from maturities and sales of investment securities available-for-sale	3,394	6,514
Purchases of available-for-sale investment securities	—	(10,456)
Net increase in loans	(24,820)	(58,944)
Proceeds from sale of foreclosed assets	317	36
Purchases of bank-owned life insurance	(267)	(1,500)
Purchases of premises and equipment	(760)	(1,118)

Net cash used by investment activities	(22,136)	(65,468)

Cash flows from financing activities
Net decrease in savings, noninterest-bearing and interest-bearing demand deposits	(2,348)	(2,724)
Net increase in certificates of deposit	20,908	35,783
Net increase in federal funds purchased and other borrowings	313	15,315
Proceeds from the exercise of stock options	725	929
Excess tax benefit on stock options exercised	56	93

Net cash from financing activities	19,654	49,396

Net increase (decrease) in cash and cash equivalents	966	(9,519)
Cash and cash equivalents, beginning of period	26,581	23,457

Cash and cash equivalents, end of period	$27,547	$13,938

Supplemental disclosure of cash flow information
Cash paid for interest	$6,050	$3,432

Cash (refunded) paid for income taxes	$20	$(1,569)

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

The Company offers or makes available a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank’s commercial and personal banking services include commercial and real estate lending, consumer lending, cash management, international banking services, internet banking and trust services.

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

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007. The interim consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K.

Operating Segments – The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, investing in investment securities and money market instruments, providing loans and lines of credit to local individuals, businesses and governmental entities, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance was evaluated on a company-wide basis in 2007 and 2006. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

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

Recently Issued Accounting Standards – In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Company’s consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 159, but does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFA No. 157 is effective for the Company on January 1, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average shares – basic	4,944,457	4,842,911	4,922,595	4,807,776
Effect of assumed conversion of stock options	247,143	259,290	263,089	225,367

Weighted-average shares – diluted	5,191,600	5,102,201	5,185,684	5,033,143

4. Share-Based Compensation

At June 30, 2007, the Company had two significant share-based plans, which are described below. Compensation costs related to these share-based plans are recognized on a straight-line basis. Compensation cost charged against income for those two plans was $280,000 and $67,400 for the first six months of 2007 and 2006, respectively. Compensation expense included $210,400 of expense related to the Company’s Stock Appreciation Rights Plan adopted in 2007. The income tax benefit recognized in the income statement for share-based compensation was $95,200 and $22,900 for the first six months of 2007 and 2006, respectively. Share-based compensation cost in the first six months of 2007 also included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. Share-based compensation expense in the first six months of 2006 included $43,200 of costs related to the accelerated vesting of stock options granted in prior years for one former employee and one former director, whose services ceased during that quarter.

Stock Option Plan

The Company has one stock option plan (the 2003 Plan), which is shareholder approved, that permits the grant of stock options and restricted stock awards for up to 500,000 shares, of which 600 shares remained available for issue at June 30, 2007. This plan replaced the Company’s 1997 Stock Option Plan, under which 603,200 stock options were issued at the time the plan was superseded. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Director’s Compensation Committee. It is the Company’s policy to issue new shares for stock options exercised or stock awards.

Stock Appreciation Rights

In January 2007, the Company’s Board of Directors approved the 2007 Stock Appreciation Plan (SAR Plan). The SAR Plan provides for the award of stock appreciation rights (SARs) to directors and officers of the Company. Each stock appreciation right represents the right to receive an amount in cash equal to the excess of the fair market value of a share of the Company’s common stock on the award date. SARs vest 20% on the date of grant and 20% on each anniversary of the grant with accelerated vesting upon death, disability, a change in control and upon retirement after reaching age 62 while employed with at least five years of service. Unvested rights are forfeited upon termination. SARs automatically convert into a deemed investment account at 10 years from the date of grant and can be converted into the deemed investment account at any time upon election of the recipient. SARs do not have dividend or voting rights or any other rights of the owner of an actual share of common stock. Recipient accounts are distributed in cash upon termination or, if elected by the recipient in advance, a specific distribution date not later than the later of termination or the January following the recipient’s 65th birthday.

There were no stock options granted in the first six months of 2006. The following table summarizes information about stock option activity for the six months ended June 30, 2007:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	871,536	$10.69
Granted	7,000	16.81
Exercised	(57,600)	11.60
Forfeited/Expired	(950)	7.38

Balance, end of period	819,986	10.68	5.7	$4,648

Exercisable, end of period	777,246	10.64	5.6	$4,442

The total intrinsic value of options exercised was $300,800 in the first six months of 2007 and $558,600 in the same period 2006. As of June 30, 2007, total unrecognized compensation cost related to non-vested stock options was not significant.

The Company awarded 125,800 SARs to directors and officers in the first quarter of 2007 with a grant date fair market value of $16.65. At June 30, 2007, estimated unrecognized compensation costs related to SARs was $335,100 which is expected to be recognized over a weighted average period of 2.3 years.

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

The Company awarded 7,000 stock options in the first quarter of 2007. The fair value of each SAR and stock option awarded in the first six months of 2007 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk-free rate of return of 4.47%. The fair value of the SAR awards in the first quarter of 2007 were revalued as of June 30, 2007 with the following weighted average assumptions: expected volatility of 22.27%; expected term of 4.69 years; dividend yield of zero; and risk-free rate of return of 4.89%.

5. Comprehensive Income

For the Company, comprehensive income primarily includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities and interest rate contracts accounted for as cash flow hedges. These amounts are included in “Accumulated Other Comprehensive Loss” on the consolidated statement of changes in shareholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Unrealized losses on securities available for sale arising during the period, net of tax	$(607)	$(412)	$(536)	$(835)
Reclassification adjustment for net realized loss on securities available-for-sale included in net income during the period, net of tax	—	107	—	107

Net unrealized loss on securities available for sale	(607)	(305)	(536)	(728)
Change in unrealized loss on cash flow hedges during the period, net of tax	(701)	—	(452)	—

Other comprehensive loss	$(1,308)	$(305)	$(988)	$(728)

6. Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	June 30, 2007	December 31, 2006
Mortgage-backed securities	$32,481	$36,223
Municipal bonds	20,973	21,465

	$53,454	$57,688

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$13,427	$(111)	$16,441	$(521)	$29,868	$(632)
Municipal bonds	13,969	(235)	1,675	(39)	15,644	(274)

	$27,396	$(346)	$18,116	$(560)	$45,512	$(906)

At June 30, 2007, there were 98 investment securities in an unrealized loss position, of which 26 were in a continuous loss position for 12 months or more. The Company believes these unrealized losses were due to changes in market interest rates and not credit quality. The Company has the ability and intent to hold these securities until a market price recovery or to maturity, and, therefore, the unrealized losses on these securities are not considered other-than-temporarily impaired. The Company periodically reviews its investment securities portfolio as part of its asset/liability management. As a result of this review certain securities may be sold and other securities acquired to improve the overall yield of the portfolio or modify future cash flows.

7. Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at June 30, 2007, was as follows:

(dollars in thousands)	Total
Commitments to extend credit	$101,509
Credit card commitments	3,979
Standby letters of credit	3,865

$109,353

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

8. Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There is no interest or penalties accrued at June 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

Quantitative factors include:

•	the volume and severity of non-performing loans and adversely classified credits,
•	the level of net charge-offs experienced on previously classified loans,
•	the nature and value of collateral securing the loans,
•	the trend in loan growth and the percentage of change,
•	the level of geographic and/or industry concentration,
•	the relationship and trend over the past several years of recoveries in relation to charge-offs, and
•	other known factors regarding specific loans.

Qualitative factors include:

•	the effectiveness of credit administration,
•	the adequacy of loan review,
•	the adequacy of loan operations personnel and processes,
•	the effect of competitive issues that impact loan underwriting and structure,
•	the impact of economic conditions, including interest rate trends,
•	the introduction of new loan products or specific marketing efforts, and
•	large credit exposure and trends.

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated loan loss levels are adjusted on a timely basis. For further discussion of this significant management estimate, see “Allowance for Credit Losses.”

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each award is estimated as of the grant date using the Black-Scholes option-pricing model. The Company also revalues the fair value of the outstanding SAR awards as of each reporting date. This involves determining the assumptions used in the Black-Scholes option valuation methodology and, ultimately, affects the expense that will be recognized over the life of the option.

Results of Operations for the Three and Six Months Ended June 30, 2007

Overview

The Company’s net income for the second quarter of 2007 was $0.7 million, or $0.13 per diluted share, compared with net income of $1.1 million, or $0.22 per diluted share for the second quarter of 2006. Net income for the first six months of 2007 was $2.0 million, or $0.38 per diluted share, compared with $2.2 million, or $0.43 per diluted share, in the same period of 2006.

Net interest income was $0.2 million higher in the second quarter of 2007, compared with the same period in 2006. Through June 30, 2007, net interest income was $1.2 million higher than the first six months of 2006. Comparisons of net interest income were affected by activity related to non-accrual loans, as discussed below. Average earning assets were $442.8 million in the second quarter of 2007, compared with $368.9 million in the second quarter of 2006. Average interest-bearing liabilities in the second quarter of 2007 were $327.7 million, compared with $261.1 million in the second quarter of 2006.

No provision for credit losses was taken in the second quarter of 2007, compared with $285,000 in the second quarter of 2006 and $275,000 in the first quarter of 2007. The Company has recorded net loan loss recoveries for the three and six-month periods ended June 30, 2007.

At June 30, 2007, total assets were $490.0 million, an increase of $21.6 million, or 4.6%, from December 31, 2006. Interest-bearing liabilities increased to $331.3 million as of June 30, 2007 from $304.6 million as of year-end 2006. Non-interest-bearing demand deposits decreased $7.9 million during the same period. Total loans were up $24.3 million, or 6.8%, from year-end 2006. Loan growth was funded primarily by an increase in brokered deposits.

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

	Three Months Ended June 30,		Increase
(dollars in thousands)	2007	2006	(Decrease)			Change
Interest income	$9,024	$7,559	$1,465			19%
Tax effect of non-taxable interest income	83	77	6			8%

Tax equivalent interest income	9,107	7,636	1,471			19%
Interest expense	3,484	2,182	1,302			60%

Net interest income, tax equivalent basis	$5,623	$5,454	$169			3%

Average interest-earning assets	$442,845	$368,861	$73,984			20%
Average interest-bearing liabilities	$327,728	$261,126	$66,602			26%
Average yields earned (1)	8.25%	8.28%	(3)	b.p.	(3)
Average rates paid (1)	4.26%	3.34%	92	b.p.	(3)
Net interest spread (1)	3.99%	4.94%	(95)	b.p.	(3)
Net interest margin (1) (2)	5.09%	5.91%	(82)	b.p.	(3)

(1)	Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate
(2)	Computed by dividing net interest income by average interest-earning assets
(3)	b.p. stands for “basis points” (100 b.p. is equal to 1.0%)

	Six Months Ended June 30,		Increase (Decrease)			Change
(dollars in thousands)	2007	2006
Interest income	$17,792	$13,955	$3,837			27%
Tax effect of non-taxable interest income	166	150	16			11%

Tax equivalent interest income	17,958	14,105	3,853			27%
Interest expense	6,500	3,815	2,685			70%

Net interest income, tax equivalent basis	$11,458	$10,290	$1,168			11%

Average interest-earning assets	$431,455	$355,021	$76,434			22%
Average interest-bearing liabilities	$315,185	$248,350	$66,835			27%
Average yields earned (1)	8.39%	7.95%	44	b.p.	(3)
Average rates paid (1)	4.16%	3.07%	109	b.p.	(3)
Net interest spread (1)	4.23%	4.88%	(65)	b.p.	(3)
Net interest margin (1) (2)	5.36%	5.80%	(44)	b.p.	(3)

(1)	Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate
(2)	Computed by dividing net interest income by average interest-earning assets
(3)	b.p. stands for “basis points” (100 b.p. is equal to 1.0%)

The Company’s net interest margin was 5.09% in second quarter of 2007, compared with 5.91% in the same quarter last year. The most significant factor causing the decrease in the net interest margin from a year ago, was the increase in the cost of funds due to a higher interest rate environment and the changing mix of funding sources. The average rate paid on interest-bearing liabilities for the second quarter of 2007 was 4.26% compared with 3.34% in the second quarter of 2006 and 4.16% and 3.07% for the six months ended June 30, 2007 and 2006, respectively.

Another factor affecting reported net interest margins and average yields earned on earning assets was the impact of interest income reversed or the collection of interest income previously unrecognized on non-accrual loans. In the second quarter of 2007, the Company reversed $270,000 of previously accrued interest income on three loans placed on non-accrual in the quarter. The Company estimates its average yield on interest earning assets and net interest margin was lowered by approximately 24 basis points and 12 basis points for the three and six-month periods ended June 30, 2007, respectively, as a result of this reversal. In the second quarter of 2006, the Company received $157,000 of previously unrecognized interest income on one loan previously on non-accrual status. The Company estimates its average yield on interest-earning assets and net interest margin was increased by approximately 17 basis points and 9 basis points for the three and six-month periods ended June 30, 2006, respectively, as a result of this collection.

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

No provision for credit losses was taken in the second quarter of 2007, compared with $285,000 in the second quarter of 2006 and $275,000 in the first quarter of 2007. Net loan loss recoveries of $87,000 and $85,000 were recorded for the three and six-month periods ended June 30, 2007, respectively, compared with net charge-offs of $12,000 and net recoveries of $9,000 for the three and six-month periods of 2006. See also “Allowance for Credit Losses” below.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Service charges on deposit accounts	$171	$169	$337	$313
Mortgage brokerage fees	81	69	133	104
Card services income	100	85	195	169
Fiduciary income	174	121	364	302
Increase in cash surrender value of bank-owned life insurance	137	138	273	248
Wire fees	94	129	175	244
International trade fees	133	31	279	31
Net loss on sales of investment securities	—	(164)	—	(164)
Other income	19	23	59	115

Total non-interest income	$909	$601	$1,815	$1,362

Total non-interest income in the second quarter of 2007 was $909,000, compared with $601,000 in the second quarter of 2006. Non-interest income was $1,815,000 in the first six-months of 2007, compared with $1,362,000 in the same period of 2006. The 2006 periods included losses on securities transactions of $164,000. Excluding the amounts related to securities transactions, the increase in the 2007 periods over the comparable periods of 2006 was primarily related to revenues from the Company’s international trade department, which began operations late in the second quarter of 2006, and fiduciary income during the 2007 periods.

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Salaries and employee benefits	$2,419	$2,063	$4,915	$4,150
Net occupancy and equipment	553	557	1,092	1,026
Professional services	384	213	771	429
Business taxes	117	93	210	174
Interest rate contracts adjustments	506	182	633	182
Advertising	128	111	212	174
Data processing and communications	210	175	470	318
Foreclosed asset expense	422	(42)	422	(36)
Postage and freight	109	85	170	164
Travel and education	170	125	281	200
Employee hiring expense	97	92	189	98
Other expense	429	536	821	965

Total non-interest expense	$5,544	$4,190	$10,186	$7,844

Non-interest expenses in the second quarter of 2007 were $5.5 million, compared with $4.2 million in the second quarter of 2006. Non-interest expenses were $10.2 million in the first six months of 2007, compared with $7.8 million in the same period of 2006. Included in the second quarter 2007 results was $422,000 of foreclosed asset expenses related to the Company’s share of a nationally syndicated equipment lease foreclosed in the fourth quarter of 2006. In the second quarter of 2007, the Company received revised equipment appraisal valuations and recorded a write-down of $305,600 and recognized its share of certain expenses related to the foreclosed equipment. The equipment was sold before the end of the second quarter. Nominal amounts of income and expense related to foreclosed assets were recognized in the 2006 periods.

As of June 30, 2007, the Company had interest rate contracts outstanding with a notional amount totaling $125 million. The Company entered into these contracts, designated as cash flow hedges in December 2006, to manage its risk of overall changes in cash flows related to interest income receipts on prime-based variable-rate loans. All derivatives are reported at their fair value in the Consolidated Statements of Condition. Included in the second quarter of 2007 results was a $506,000 non-cash charge for the ineffective portion of the Company’s interest rate contracts. The year-to-date 2007 charge totaled $633,000, compared with $182,000 for the 2006 periods. The market value of the Company’s interest rate contracts decreased substantially in the second quarter of 2007 from the end of the first quarter of 2007. The effective portion of the change in fair value of the interest rate swaps was recorded in Accumulated Other Comprehensive Income (“AOCI”), and the ineffective portion was recorded directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item.

To reduce potential future income statement impacts from hedge ineffectiveness, the Company de-designated its interest rate contracts and re-designated them as of June 1, 2007, modifying the hedge strategy by layering the notional value of the contract to match specific spread-to-prime pools of loans from which the Company receives interest income. The interest rate contracts continue to be designated as cash flow hedges related to interest income receipts on prime-based variable-rate loans. To the extent any hedge ineffectiveness continues to occur, amounts recognized in the Company’s income statement will be affected by future decreases or increases in the market value of its interest rate contracts. If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern over the life of the hedged item if the expected cash flows are probable of occurring as originally specified at inception of the initial hedging relationship. The Company expects the hedged cash flows to continue to be probable of occurring as originally specified at inception of the hedges. The amount of AOCI, net of tax, at the date of de-designation that remained after re-designation was approximately $849,000 at June 30, 2007.

Excluding the effect of the foreclosed asset expenses and interest rate contract adjustments from both periods, total non-interest expenses for the second quarter of 2007 would have increased $566,000 over the same quarter of 2006. The increase was primarily a reflection of the overall higher level of staffing, including hiring costs, merit increases and performance-based pay, occupancy and professional services. These expenses were primarily due to loan growth, the expansion of the Company’s international trade finance capabilities late in the second quarter of 2006 and costs associated with the Company’s compliance with Sarbanes-Oxley Act requirements for 2007.

With respect to salaries and employee benefits, the Company had 142 full-time equivalent employees at June 30, 2007, compared with 131 at June 30, 2006. In addition, share-based compensation included in the second quarter and first six months of 2007 totaled $55,100 and $280,000, respectively. In the three and six-month periods ended June 30, 2006, share-based compensation expenses was $13,900 and $67,400, respectively. The higher amounts in 2007 were primarily due to no share-based compensation awards being made in 2006. Regarding data processing and communications, in mid-2006, the Company out-sourced its core processing, lending and internet banking system to a third party service provider. As the Company’s data processing was previously managed in-house, the 2007 amounts reflect the higher level of amounts paid to third parties. These system conversions are expected to improve long-term operating and financial reporting efficiencies, as well as provide the infrastructure to support the Company’s plans for growth.

Income Taxes

The effective tax rate for the first six months of 2007 was 26.2% compared with 26.8% during the same period of 2006. The effective tax rates were below the federal tax rate of 34 percent principally due to non-taxable income from bank-owned life insurance, income from tax-exempt investment securities and loans and tax credits arising from low income housing investments.

Financial Condition

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	June 30, 2007	December 31, 2006
Mortgage-backed securities	$32,481	$36,223
Municipal bonds	20,973	21,465

	$53,454	$57,688

Total investment securities as of June 30, 2007 were $53.5 million, compared with $57.7 million at December 31, 2006. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk. No investment securities were sold during the first six months of 2007 and proceeds from maturing securities were used to support loan growth.

Loans

Total loans outstanding were $382.7 million and $358.4 million at June 30, 2007 and December 31, 2006, respectively. Unfunded loan commitments were $109.4 million at June 30, 2007 and $127.3 million at December 31, 2006.

The Company’s loan growth in the first half of 2007 occurred primarily in commercial and industrial loan originations. While continuing to provide quality service to our existing real estate loan customers, management expects to expand its commercial lending products and emphasize relationship banking with its business customers. The Company’s real estate loan underwriting standards continue to be extremely prudent. The following table presents the composition of the Company’s loan portfolio at the dates indicated:

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$144,486	37.7%	$121,639	33.9%
Real estate:
Construction	52,800	13.8%	72,606	20.2%
Residential 1-4 family	27,127	7.1%	27,460	7.6%
Multifamily	15,502	4.1%	16,285	4.5%
Commercial	140,108	36.4%	117,992	32.8%
Installment and other consumer	3,494	0.9%	3,486	1.0%

Total loans, gross	383,517	100.0%	359,468	100.0%

Deferred loan fees	(806)		(1,078)

Loans, net of deferred loan fees	$382,711		$358,390

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

Special Allowance. Special allowances are established to facilitate changes in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

•	effectiveness of credit administration;
•	adequacy of loan review;
•	loan operations personnel and processes;
•	the trend in loan growth and the percentage of change;
•	concentrations both geographic and industry-specific;
•	competitive issues that impact loan underwriting/structure;
•	economic conditions, including interest rate trends;
•	introduction of various loan products and/or specific marketing efforts; and
•	large credit exposure and trends.

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

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $5.2 million at June 30, 2007 and $4.8 million December 31, 2006. The increase in the allowance for credit losses primarily related to growth of the loan portfolio. The allowance for loan losses, as a percentage of total loans, increased from 1.25% on December 31, 2006 to 1.27% at June 30, 2007. Management believes the allowance for credit losses at June 30,

2007 is adequate to absorb current potential or anticipated losses based upon its evaluations and analysis of portfolio credit quality and prevailing economic conditions.

The following table shows the components of the allowance for credit loss for the periods indicated:

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$2,723	52%	$3,463	72%
Specific	1,138	22%	—	—
Special	1,037	20%	1,247	26%
Available for other factors	287	6%	115	2%

Total allowance for credit losses	$5,185	100%	$4,825	100%

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Loans outstanding at end of period, net of deferred fees	382,711	329,123	382,711	329,123
Average loans outstanding during the period	382,440	306,319	369,672	290,878
Allowance for credit losses, beginning of period	$5,098	$5,094	$4,825	$4,668
Loans charged off:
Commercial	50	—	50	1
Real estate	—	—	—	—
Consumer and other	11	38	37	49

Total loans charged-off	61	38	87	50

Recoveries:
Commercial	95	17	106	43
Real estate	1	1	2	2
Consumer and other	52	8	64	14

Total recoveries	148	26	172	59

Net loans charged off (recovered) during the period	(87)	12	(85)	(9)
Provision for credit losses	—	285	275	690

Allowance for credit losses, end of period	$5,185	$5,367	$5,185	$5,367

Components
Allowance for loan losses			$4,875	$5,039
Liability for unfunded credit commitments			310	328

Total allowance for credit losses			$5,185	$5,367

Ratio of net loans charged off to average loans outstanding	N/M	N/M	N/M	N/M
Allowance for loan losses/total loans			1.27%	1.53%
Allowance for credit losses/total loans			1.35%	1.63%
Allowance for credit losses/non-performing loans			32%	218%
N/M- Not meaningful

Non-Performing Assets

Non-performing assets includes repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets at the dates indicated:

(dollars in thousands)	June 30, 2007	December 31, 2006
Loans on non-accrual status	$16,278	$1,137
Other real estate owned	—	—
Other repossessed assets	618	622

Total non-performing assets	$16,896	$1,759

Total assets	$489,954	$468,395

Percentage of non-performing assets to total assets	3.45%	0.38%

Total non-performing assets at June 30, 2007 were $16.9 million compared with $1.8 million at December 31, 2006. In the second quarter of 2007, loans related to three commercial real estate relationships totaling $15.7 million were placed on non-accrual status. The remaining balance of the non-performing loan total at June 30, 2007 related to the residual balance of the legacy government guaranteed credit acquired in connection with the Asia-Europe-Americas Bancshares merger. The Company believes it has adequately reserved for any potential losses on the non-accrual loans. Subsequent to June 30, 2007, one loan for $4.2 million was paid off and interest through the date of pay-off was collected.

At June 30, 2007, $15.7 million of loans (included in non-accrual loans) were classified as impaired, with associated specific reserves of $1.1 million. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, as a practical expedient, the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes that, after considering economic and business conditions, collection efforts, and collateral position, the borrower’s financial condition indicates that collection of principal is not probable.

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

In the second quarter of 2007, the Company foreclosed on one commercial loan and repossessed the underlying collateral. Equipment repossessed was recorded at its estimated net realizable value of $618,000 and is expected to be disposed of in the third quarter of 2007. As discussed in “Non-interest Expense” above, the foreclosed assets at December 31, 2006 were sold in the second quarter of 2007.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank’s primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market. Investment in securities available-for-sale was $53.5 million at June 30, 2007 compared with $57.7 million at December 31, 2006.

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	June 30, 2007	December 31, 2006
Non-interest-bearing demand deposits	$100,084	$107,943
Savings	16,682	17,773
Interest-bearing demand deposits	15,174	15,132
Money market accounts	69,516	62,956
Certificates of deposit under $100,000	58,100	53,823
Certificates of deposit over $100,000	158,454	141,823

Total	$418,010	$399,450

Total deposits were up 4.6% from year-end 2006. At June 30, 2007, the Bank’s brokered certificates of deposit totaled $108.2 million, compared with $79.1 million at December 31, 2006. The increase in brokered deposits reflected the growth in the Company’s loan portfolio in excess of growth in core deposits.

The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $50.0 million for short-term liquidity needs. In addition, the parent company has a $2 million line of credit with a correspondent bank. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20% of the Bank’s assets, or $97.8 million as of June 30, 2007, subject to collateral limitations and existing outstandings under the line. The line is available for overnight federal funds, or notes with other terms and maturities. With the collateral available on June 30, 2007, the Bank could borrow up to $93.2 million. FHLB borrowings in excess of $29.5 million would require the Company to utilize stock from FHLB’s “excess stock pool” or purchase additional FHLB stock. Borrowings supported by stock from the “excess stock pool” must have maturities of one year or less. At June 30, 2007, the Company had no overnight federal funds borrowings with FHLB.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash from operating activities was $3.4 million for the first six months of 2007, principally from earnings. Net cash from operating activities in the first six months of 2006 was also principally from earnings and an increase in accrued interest payable and other liabilities. The increase in accrued interest and other liabilities primarily related to income tax refunds received in the second quarter of 2006 and applied to net taxes payable. Net cash used by investing activities in the 2007 and 2006 periods was due primarily to loan growth. Cash received in financing activities in the first six months of 2007 was primarily related to an $18.7 million net increase in deposits. In the first six months of 2006, net deposit growth provided $33.1 million of cash to support loan growth.

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

As of June 30, 2007, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) in 2005. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of June 30, 2007, trust preferred securities accounted for 19.8% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table presents selected capital information for the Company and the Bank as of June 30, 2007 and December 31, 2006:

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2007
Total risk-based capital:
Consolidated	$69,366	15.18%	$36,548	≥	8.00%	N/A		N/A
Bank	$66,137	14.47%	$36,662	≥	8.00%	$45,702	≥	10.00%
Tier 1 risk-based capital:
Consolidated	$64,181	14.05%	$18,274	≥	4.00%	N/A		N/A
Bank	$60,952	13.34%	$18,281	≥	4.00%	$27,421	≥	6.00%
Tier 1 (leverage) capital:
Consolidated	$64,181	14.00%	$18,331	≥	4.00%	N/A		N/A
Bank	$60,952	12.60%	$19,343	≥	4.00%	$24,179	≥	5.00%
December 31, 2006
Total risk-based capital:
Consolidated	$66,123	15.79%	$33,511	≥	8.00%	N/A		N/A
Bank	$63,362	15.17%	$33,418	≥	8.00%	$41,772	≥	10.00%
Tier 1 risk-based capital:
Consolidated	$61,298	14.63%	$16,756	≥	4.00%	N/A		N/A
Bank	$58,537	14.01%	$16,709	≥	4.00%	$25,063	≥	6.00%
Tier 1 (leverage) capital:
Consolidated	$61,298	13.14%	$18,655	≥	4.00%	N/A		N/A
Bank	$58,537	12.66%	$18,488	≥	4.00%	$23,110	≥	5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of June 30, 2007 and December 31, 2006, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

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

Interest Rate Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. As of June 30, 2007, the Bank was asset sensitive.

For a complete description of the Company’s disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2006.

Item 4. Controls and Procedures

As of June 30, 2007, the Company evaluated, under the supervision and the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company from time to time enters into routine litigation resulting from the collection of secured and unsecured indebtedness as part of its business of providing financial services. In some cases, such litigation will involve counterclaims or other claims against the Company, including allegations of “lender liability” claims on various theories. Such proceedings against financial institutions sometimes also involve claims for punitive damages in addition to other specific relief. Cowlitz Bank (doing business as Bay Bank), as successor in interest by merger to AEA Bank, brought claims on November 14, 2005 in the U.S. District Court for the Western District of Washington (Case No. C05-05740-RBL) against the individual guarantors of a loan made by AEA Bank to AlaskaCatch, LLC after the borrower defaulted. On June 14, 2007, the defendants sought to add AlaskaCatch as a party to the litigation for the purpose of bringing counterclaims against Bay Bank. The counterclaims allege that AEA Bank and its former officers breached a contract with AlaskaCatch by failing to assist AlaskaCatch in finding additional financing, and that AEA Bank’s or its officers’ actions constituted fraud or negligent misrepresentation and failure to act in good faith. The Company intends to vigorously defend the claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Cowlitz Bancorporation Annual Shareholder’s Meeting was held on May 25, 2007.

(b)	All six directors stood for election at the Annual Shareholders’ Meeting and the six individuals listed in Item 4(c)(1) below were elected.

(c)	The number of votes cast for, against, or withheld, including a separate tabulations with respect to each nominee is presented below:

Nominee	Votes For	Percentage of Voted	Withheld	Percentage of Voted
Ernie D. Ballou	2,141,103	60.11	1,420,806	39.89
Richard J. Fitzpatrick	2,141,238	60.11	1,420,671	39.89

Brian E. Maguson	2,141,230	60.11	1,420,679	39.89
John M. Petersen	2,141,230	60.11	1,420,679	39.89
Phill S. Rowley	2,140,230	60.09	1,421,679	39.91
Linda M. Tubbs	2,141,230	60.11	1,420,679	39.89

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed January 15, 1998; File No. 333-44355/Film No. 98507908

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed December 5, 2006; File No. 000-23881/Film No. 061258322)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007

Cowlitz Bancorporation (Registrant) By: /s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey Gerald L. Brickey, Vice-President and Chief Financial Officer