Form 10-Q
period 2007-09-30
COWLITZ BANCORPORATION
filed 2007-11-14
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended September 30, 2007

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

Common Stock, no par value on October 31, 2007: 5,047,325 shares

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$35,544	$26,581
Investment securities	57,345	57,688
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	398,841	358,390
Allowance for loan losses	(5,828)	(4,481)

Total loans, net	393,013	353,909
Cash surrender value of bank-owned life insurance	14,173	13,491
Premises and equipment	6,391	5,891
Goodwill and other intangibles	1,859	1,938
Accrued interest receivable and other assets	7,454	7,650

Total assets	$517,026	$468,395

Liabilities
Deposits:
Non-interest-bearing demand	$107,361	$107,943
Savings and interest-bearing demand	121,990	95,861
Certificates of deposit	212,436	195,646

Total deposits	441,787	399,450
Federal funds purchased	1,000	500
Federal Home Loan Bank and other borrowings	152	238
Junior subordinated debentures	12,372	12,372
Accrued interest payable and other liabilities	4,859	5,110

Total liabilities	460,170	417,670
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, no par value; 25,000,000 shares authorized with 5,047,325 and 4,889,323 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	28,864	27,279
Additional paid-in capital	2,716	2,366
Retained earnings	24,894	21,667
Accumulated other comprehensive income (loss), net of taxes	382	(587)

Total shareholders’ equity	56,856	50,725

Total liabilities and shareholders’ equity	$517,026	$468,395

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income
Interest and fees on loans	$8,552	$7,853	$24,841	$20,286
Interest on taxable investment securities	451	463	1,394	1,425
Interest on non-taxable investment securities	222	211	662	603
Other interest and dividend income	139	76	259	244

Total interest income	9,364	8,603	27,156	22,558

Interest expense
Savings and interest-bearing demand deposits	708	333	1,508	972
Certificates of deposit	2,747	2,042	7,953	4,774
Federal funds purchased	13	28	68	73
Federal Home Loan Bank and other borrowings	3	4	11	18
Junior subordinated debentures	220	217	651	602

Total interest expense	3,691	2,624	10,191	6,439

Net interest income before provision for credit losses	5,673	5,979	16,965	16,119
Provision for credit losses	725	800	1,000	1,490

Net interest income after provision for credit losses	4,948	5,179	15,965	14,629

Non-interest income
Service charges on deposit accounts	171	205	508	518
Mortgage brokerage fees	77	67	210	171
Card services income	99	97	294	265
Fiduciary income	165	125	529	427
Increase in cash surrender value of bank-owned life insurance	142	140	415	388
Wire fees	93	116	268	360
International trade fees	146	54	425	85
Net loss on sales of investment securities	—	(184)	—	(348)
Other income	17	37	76	153

Total non-interest income	910	657	2,725	2,019

Non-interest expense
Salaries and employee benefits	2,391	2,166	7,306	6,316
Net occupancy and equipment	592	556	1,684	1,582
Professional services	454	252	1,225	681
Business taxes	115	93	325	267
Interest rate contracts adjustments	(245)	(67)	388	115
Advertising	101	94	313	268
Data processing and communications	248	295	718	613
Foreclosed asset expense	—	—	422	(36)
Postage and freight	94	84	264	248
Travel and education	122	118	403	318
Equity in limited partnerships (gains) losses	(77)	53	9	103
Employee hiring expense	1	41	190	139
Other expense	396	309	1,131	1,224

Total non-interest expense	4,192	3,994	14,378	11,838

Income before provision for income taxes	1,666	1,842	4,312	4,810
Income tax provision	390	501	1,085	1,296

Net income	$1,276	$1,341	$3,227	$3,514

Earnings per common share:
Basic	$0.26	$0.27	$0.65	$0.73

Diluted	$0.25	$0.26	$0.62	$0.69

Weighted average shares outstanding:
Basic	4,995,073	4,881,525	4,947,019	4,832,629

Diluted	5,161,696	5,131,368	5,172,078	5,084,077

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings		Total Shareholders’ Equity
	Common stock
(dollars in thousands, except shares)	Shares	Amount
Balance, December 31, 2005	4,772,251	$26,266	$2,043	$16,908	$(276)	$44,941
Comprehensive income:
Net income	—	—	—	4,759	—	4,759
Net change in unrealized gain(loss) on:
Investments available-for-sale, net of taxes of $132	—	—	—	—	257	257
Cash flow hedges, net of taxes of $298	—	—	—	—	(568)	(568)

Comprehensive income						4,448
Proceeds from the exercise of stock options and employee stock purchases	117,072	1,013	—	—	—	1,013
Share-based compensation	—	—	114	—	—	114
Tax benefit from the exercise of stock options	—	—	209	—	—	209

Balance, December 31, 2006	4,889,323	27,279	2,366	21,667	(587)	50,725
Comprehensive income:
Net income	—	—	—	3,227	—	3,227
Net change in unrealized gain(loss) on:
Investments available-for-sale, net of taxes of $89	—	—	—	—	(173)	(173)
Cash flow hedges, net of taxes of $601	—	—	—	—	1,142	1,142

Comprehensive income						4,196
Proceeds from the exercise of stock options and employee stock purchases	158,002	1,585	—	—	—	1,585
Share-based compensation	—	—	100	—	—	100
Tax benefit from the exercise of stock options	—	—	250	—	—	250

Balance, September 30, 2007	5,047,325	$28,864	$2,716	$24,894	$382	$56,856

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Sept 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities
Net income	$3,227	$3,514
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation	253	77
Excess tax benefit on stock options exercised	(168)	(129)
Depreciation and amortization	609	437
Provision for credit losses	1,000	1,490
Increase in cash surrender value of bank-owned life insurance	(415)	(388)
Net loss on sales of investment securities available for sale	—	348
Net (gain) loss on sales of foreclosed assets	306	(41)
Net gain on sale of premises and equipment	(3)	—
Net amortization of investment security premiums and accretion of discounts	38	360
Interest rate contracts adjustments	388	115
Net decrease in accrued interest receivable and other assets	189	284
Net increase in accrued interest payable and other liabilities	159	3,825

Net cash from operating activities	5,583	9,892

Cash flows from investing activities
Proceeds from maturities and sales of investment securities available-for-sale	4,644	14,870
Purchases of available-for-sale investment securities	(4,601)	(16,924)
Net increase in loans	(40,793)	(74,725)
Proceeds from sale of foreclosed assets	921	41
Purchases of bank-owned life insurance	(267)	(1,500)
Proceeds from the sale of premises and equipment	3	—
Purchases of premises and equipment	(1,031)	(1,450)

Net cash used by investment activities	(41,124)	(79,688)

Cash flows from financing activities
Net increase in savings, noninterest-bearing and interest-bearing demand deposits	25,547	16,276
Net increase in certificates of deposit	16,790	61,338
Net increase (decrease) in federal funds purchased and other borrowings	414	(123)
Proceeds from the exercise of stock options	1,585	953
Excess tax benefit on stock options exercised	168	129

Net cash from financing activities	44,504	78,573

Net increase in cash and cash equivalents	8,963	8,777
Cash and cash equivalents, beginning of period	26,581	23,457

Cash and cash equivalents, end of period	$35,544	$32,234

Supplemental disclosure of cash flow information
Cash paid for interest	$9,880	$5,727

Cash (refunded) paid for income taxes	$20	$(1,585)

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Summary of Significant Accounting Policies

Organization – Cowlitz Bancorporation (the “Company”) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the “Bank”), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Seattle, and Vancouver, Washington, and Portland, Oregon, and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington.

The Company provides a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank’s commercial and personal banking services include commercial and real estate lending, consumer lending, cash management, international banking services, internet banking and trust services.

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

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be anticipated for the year ending December 31, 2007. The interim consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K.

Operating Segments – The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, purchasing investment securities and money market instruments, providing loans and lines of credit to individuals, businesses and governmental entities, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance was evaluated on a company-wide basis in 2007 and 2006. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements- Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses, share based compensation expense and carrying values of the Company’s goodwill and intangibles.

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

3.	Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average shares - basic	4,995,073	4,881,525	4,947,019	4,832,629
Effect of assumed conversion of stock options	166,623	249,843	225,059	251,448

Weighted-average shares - diluted	5,161,696	5,131,368	5,172,078	5,084,077

4.	Share-Based Compensation

At September 30, 2007, the Company had two significant share-based plans, which are described below. Compensation costs related to these share-based plans are recognized on a straight-line basis. Compensation cost charged against income for those two plans was $253,300 and $77,100 for the first nine months of 2007 and 2006, respectively. Compensation expense in 2007 included $175,300 of expense related to the Company’s Stock Appreciation Rights Plan adopted in the first quarter of 2007. Income tax benefits recognized in the income statement for share-based compensation were $87,400 and $26,600 for the first nine months of 2007 and 2006, respectively. Share-based compensation cost in the first nine months of 2007 also included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. Share-based compensation expense in the first nine months of 2006 included $43,200 of costs related to the accelerated vesting of stock options granted in prior years for one former employee and one former director, whose services ceased during the first quarter of 2006.

Stock Option Plan

The Company has one stock option plan (the 2003 Plan), which is shareholder approved, that permits the grant of stock options and restricted stock awards for up to 500,000 shares, of which 700 shares remained available for issue at September 30, 2007. From time-to-time, the Company also grants stock options outside the 2003 Plan for the purpose of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant. The vesting schedule is at the discretion of the Board of Directors. It is the Company’s policy to issue new shares for stock options exercised or stock awards.

There were no stock options granted in the first nine months of 2006. The following table summarizes information about stock option activity for the nine months ended September 30, 2007:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	871,536	$10.69
Granted	7,000	16.81
Exercised	(153,950)	9.93
Forfeited/Expired	(1,050)	7.70

Balance, end of period	723,536	10.92	5.4	$2,397

Exercisable, end of period	680,816	10.88	5.4	$2,282

The total intrinsic value of options exercised was $724,400 in the first nine months of 2007 and $641,200 in the same period 2006. As of September 30, 2007, total unrecognized compensation cost related to non-vested stock options was not significant.

Stock Appreciation Rights

In January 2007, the Company’s Board of Directors approved the 2007 Stock Appreciation Plan (SAR Plan). The SAR Plan provides for the award of stock appreciation rights (SARs) to directors and officers of the Company. Each stock appreciation right represents the right to receive an amount in cash equal to the excess of the fair market value of a share of the Company’s common stock on the award date. SARs vest 20% on the date of grant and 20% on each anniversary of the grant with accelerated vesting upon death, disability, a change in control and upon retirement after reaching age 62 while employed with at least five years of service. Unvested SARs are forfeited upon termination. SARs automatically convert into a deemed investment account at 10 years from the date of grant and can be converted into the deemed investment account at any time upon election of the recipient. SARs do not have dividend or voting rights or any other rights of the owner of an actual share of common stock. Recipient accounts are distributed in cash upon termination or, if elected by the recipient in advance, a specific distribution date not later than the later of termination or the January following the recipient’s 65th birthday.

The Company awarded 125,800 SARs to directors and officers in the first quarter of 2007 with a grant date fair market value of $16.65. At September 30, 2007, estimated unrecognized compensation costs related to SARs was $180,400, and this amount is expected to be recognized over a weighted average period of 2.1 years.

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

The Company awarded 7,000 stock options in the first quarter of 2007. The fair value of each SAR and stock option awarded in the first nine months of 2007 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk-free rate of return of 4.47%. The fair value of the SAR awards in the first quarter of 2007 were revalued as of September 30, 2007 with the following weighted average assumptions: expected volatility of 24.08% expected term of 4.44 years; dividend yield of zero; and risk-free rate of return of 4.16%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	$363	$838	$(173)	$3
Reclassification adjustment for net realized loss on securities available-for-sale included in net income during the period, net of tax	—	121	—	228

Net unrealized loss on securities available for sale	363	959	(173)	231
Change in unrealized loss on cash flow hedges during the period, net of tax	1,594	—	1,142	—

Other comprehensive income (loss)	$1,957	$959	$969	$231

6.	Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	September 30, 2007	December 31, 2006
Mortgage-backed securities	$35,969	$36,223
Municipal bonds	21,376	21,465

	$57,345	$57,688

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$11,862	$(38)	$16,042	$(320)	$27,904	$(358)
Municipal bonds	7,616	(107)	1,687	(25)	9,303	(132)

	$19,478	$(145)	$17,729	$(345)	$37,207	$(490)

At September 30, 2007, there were 62 investment securities in an unrealized loss position, of which 25 were in a continuous loss position for 12 months or more. The Company believes these unrealized losses were due to changes in market interest rates and not credit quality. The Company has the ability and intent to hold these securities until a market price recovery or to maturity, and, therefore, the unrealized losses on these securities are not considered other-than-temporarily impaired. The Company periodically reviews its investment securities portfolio as part of its asset/liability management. As a result of this review certain securities may be sold and other securities acquired to improve the overall yield of the portfolio or modify future cash flows.

7.	Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at September 30, 2007, was as follows:

(dollars in thousands)
Commitments to extend credit	$104,141
Credit card commitments	3,612
Standby letters of credit	3,089

$110,842

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

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There is no interest or penalties accrued at September 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

Results of Operations for the Three and Nine Months Ended September 30, 2007

Overview

The Company’s net income for the third quarter of 2007 was $1.28 million, or $0.25 per diluted share, compared with net income of $1.34 million, or $0.26 per diluted share for the third quarter of 2006. Net income for the first nine months of 2007 was $3.2 million, or $0.62 per diluted share, compared with $3.5 million, or $0.69 per diluted share, in the same period of 2006.

Net interest income was $0.3 million lower in the third quarter of 2007, compared with the same period in 2006. Through September 30, 2007, net interest income was $0.8 million higher than the first nine months of 2006. Average earning assets were $459.3 million in the third quarter of 2007, compared with $401.5 million in the third quarter of 2006. Average interest-bearing liabilities in the third quarter of 2007 were $340.1 million, compared with $280.5 million in the third quarter of 2006.

The provision for credit losses was $725,000 in the third quarter of 2007, compared with $800,000 in the third quarter of 2006. The Company recorded net loan loss recoveries of $190,000 and $275,000 for the three and nine-month periods ended September 30, 2007, respectively.

At September 30, 2007, total assets were $517.0 million, an increase of $48.6 million, or 10%, from December 31, 2006. Total loans were up $40.5 million, or 11%, from year-end 2006. Loan growth was funded primarily by an increase in brokered deposits. Interest-bearing liabilities increased to $348.0 million as of September 30, 2007 from $304.6 million as of year-end 2006. Non-interest-bearing demand deposits decreased $0.6 million during the same period.

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

	Three Months Ended September 30,		Increase (Decrease)		Change
(dollars in thousands)	2007	2006
Interest income	$9,364	$8,603	$761		9%
Tax effect of non-taxable interest income	130	80	50		63%

Tax equivalent interest income	9,494	8,683	811		9%
Interest expense	3,691	2,624	1,067		41%

Net interest income, tax equivalent basis	$5,803	$6,059	$(256)		-4%

Average interest-earning assets	$459,347	$401,529	$57,818		14%
Average interest-bearing liabilities	$340,080	$280,545	$59,535		21%
Average yields earned (1)	8.20%	8.65%	(45	) b.p. (3)
Average rates paid (1)	4.31%	3.74%	57	b.p. (3)
Net interest spread (1)	3.89%	4.91%	(102	) b.p. (3)
Net interest margin (1) (2)	5.01%	6.04%	(103	) b.p. (3)

(1)	Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate

(2)	Computed by dividing net interest income by average interest-earning assets

(3)	b.p. stands for “basis points” (100 b.p. is equal to 1.0%)

	Nine Months Ended September 30,		Increase (Decrease)		Change
(dollars in thousands)	2007	2006
Interest income	$27,156	$22,558	$4,598		20%
Tax effect of non-taxable interest income	387	230	157		68%

Tax equivalent interest income	27,543	22,788	4,755		21%
Interest expense	10,191	6,439	3,752		58%

Net interest income, tax equivalent basis	$17,352	$16,349	$1,003		6%

Average interest-earning assets	$440,855	$370,694	$70,161		19%
Average interest-bearing liabilities	$323,873	$259,177	$64,696		25%
Average yields earned (1)	8.35%	8.20%	15	b.p. (3)
Average rates paid (1)	4.21%	3.31%	90	b.p. (3)
Net interest spread (1)	4.14%	4.89%	(75	) b.p. (3)
Net interest margin (1) (2)	5.26%	5.88%	(62	) b.p. (3)

(1) Ratios have been annualized. Tax exempt interest income has been adjusted to a taxable equivalent basis using a 34% tax rate

(2)	Computed by dividing net interest income by average interest-earning assets

(3)	b.p. stands for “basis points” (100 b.p. is equal to 1.0%)

The Company’s net interest margin was 5.01% in third quarter of 2007, compared with 6.04% in the same quarter last year. The average yield on earning assets in the third quarter of 2007 was 8.20% compared with 8.65% in the third quarter of 2006, a decrease of 45 basis points. In the third quarter of 2007, the Company received $85,200 of interest income reversed on a loan placed on non-accrual in the second quarter of 2007, which was paid off in the current quarter and foregone interest income on two large nonaccrual loans was approximately $293,000. The net effect on the third quarter 2007 yield on average earning assets was a decrease of 18 basis points. The average rate paid on interest-bearing liabilities for the third quarter of 2007 was 4.31% compared with 3.74% in the third quarter of 2006, an increase of 57 basis points. The increase in the cost of deposits was due to a higher interest rate environment and the changing mix of funding sources.

The net interest margin for the first nine months of 2007 was 5.26% compared with 5.88% in the same period last year. The most significant factor causing the decrease in the net interest margin from a year ago was the increase in the cost of funds, primarily due to higher interest rates paid on interest-bearing deposits in 2007. Changing interest rate environments and competitive pricing pressures could lead to higher deposit costs and lower loan yields and loan fee income, which could reduce the Company’s net interest margin and net interest income.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company’s market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. Other than its consumer loan portfolio, the Company does not, as part of its analysis, group loans together by loan type to assign risk. See “Allowance for Credit Losses” below for a more detailed discussion.

The provision for credit losses was $725,000 in the third quarter of 2007, compared with $800,000 in the third quarter of 2006. Net loan loss recoveries of $190,000 and $275,000 were recorded for the three and nine-month periods ended September 30, 2007, respectively, compared with net charge-offs of $684,000 and $675,000 for the three and nine-month periods of 2006. See “Allowance for Credit Losses” below.

Non-Interest Income

Non-interest income consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Service charges on deposit accounts	$171	$205	$508	$518
Mortgage brokerage fees	77	67	210	171
Card services income	99	97	294	265
Fiduciary income	165	125	529	427
Increase in cash surrender value of bank-owned life insurance	142	140	415	388
Wire fees	93	116	268	360
International trade fees	146	54	425	85
Net loss on sales of investment securities	—	(184)	—	(348)
Other income	17	37	76	153

Total non-interest income	$910	$657	$2,725	$2,019

Total non-interest income in the third quarter of 2007 was $910,000, compared with $657,000 in the third quarter of 2006. Non-interest income was $2,725,000 in the first nine-months of 2007, compared with $2,019,000 in the same period of 2006. Losses on securities transactions of $184,000 and $348,000 were recorded in the three and nine-months periods of 2006, respectively. Excluding the amounts related to securities transactions, the increase in the 2007 periods over the comparable periods of 2006 was primarily related to higher fiduciary income and higher revenues from the Company’s international trade department, which began operations late in the second quarter of 2006.

Non-Interest Expense

Non-interest expense consisted of the following components:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(dollars in thousands)	2007	2006	2007	2006
Salaries and employee benefits	$2,391	$2,166	$7,306	$6,316
Net occupancy and equipment	592	556	1,684	1,582
Professional services	454	252	1,225	681
Business taxes	115	93	325	267
Interest rate contracts adjustments	(245)	(67)	388	115
Advertising	101	94	313	268
Data processing and communications	248	295	718	613
Foreclosed asset expense	—	—	422	(36)
Postage and freight	94	84	264	248
Travel and education	122	118	403	318
Equity in limited partnerships (gains) losses	(77)	53	9	103
Employee hiring expense	1	41	190	139
Other expense	396	309	1,131	1,224

Total non-interest expense	$4,192	$3,994	$14,378	$11,838

Non-interest expenses in the third quarter of 2007 were $4.2 million, compared with $4.0 million in the third quarter of 2006. Included in the current quarter’s results was a non-cash credit of $245,000 for the ineffective portion of the Company’s cash flow hedges. Excluding the amounts related to hedge ineffectiveness from both periods, total non-interest expenses for the third quarter of 2007 increased $376,600 over the same quarter of 2006. The increase was primarily a reflection of the overall higher level of staffing, including hiring costs, merit increases and performance-based pay, occupancy, data processing and professional services. These expenses were primarily due to loan growth, the expansion of the Company’s international trade finance capabilities late in the second quarter of 2006, professional fees associated with non-performing assets and costs associated with the Company’s compliance with Sarbanes-Oxley Act requirements for 2007.

As of September 30, 2007, the Company had interest rate contracts outstanding with a notional amount totaling $125 million. The Company entered into these contracts, designated as cash flow hedges in December 2006, to manage its risk of overall changes in cash flows related to interest income receipts on prime-based variable-rate loans. All derivatives are reported at their fair value in the Consolidated Statements of Condition. Included in the third quarter of 2007 results was a $245,000 non-cash credit for the ineffective portion of the Company’s interest rate contracts. The year-to-date 2007 non-cash charge totaled $388,000, compared with $115,000 for the 2006 period. The fair value of the Company’s interest rate contracts increased substantially in the third quarter of 2007, with the change deemed effective recorded on the balance sheet in accumulated other comprehensive income.

To reduce potential future income statement impacts from hedge ineffectiveness, the Company de-designated its interest rate contracts and re-designated them as of June 1, 2007, modifying the hedge strategy to match specific spread-to-prime pools of loans from which the Company receives interest income. The interest rate contracts continue to be designated as cash flow hedges related to interest income receipts on prime-based variable-rate loans. To the extent any hedge ineffectiveness continues to occur, amounts recognized in the Company’s income statement will be affected by future decreases or increases in the fair value of its interest rate contracts. When a hedged item is de-designated prior to maturity, previous adjustments to accumulated other comprehensive income (AOCI) are recognized in earnings to match the earnings recognition pattern over the life of the hedged item if the expected cash flows are probable of occurring as originally specified at inception of the initial hedging relationship. The Company expects the hedged cash flows to continue to be probable of occurring as originally specified at inception of the hedges. The amount of AOCI, net of tax, at the date of de-designation that remained after re-designation was approximately $783,000 at September 30, 2007.

With respect to salaries and employee benefits, the Company had 144 full-time equivalent employees at September 30, 2007, compared with 129 at September 30, 2006. In addition, share-based compensation included in the third quarter and first nine months of 2007 totaled $26,100 and $253,300, respectively. In the three and nine-month periods ended September 30, 2006, share-based compensation expenses was $9,700 and $77,100, respectively. The higher amounts in 2007 were primarily due to no share-based compensation awards being made in 2006. Regarding data processing and communications, in mid-2006 the Company out-sourced its core processing, lending and internet banking system to a third party service provider. As the Company’s data processing was previously managed in-house, the 2007 amounts reflect the higher level of amounts paid to third parties. The system conversions are expected to improve long-term operating and financial reporting efficiencies, as well as provide the infrastructure to support the Company’s plans for growth.

Income Taxes

The effective tax rate for the first nine months of 2007 was 25.2%, compared with 27.0% during the same period of 2006. The lower effective tax rate in 2007 was primarily due to the lower level of pre-tax income and a corresponding higher proportion of tax-exempt income. The effective tax rates were below the federal tax rate of 34 percent principally due to non-taxable income from bank-owned life insurance, income from tax-exempt investment securities and loans, and tax credits arising from low income housing investments.

Financial Condition

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	September 30, 2007	December 31, 2006
Mortgage-backed securities	$35,969	$36,223
Municipal bonds	21,376	21,465

	$57,345	$57,688

Total investment securities as of September 30, 2007 were $57.3 million, compared with $57.7 million at December 31, 2006. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy. Three investment securities were purchased during the first nine months of 2007.

Loans

Total loans outstanding were $398.8 million and $358.4 million at September 30, 2007 and December 31, 2006, respectively. Unfunded loan commitments were $116.6 million at September 30, 2007 and $127.3 million at December 31, 2006.

The Company’s loan growth in the first nine months of 2007 occurred primarily in commercial and industrial loan originations. While continuing to provide quality service to our existing real estate loan customers, management expects to expand its commercial lending products and emphasize relationship banking with its business customers. The Company’s real estate loan and other underwriting standards continue to be prudent. The following table presents the composition of the Company’s loan portfolio at the dates indicated. The loan classifications follow bank regulatory guidelines. Under these guidelines, loan that have any real estate as part of the collateral pool supporting the loan are classified as real estate, irregardless of the purpose of the loan or the relative amount of real estate in the collateral pool.

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$117,687	29.4%	$83,449	23.2%
Real estate:
Construction	77,094	19.2%	91,753	25.5%
Residential 1-4 family	44,568	11.2%	36,241	10.1%
Multifamily	16,274	4.1%	16,591	4.6%
Commercial	141,826	35.5%	128,132	35.7%
Installment and other consumer	2,312	0.6%	3,302	0.9%

Total loans, gross	399,761	100.0%	359,468	100.0%

Deferred loan fees	(920)		(1,078)

Loans, net of deferred loan fees	$398,841		$358,390

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

Special Allowance. Special allowances are established to facilitate changes in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

•	effectiveness of credit administration;

•	adequacy of loan review;

•	loan operations personnel and processes;

•	the trend in loan growth and the percentage of change;

•	concentrations both geographic and industry-specific;

•	competitive issues that impact loan underwriting/structure;

•	economic conditions, including interest rate trends;

•	introduction of various loan products and/or specific marketing efforts; and

•	large credit exposure and trends.

•	non-performing commercial real estate portfolio

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

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $6.1 million at September 30, 2007 and $4.8 million December 31, 2006. The overall increase in the allowance for credit losses which, includes the reserve for unfunded loan commitments and the allowance for loan losses, related primarily to growth of the loan portfolio and the amount of specific reserves related to non-accrual loans at September 30, 2007. The allowance for loan losses, as a percentage of total loans, increased from 1.25% on December 31, 2006 to 1.46% at September 30, 2007. Management believes the allowance for credit losses at September 30, 2007 is adequate to absorb current potential or anticipated losses based upon its evaluations and analysis of portfolio credit quality and prevailing economic conditions.

The following table shows the components of the allowance for credit loss for the periods indicated:

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$3,057	50%	$3,463	72%
Specific	1,032	17%	—	—
Special	1,958	32%	1,247	26%
Available for other factors	53	1%	115	2%

Total allowance for credit losses	$6,100	100%	$4,825	100%

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Loans outstanding at end of period, net of deferred fees	$398,841	$344,273	$398,841	$344,273
Average loans outstanding during the period	$393,133	$337,942	$377,579	$306,738
Allowance for credit losses, beginning of period	$5,185	$5,367	$4,825	$4,668
Loans charged off:
Commercial	23	900	73	901
Real estate	—	—	—	—
Consumer and other	9	18	46	67

Total loans charged-off	32	918	119	968

Recoveries:
Commercial	213	224	319	267
Real estate	1	—	3	2
Consumer and other	8	10	72	24

Total recoveries	222	234	394	293

Net loans charged off (recovered) during the period	(190)	684	(275)	675
Provision for credit losses	725	800	1,000	1,490

Allowance for credit losses, end of period	$6,100	$5,483	$6,100	$5,483

Components
Allowance for loan losses			$5,828	$5,208
Liability for unfunded credit commitments			272	275

Total allowance for credit losses			$6,100	$5,483

Ratio of net loans charged off to average loans outstanding (annualized)	(0.2)%	0.8%	(0.1)%	0.3%
Allowance for loan losses/total loans			1.46%	1.51%
Allowance for credit losses/total loans			1.53%	1.59%
Allowance for credit losses/non-performing loans			50%	271%
N/M- Not meaningful

Non-Performing Assets

Non-performing assets includes repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets at the dates indicated:

(dollars in thousands)	September 30, 2007	December 31, 2006
Loans on non-accrual status	$12,220	$1,137
Other real estate owned	—	—
Other repossessed assets	14	622

Total non-performing assets	$12,234	$1,759

Total assets	$517,026	$468,395

Percentage of non-performing assets to total assets	2.37%	0.38%

Total non-performing assets at September 30, 2007 were $12.2 million compared with $1.8 million at December 31, 2006 and $16.9 million at June 30, 2007. In the third quarter of 2007, a $4.2 million non-performing loan at June 30, 2007 was paid off and approximately $600,000 of equipment repossessed in the second quarter of 2007 was sold.

At September 30, 2007, $12.0 million of loans (included in non-accrual loans) were classified as impaired, with associated specific reserves of $1.0 million. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, as a practical expedient, the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes that, after considering economic and business conditions, collection efforts, and collateral position, the borrower’s financial condition indicates that collection of principal is not probable.

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

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank’s primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market. Investment in securities available-for-sale was $57.3 million at September 30, 2007 compared with $57.7 million at December 31, 2006.

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	September 30, 2007	December 31, 2006
Non-interest-bearing demand deposits	$107,361	$107,943
Savings	17,222	17,773
Interest-bearing demand deposits	16,950	15,132
Money market accounts	87,818	62,956
Certificates of deposit under $100,000	66,393	53,823
Certificates of deposit over $100,000	146,043	141,823

Total	$441,787	$399,450

Total deposits were up 11% from year-end 2006. At September 30, 2007, the Bank’s brokered deposits totaled $113.7 million, compared with $79.1 million at December 31, 2006. The increase in brokered deposits reflected the growth in the Company’s loan portfolio in excess of growth in core deposits. To the extent the Company’s future loan growth exceeds the increase in its core deposits, brokered deposits or other sources of funds will be used to supplement core deposits.

The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $50.0 million for short-term liquidity needs. In addition, the parent company has a $2 million line of credit with a correspondent bank. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20% of the Bank’s assets, or approximately $103 million, as of September 30, 2007, subject to collateral limitations and existing outstandings under the line. The line is available for overnight federal funds, or notes with other terms and maturities. At September 30, 2007, the Company had no overnight federal funds borrowings with FHLB.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash from operating activities was $5.6 million for the first nine months of 2007, principally from earnings. Net cash from operating activities in the first nine months of 2006 was also principally from earnings and an increase in accrued interest payable and other liabilities. The increase in accrued interest and other liabilities primarily related to income tax refunds received in the third quarter of 2006 and applied to net taxes payable. Net cash used by investing activities in the 2007 and 2006 periods was due primarily to loan growth. Cash received in financing activities in the first nine months of 2007 was primarily related to a $42.3 million net increase in deposits. In the first nine months of 2006, net deposit growth provided $77.6 million of cash to support loan growth.

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

As of September 30, 2007, the Company had one wholly-owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) in 2005. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of September 30, 2007, trust preferred securities accounted for 18.6% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table presents selected capital information for the Company and the Bank as of September 30, 2007 and December 31, 2006:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Total risk-based capital:
Consolidated	$71,970	15.11%	$38,101	>8.00%	N/A	N/A
Bank	$67,935	14.29%	$38,019	>8.00%	$47,524	>10.00%
Tier 1 risk-based capital:
Consolidated	$66,520	13.97%	$19,051	>4.00%	N/A	N/A
Bank	$62,485	13.15%	$19,010	>4.00%	$28,514	>6.00%
Tier 1 (leverage) capital:
Consolidated	$66,520	13.30%	$20,004	>4.00%	N/A	N/A
Bank	$62,485	12.50%	$19,988	>4.00%	$24,985	>5.00%
December 31, 2006
Total risk-based capital:
Consolidated	$66,123	15.79%	$33,511	>8.00%	N/A	N/A
Bank	$63,362	15.17%	$33,418	>8.00%	$41,772	>10.00%
Tier 1 risk-based capital:
Consolidated	$61,298	14.63%	$16,756	>4.00%	N/A	N/A
Bank	$58,537	14.01%	$16,709	>4.00%	$25,063	>6.00%
Tier 1 (leverage) capital:
Consolidated	$61,298	13.14%	$18,655	>4.00%	N/A	N/A
Bank	$58,537	12.66%	$18,488	>4.00%	$23,110	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of September 30, 2007 and December 31, 2006, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

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

Interest Rate Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. As of September 30, 2007, the Bank was asset sensitive.

For a complete description of the Company’s disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2006.

Item 4.	Controls and Procedures

As of September 30, 2007, the Company evaluated, under the supervision and the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective in timely alerting them to information relating to the Company that is required to be included in its periodic SEC filings.

There have been no changes in the Company’s internal controls or in other factors that had a material effect or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company from time to time is involved in litigation resulting from the collection of secured and unsecured indebtedness as part of its business of providing financial services. In some cases, such litigation will involve counterclaims or other claims against the Company, including allegations of “lender liability” claims on various theories. Such proceedings against financial institutions sometimes also involve claims for punitive damages in addition to other specific relief.

In the Company’s Form 10-Q filed for the quarter ended June 30, 2007, the Company reported that Cowlitz Bank (doing business as Bay Bank), as successor in interest by merger to AEA Bank, brought claims against individual guarantors of a loan made by AEA Bank to AlaskaCatch, LLC after the borrower defaulted, and that during the second quarter of 2007 the defendants sought to add AlaskaCatch as a party to the litigation for the purpose of bringing counterclaims against Bay Bank. The Company recently settled the litigation.

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

On September 5, 2007, the Company announced a stock repurchase program for up to 500,000 shares. No shares were repurchased in the quarter ending September 30, 2007.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6. Exhibits

(a) Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed January 15, 1998; File No. 333-44355/Film No. 98507908)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 29, 2007; File No. 000-23881/Film No. 071196564)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007

Cowlitz Bancorporation
(Registrant)

By:	/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer