Form 10-K
period 2007-12-31
COWLITZ BANCORPORATION
filed 2008-03-31
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒   No

The aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2007, was $67,574,010.

Common Stock, no par value, outstanding as of February 29, 2008: 5,054,507

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2008 annual meeting of shareholders are incorporated by reference in Part III hereof.

Note:  This document has not been reviewed, or confirmed for accuracy or relevancy by the Federal Deposit Insurance Corporation.

Forward-Looking Statements

This discussion and information in this document, particularly in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the accompanying financial statements, contain certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are all statements other than statements of historical fact and are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: the factors described in Item 1A of this report, changes in general economic conditions, competition for financial services in the market area of the Company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In this Annual Report on Form 10-K we make forward-looking statements about the adequacy of our allowance for credit losses, the necessity of provisions for loan losses, the expected positive impact of our system conversion and our belief regarding the economic prospects of our market area and the related impact on loan growth and the quality of our loan portfolio.

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

The Company offers or makes available a broad range of financial services to its customers, primarily small and medium-sized businesses, professionals, and retail customers. The Company’s goals are to offer exceptional customer service and to invest in the markets it serves through its business practices and community service. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, international banking services, internet banking, mortgage banking and trust services. The Company’s customers have access to the Bank’s products and services through a variety of convenient channels such as 24 hour—7 days a week automated phone and internet access and ATMs, as well as through branch locations. Beginning in the first quarter of 2008, the Bank began offering its business customers remote deposit capture. This service allows customers to make deposits electronically without leaving their office.

On October 31, 2005, the Company acquired all of the outstanding shares of common stock of AEA Bancshares, Inc. (AEA), the parent company of Asia-Europe-Americas Bank, in an acquisition accounted for as a purchase. The acquisition is consistent with the Company’s business banking expansion strategy in King County, Washington. The former Asia-Europe-Americas Bank office in Seattle operates as a Bay Bank branch. Also based in the Seattle office, in the second quarter of 2006 the Company established its international banking department.

Prior to 2004, the Company also operated Bay Mortgage and Bay Escrow offices in Bellevue and Seattle, Washington. As part of a strategy to consolidate resources into commercial banking and reduce reliance on mortgage lending activities, those offices were closed during the fourth quarter of 2003 and first quarter of 2004.

For the year 2007, the Company recorded net income of $86,000 or $0.02 per diluted share. At December 31, 2007, the Company had total assets of $514.2 million, total liabilities of $458.7 million, and total shareholders’ equity of $55.5 million. Book value per share was $10.99 at year-end 2007. At December 31, 2007, net loans were $391.5 million, approximately 76% of total assets, and total deposits were $441.2 million.

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

Commercial Loans. Commercial lending is a focus of the Company's lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include operating lines of credit that support accounts receivables and inventory, as well as secured term loans to finance machinery and equipment. The Company has historically reported loans in accordance with Bank regulatory guidelines. As a result, a substantial portion of the Company's commercial loans are designated as real estate loans, as the loans are secured by mortgages or trust deeds on real property, although some of these loans were not made to finance real estate nor does the repayment depend on the sale of or income from the real estate. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. A second category of commercial lending involves construction or term loans on commercial income producing properties and acquisition and development loans for single family residential development. These loans are secured by real property and are generally limited to 75% of the value of collateral. In most cases, the Company requires personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by lower single borrower lending limits imposed by law.

Real Estate Loans. This category supports single family residential lending. The loans are available for construction, purchase, or refinancing of residential properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. The Company provides customers access to long-term residential real estate loans through Bay Mortgage and its branch network, focusing on all facets of residential lending from single family homes to small multiplexes, including FHA and VA loans, construction and bridge loans. Real estate loans reflected in the loan portfolio also include loans made to commercial customers that are secured by real property.

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

Trust Services. Cowlitz Bank is the only bank headquartered in Cowlitz County to offer complete in-house trust services. The trust department, located in the offices of the main branch in Longview, Washington provide trust services to individuals, partnerships, corporations and institutions and acts as fiduciary of living trusts, estates, conservatorships and other plans. The Company believes these services add to the value of the Bank as a community bank by providing local access to services that are offered by out of the area financial institutions.

International Banking. Through its Seattle branch, the Company offers a variety of international banking services. To assist customers with import, export and other trade related needs, the Company provides commercial and standby letters of credit, foreign exchange and foreign collection services, international funds transfer capabilities accounts receivable financing and foreign denominated accounts (euro, pounds, yen).

Internet Banking. Internet banking and cash management systems are available to both business and individual customers, providing secure access to information and services from the Company’s website. Business clients can avail themselves of comprehensive cash management program which allows them to easily and securely move money between accounts, wire funds, receive funds, pay bills, and generally manage their financial resources. Retail customers have the ability to access account information, pay bills, and manage their accounts by way of the internet. The Company’s website address is www.cowlitzbancorporation.com and the Bank’s websites are www.cowlitzbank.com, www.bay-bank.com and www.bay-loans.com. The content of these websites is not incorporated into this document or into the Company’s other filings with the SEC.

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

Market Areas and Competition

The Company's primary market areas in which it accepts deposits and makes loans are Cowlitz County, in southwest Washington; King County, Washington; the Portland metropolitan area in Oregon; and the surrounding counties in Washington and northwest Oregon. As a community bank, the Bank has certain competitive advantages due to its local focus, but is also more closely tied to the local community than many of its competitors, which serve a number of geographic markets. Bay Mortgage operations are concentrated in southwestern Washington.

According to the US Department of Labor—Bureau of Labor Statistics website, both Washington (28th at 4.8%) and Oregon (41st at 5.6%) were among the states with relatively high unemployment rates during December 2007. Washington’s December 2007 unemployment rate declined 0.2% from a year ago. The Seattle metropolitan area’s unemployment rate (not seasonally adjusted) was 4.0% and ranked 31 out of 367 metropolitan areas. Washington ranked in the top ten states for year-over-year job growth in 2007 and 2006. Oregon’s December 2007 unemployment rate increased 0.2% from a year ago. The Portland –Vancouver metropolitan area’s unemployment rate was 4.9% and ranked 164. The increase in the unemployment rate reflects the decline in the residential real estate construction industry. The Longview area in Cowlitz County, Washington, continues to experience cyclically higher levels of unemployment than the Seattle metropolitan area. In December 2007, unemployment in Cowlitz County was 6.8%, an increase of 0.6% from a year ago. The increase primarily reflected recent workforce reductions in the forest products industry.

In the first quarter of 2008, the Federal Reserve made a series of interest rate cuts to support a softening national economy. Contributing to concerns about a U.S. recession in 2008 are the significant declines in most residential real estate markets and the increase in mortgage loan delinquencies and foreclosures, increasing unemployment rates, higher energy costs and lower consumer confidence. According to Standard & Poor’s S&P/Case-Shiller quarterly index, for the fourth quarter of 2007, Portland, Oregon and Seattle, Washington, were two of the three major metropolitan areas out of 20 to show year-over-year increases in existing single-family home prices. However, the Company expects the economy in the Pacific Northwest to generally follow the direction of the national economy in 2008.

Commercial banking in the state of Washington and northwest Oregon is highly competitive with respect to providing banking services including making loans and attracting deposits. The Company competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages and other financial institutions. Banking in Washington and Oregon is dominated by several significant banking institutions which together account for a majority of the total commercial and savings bank loans and deposits in Washington and Oregon. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. The Company has attempted to offset some of the advantages of the large competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to deliver financial products and better compete in targeted customer segments. The Company has positioned itself as a local alternative to larger competitors that may be perceived by customers or potential customers to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of the target customers, by offering excellent customer service and investing in the markets it services through its business practices and community service.

In addition to larger institutions, other community banks and credit unions have been formed, expanded, or moved into the Company’s market areas and have developed a similar focus to the Company. This growing number of similar financial institutions and an increased focus by larger institutions on the Company’s market segments has led to intensified competition in all aspects of the Company’s business. Increased competitive pressure and changing customer deposit behaviors could adversely affect the Bank’s market share of deposits.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) led to further competition in the financial services industry. The GLB Act eliminated many of the barriers to affiliation among providers of various types of financial services and permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms and other financial service providers. Additionally, the rapid adoption of financial services through the internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market areas. For example, remote deposit services allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry. Although the Company has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

The financial services industry has experienced widespread consolidation over the last decade. The Company anticipates that consolidation among financial institutions in its market areas will continue. As noted the Company may seek acquisition opportunities in markets of strategic importance to it from time to time. However, other financial institutions aggressively compete against the Company in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves and stock for use in acquisitions that is more liquid and more highly valued by the market.

Employees

As of December 31, 2007, the Company employed a total of 142 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Company considers its relationships with its employees to be favorable.

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

At December 31, 2007, the regulatory capital ratios for the Company and the Bank were:

	December 31, 2007
	Company	Bank
Total risk-based capital to risk-weighted assets	14.82%	14.06%
Tier 1 Capital to risk-weighted assets	13.56%	12.81%
Tier 1 leverage ratio	12.51%	11.78%

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

The Reform Act created a new system and assessment rate schedule to calculate an institution’s assessment. For 2007, the assessment rates ranged from $0.05 to $0.43 per $100 of deposits annually. Assessment rates for well managed, well capitalized institutions ranged from $0.05 to $0.07 per $100 of deposits annually. The Bank’s assessment rate for 2007 fell within this range and is expected to fall within this range for 2008. In 2007, the FDIC issued one-time assessment credits that were used to offset FDIC assessments. The Bank’s credit was fully utilized and covered the majority of the assessment in 2007. The Bank does not have any remaining credit to offset assessments in 2008. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the DIF to prescribed statutory target levels. Further increases in the assessment rate could have a material adverse affect on the Company’s earnings, depending on the amount of the increase.

Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (“FICO”) to service FICO debt incurred in the 1980's. The current FICO assessment rate for DIF insured deposits are $0.0114 per $100 of deposits per year. An increase in deposit or FICO assessments could have an adverse effect on the Bank's earnings, depending upon the amount of the increase.

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

The GLB Act also includes provisions to protect consumer privacy by prohibiting financial services providers, whether or not affiliated with a bank, from disclosing non-public personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the provider’s privacy policy.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-income and moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings are “outstanding,” “satisfactory,” “needs to improve” and "substantial non-compliance."

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

The Company’s most recent rating under CRA is “satisfactory.” This rating reflects the Company's commitment to meeting the credit needs of the communities it serves. Although the Company strives to maintain a satisfactory or higher rating, no assurance can be given that the Company will maintain this rating in the future. If the Company’s CRA rating were to fall below “satisfactory” it may inhibit its ability to obtain regulatory approval for acquisitions or expansion.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addressed public company corporate governance, auditing, accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act and related SEC regulations provides for, among other matters:

•	a prohibition on personal loans by Cowlitz to its directors and executive officers except loans in the ordinary course of business made by the Bank;

•	independence requirements for Board audit committee members and the Company’s auditors;

•	certification of Exchange Act reports by the chief executive officer and the chief financial officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders;

•	internal and disclosure controls and procedures requirements; and

•	increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act also requires:

•	management to establish, maintain and evaluate disclosure controls and procedures;

•	report on its annual assessment of the effectiveness of internal controls over financial reporting; and

•	a company’s auditor to attest to management’s assessment of internal controls.

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies. In 2007, the SEC extended the requirement for a company’s auditor to attest to management’s assessment of internal controls for a small company, as defined by the SEC. For 2007, the Company met the definition of a small company and, therefore, did not have its external auditor attest to management’s assessment of internal controls. In 2007, the Sarbanes-Oxley Act substantially increased the Company’s reporting and compliance expenses.

Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA Patriot Act”), enacted in 2001:

•	prohibits banks from providing correspondent accounts directly to foreign shell banks;

•	imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals;

•	requires financial institutions to establish an anti-money-laundering (“AML”) compliance program; and

•	generally eliminates civil liability for persons who file suspicious activity reports.

The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act, which to some degree, affects the Bank’s record-keeping and reporting expenses. Should the Bank’s AML compliance program be deemed insufficient by federal regulators, the Company would not be able to grow through acquiring other institutions or opening de novo branches.

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

A sustained economic downturn could affect these local economies, resulting in an adverse effect on the Company’s financial condition or results of operations.

The Company has a concentration of real estate collateral securing loans.

Many of the Company’s loans are secured by real estate located in Washington and Oregon. A decline in the real estate market could lead to a decrease in the value of collateral securing loans to the Company’s customers. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be diminished, and the Company would be more likely to incur losses on defaulted loans.

Interest rates are subject to constant, often unpredictable changes and could have an adverse effect on our earnings.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Company’s net income. Interest rates are key drivers of net interest margin and are subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and rapid decreases in interest rates could result in interest income decreasing faster than interest expense, for example, when management is unable to match decreases in market interest rates, lowering earning assets yield, with reduced rates paid on deposits or borrowings. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth, particularly in construction lending, an important factor in the Company’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. For more information on this topic see “Quantitative and Qualitative Disclosures about Market Risk.”

Our allowance for credit losses may not be adequate.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on the Company’s financial condition or results of operation. The Company maintains a reserve for credit losses to absorb estimated probable loan losses inherent in the loan and commitment portfolios as of the balance sheet date. In determining the level of the reserve, management makes various assumptions and judgments about the loan portfolio. If the Company’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect the Company’s financial condition or results of operations. The Company establishes its level of reserve for credit losses as a result of management’s continued evaluation of specific credit risks, loan loss experience, quality of the current loan portfolio, loan concentrations, economic conditions, regulations, political climate, new information about borrowers, additional problem loans and other factors.

We may be subject to environmental liability risk associated with lending activities.

A significant portion of the Bank’s loan portfolio is secured by real property. In the ordinary course of business, the Bank may foreclose on and take title to properties securing loans. There is a risk that hazardous or toxic substances will be found on these properties, in which case the Bank may be liable for remediation costs and related personal injury and property damage. Compliance with environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. Environmental indemnifications obtained from borrowers and their principals or affiliates may not adequately compensate the Bank for losses related to environmental conditions. The remediation costs and financial liabilities associated with environmental conditions could have a material adverse effect on our financial condition and results of operations.

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

The Company competes with well-established, large banks based outside of the region, community banks, credit unions, thrift institutions, investment banking firms, insurance companies, payday loan offices and mortgage lenders for depositors and borrowers. Management believes the most significant competitive factor is customer service, in addition to competitively priced loans and deposits, for structure, branch locations and the range of banking products and services offered.

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

Federal and state regulations are designed to protect depositors, federal deposit insurance funds, consumers and the banking system, not our shareholders. Banking regulations can significantly restrict our business. Additional laws and regulations affecting banks and bank holdings companies are often proposed at the state and federal levels, which could affect our ability to compete with non-bank companies. The operations of the Company and the Bank may be adversely affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings. Failure to comply with the laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation which could have an adverse effect on the Company’s business and financial results.

If we acquire companies in the future, our earnings could be reduced if we are unable to successfully integrate operations.

We explore opportunities to acquire other banks. If we are able to find a suitable acquisition opportunity and negotiate and close a transaction, but we experience difficulty in integrating an acquired company, consequently, we may not realize expected revenue enhancements, cost savings, increases in geographic presence or other projected benefits. Integration could also disturb customer and employee relationships at the acquired company, causing deposit run-off and loss of key employees. Resources spent on integration may also detract from our ability to grow existing business.

The Company may not be able to attract or retain key banking employees.

The Company strives to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense which will limit the Company’s ability to hire new professionals. Banking related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its main office space in Longview, Washington, occupying approximately 27,500 square feet. The Company owns branches in Kelso and Kalama, Washington. All other facilities are leased. Six of these banking offices have automated teller machines and three provide drive-up services. The following are all of the Company’s locations at December 31, 2007.

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

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were presented for a vote of the Company’s shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Cowlitz Bancorporation stock trades on the NASDAQ Global Market under the symbol “CWLZ”.

	2007			2006
	Market Price		Cash Dividend Declared	Market Price		Cash Dividend Declared
	High	Low		High	Low
1st Quarter	$17.00	$16.10	$—	$14.60	$13.13	$—
2nd Quarter	17.55	16.25	—	16.20	13.55	—
3rd Quarter	16.40	12.38	—	16.88	14.94	—
4th Quarter	15.01	11.29	—	17.43	16.25	—

During 2007 and 2006, the Company neither declared nor paid any dividends to its stockholders. As of February 29, 2008 there were 5,054,507 shares of common stock outstanding and 355 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”.

On September 5, 2007, the Company announced a stock repurchase plan program for up to 500,000 shares. No shares were purchased as of December 31, 2007.

Stock Performance Graph

The following chart, which is furnished not filed, compares the annual percentage change in the cumulative total return of Cowlitz Bancorporation common stock during the period commencing December 31, 2002 and through the fiscal years ended December 31, 2007 with the total return index for the NASDAQ Composite Index and the total return index for the NASDAQ Bank Index. This comparison assumes $100.00 was invested on December 31, 2002, in Cowlitz common stock and in the comparison indices, and assumes reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information for the chart was obtained using the NASDAQ closing price as of that date.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cowlitz Bancorporation	100.00	148.22	146.77	189.72	221.08	154.15
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank Index	100.00	129.93	144.21	137.97	153.15	119.35

Cowlitz Bancorporation’s total cumulative return was 54.15% over the five-year period ending December 31, 2007, compared with 98.6% and 19.35% for the NASDAQ Composite and NASDAQ Bank indices, respectively.

Item 6.	Selected Financial Data

	As of and For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Interest income	$36,226	$31,638	$19,698	$15,243	$16,282
Interest expense	13,871	9,263	4,902	3,048	4,962

Net interest income	22,355	22,375	14,796	12,195	11,320
Provision for credit losses	7,800	2,640	870	210	237

Net interest income after provision for credit losses	14,555	19,735	13,926	11,985	11,083
Non-interest income	3,462	2,825	2,194	2,787	9,406
Non-interest expense	18,721	16,099	12,304	12,242	20,410

Income (loss) before income taxes	(704)	6,461	3,816	2,530	79
Income tax (benefit) provision	(790)	1,702	859	590	(38)

Net income	$86	$4,759	$2,957	$1,940	$117

Per share data:
Diluted earnings per share	$0.02	$0.93	$0.66	$0.47	$0.03
Cash dividends per share	$—	$—	$—	$—	$—
Weighted average diluted shares outstanding	5,175,526	5,098,334	4,451,466	4,094,109	4,004,502
Balance Sheet Data (at period end)
Loans, net of deferred fees	$397,325	$358,390	$270,247	$189,346	$163,490
Allowance for loan losses	5,801	4,481	4,668	3,796	3,968
Net loans charged-off during period	6,635	2,483	1,649	382	2,419
Total non-performing assets (1) (2)	13,226	1,759	4,156	818	3,225
Total assets (1)	514,180	468,395	370,095	273,286	268,799
Total deposits	441,179	399,450	309,195	234,610	226,480
Total liabilities (1)	458,640	417,670	325,154	237,588	236,997
Total shareholders’ equity	55,540	50,725	44,941	35,698	31,802
Balance Sheet Data (average for period)
Average loans, net of deferred fees	$383,477	$319,577	$219,882	$177,064	$173,966
Average interest-earning assets	446,337	384,251	284,080	242,310	271,771
Average total assets	489,141	422,133	308,542	265,411	292,520
Average shareholders’ equity	53,932	47,642	36,483	33,477	32,660
Selected Ratios
Return on average total assets	0.02%	1.13%	0.96%	0.73%	0.04%
Return on average shareholders’ equity	0.16%	9.99%	8.11%	5.80%	0.36%
Net interest margin (fully tax-equivalent)	5.12%	5.90%	5.28%	5.10%	4.18%
Efficiency ratio (3)	72.51%	63.88%	72.42%	81.71%	98.48%
Allowance for loan losses to:
Ending total loans	1.46%	1.25%	1.73%	2.00%	2.43%
Non-performing loans	54%	394%	112%	N/M	212%
Non-performing assets to ending total assets	2.57%	0.38%	1.12%	0.30%	1.20%
Net loans charged-off to average loans	1.73%	0.78%	0.75%	0.22%	1.39%
Shareholders’ equity to average assets	11.35%	12.02%	14.57%	13.45%	10.87%
Tier 1 capital ratio (4)	13.56%	14.63%	17.63%	16.00%	15.12%
Total risk-based capital ratio (5)	14.82%	15.79%	18.89%	17.26%	16.38%

(1)	For purposes of this presentation, immaterial results from discontinued operations have been included in the total.
(2)	Non-performing assets consist of non-accrual loans, loans contractually past due 90 days or more, and repossessed assets.
(3)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(4)	Tier 1 capital divided by risk-weighted assets.
(5)	Total risk-based capital divided by risk-weighted assets.

N/M—Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations—Overview

For the year ended December 31, 2007, the Company recorded net income of $86,000, or $0.02 per diluted share. This compares with net income of $4.8 million, or $0.93 per share, and $3.0 million, or $0.66 per share, for the corresponding periods ended December 31, 2006, and 2005, respectively. Average loans in 2007 totaled $383.5 million, an increase of 20% over 2006, and up significantly from $219.9 million in 2005. This loan growth, primarily in commercial and real estate loans, was funded mostly by the growth in deposits, with a significant portion consisting of certificates of deposits.

Net interest income was down slightly compared with 2006 results, and up 51% over 2005 results. The net interest margin (on a fully tax-equivalent basis) was 5.12% in 2007, compared with 5.90% and 5.28% in 2006 and 2005, respectively. The decline in net interest margin in 2007 related to several factors, including recent Federal Reserve rate cuts, competitive loan and deposit pricing, and interest reversals on non-accrual loans, as well as a higher level of non-accrual loans.

The Company’s provision for credit losses was $7.8 million in 2007, compared with $2.6 million in 2006 and $0.9 million in 2005. Net charge-offs of $6.6 million were recorded in 2007, compared with $2.5 million and $1.6 million in 2006 and 2005, respectively. The charge-offs in 2007 primarily related to residential land acquisition and development loans. At December 31, 2007, total non-performing assets were $13.2 million compared with $1.8 million at year-end 2006 and $4.2 million at December 31, 2005. Non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing, and repossessed assets.

Non-interest income and non-interest expenses in 2007 increased significantly when compared with 2006, reflecting an overall higher level of staffing, occupancy, data processing and branch activities due to loan growth and the expansion of the Company’s international trade finance capabilities. In 2007, the Company incurred higher levels of professional fees related to efforts to comply with Sarbanes-Oxley Act requirements and to higher levels of non-performing assets.

Critical Accounting Policies

The Company’s most critical accounting policy is related to the allowance for credit losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

Quantitative factors include:

•	the volume and severity of non-performing loans and adversely classified credits,

•	the level of net charge-offs experienced on previously classified loans,

•	the nature and value of collateral securing the loans,

•	the trend in loan growth and the percentage of change,

•	the level of geographic and/or industry concentration,

•	the relationship and trend over the past several years of recoveries in relation to charge-offs, and

•	other known factors regarding specific loans.

Qualitative factors include:

•	the effectiveness of credit administration,

•	the adequacy of loan review,

•	the adequacy of loan operations personnel and processes,

•	the effect of competitive issues that impact loan underwriting and structure,

•	the impact of economic conditions including interest rate trends,

•	the introduction of new loan products or specific marketing efforts,

•	large credit exposure and trends, and

•	industry segments that are exhibiting stress.

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

	As of and For the Year Ended December 31,
	2007			2006			2005
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$383,477	$33,191	8.66%	$319,577	$28,521	8.92%	$219,882	$16,967	7.72%
Taxable securities	34,010	1,865	5.48%	36,594	1,925	5.26%	41,004	1,884	4.59%
Non-taxable securities (2)	21,747	1,383	6.36%	19,690	1,096	5.57%	14,777	809	5.47%
Federal funds sold	5,207	262	5.03%	5,919	268	4.53%	5,977	201	3.36%
Interest-earning balances due from banks and FHLB stock	1,896	42	2.22%	2,471	140	5.67%	2,440	42	1.72%

Total interest-earning assets (2)	446,337	36,743	8.23%	384,251	31,950	8.31%	284,080	19,903	7.01%

Cash and due from banks	18,427			15,941			10,004
Allowance for loan losses	(5,141)			(5,074)			(4,675)
Other assets	29,518			27,015			19,133

Total assets	$489,141			$422,133			$308,542

Liabilities and Shareholders Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$104,310	$2,260	2.17%	$96,101	$1,321	1.37%	$83,498	$846	1.01%
Certificates of deposit	210,174	10,602	5.04%	156,655	7,022	4.48%	110,411	3,506	3.18%
Federal funds purchased	2,313	121	5.23%	1,467	83	5.66%	1,889	62	3.28%
Junior subordinated debentures	12,372	875	7.07%	12,372	815	6.59%	8,372	455	5.43%
FHLB and other borrowings	175	13	7.43%	297	22	7.41%	430	33	7.67%

Total interest-bearing liabilities	329,344	13,871	4.21%	266,892	9,263	3.47%	204,600	4,902	2.40%

Non-interest-bearing deposits	100,817			102,201			64,934
Other liabilities	5,048			5,398			2,525

Total liabilities	435,209			374,491			272,059
Shareholders’ Equity	53,932			47,642			36,483

Total liabilities and shareholders’ equity	$489,141			$422,133			$308,542

Net interest income (2)		$22,872			$22,687			$15,001

Net interest spread			4.02%			4.84%			4.61%

Yield on average interest-earning assets			8.23%			8.31%			7.01%
Interest expense to average interest-earning assets			3.11%			2.41%			1.73%

Net interest income to average interest-earning assets (net interest margin)			5.12%			5.90%			5.28%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fee amortization of $1.8 million, $1.8 million, and $0.9 million for 2007, 2006, and 2005, respectively.

The following table shows the dollar amount of the increase (decrease) in the Company’s net interest income and expense, on a tax equivalent basis, and attributes such dollar amounts to changes in volume or changes in rates. Rate/volume variances have been allocated to volume changes:

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)

	Volume	Rate		Volume	Rate
Interest Income:
Interest-earning balances due from banks	$(13)	$(85)	$(98)	$2	$96	$98
Federal funds sold	(36)	30	(6)	(3)	70	67
Investment security income:
Taxable securities	(142)	82	(60)	(232)	273	41
Non-taxable securities	131	156	287	274	13	287
Loans	5,531	(861)	4,670	8,893	2,661	11,554

Total interest income	5,471	(678)	4,793	8,934	3,113	12,047

Interest Expense:
Savings, money market and interest-bearing demand deposits	178	761	939	173	302	475
Certificates of deposit	2,700	880	3,580	2,073	1,443	3,516
Federal funds purchased	44	(6)	38	(24)	45	21
Junior subordinated debentures	—	60	60	263	97	360
FHLB and other borrowings	(9)	—	(9)	(10)	(1)	(11)

Total interest expense	2,913	1,695	4,608	2,475	1,886	4,361

Net Interest Spread	$2,558	$(2,373)	$185	$6,459	$1,227	$7,686

Interest-Earning Assets. Total average earning assets increased $62.1 million in 2007 to $446.3 million, compared with $384.3 million in 2006. Average loans in 2007 increased $63.9 million, or 20%, reflecting the strength of the economy in the Pacific Northwest throughout much of the year and expansion of the Company’s lending staff. The average yield on earning assets in 2007 was 8.23% compared with 8.31% in 2006. The increase in interest income due to the increase in average loans was partially offset by a decrease in loan yields. The Bank’s prime rate stood at 7.25% at year-end 2007 compared to 8.25% at year-end 2006. Approximately two-thirds of the Company’s loan portfolio was composed of variable-rate loans during 2007.

Comparing 2006 to 2005, total average interest earning assets increased $100.2 million. Average loans increased $99.7 million, reflecting the strong economy in the Pacific Northwest during the period and the acquisition of Asia-Europe-Americas Bank (AEA) in late 2005. Average yields earned on interest-earning assets increased 130 basis points (b.p.—100 b.p. is equal to 1.0%), primarily due to the increase in market interest rates during the first six months of 2006. The Bank’s prime rate stood at 8.25% at year-end 2006, unchanged from late June 2006, as the Federal Reserve had not adjusted its benchmark interest rate since that time. The Bank’s prime rate on January 1, 2006 was 7.25%.

Interest-Bearing Liabilities. The average rate paid on interest-bearing liabilities increased 74 b.p. The average rate paid in 2007 was 4.21%, compared with 3.47% in 2006. The Company’s loan growth in 2007 exceeded its growth in non-interest bearing and low-cost deposits, and the balance of the funding need was met primarily through certificates of deposit. The average rate paid on certificates of deposit in 2007 was 5.04% compared with 4.48% in 2006, an increase of 56 b.p., primarily due to the higher rate environment in 2007.

In 2006, a rising interest rate environment led to higher average rates paid for deposits and other borrowings as compared with 2005. The average cost of interest-bearing liabilities increased to 3.47% in 2006 from 2.40% in 2005. Average rates on savings, money market and interest-bearing demand deposits increased 36 b.p., and average rates on certificates of deposits increased 130 b.p. In addition to the increase in non-interest-bearing deposits, loan growth was funded primarily by an increase in certificates of deposit.

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

The Company’s provision for credit losses was $7.8 million for the year ended December 31, 2007, compared with $2.6 million and $870,000 the years ended December 31, 2006 and 2005, respectively. The significant increase in the 2007 provision for credit losses was largely due to the fourth quarter provision for credit losses of $6.8 million. In the fourth quarter of 2007, the Company charged off loans totaling $6.9 million, primarily related to residential land acquisition and development loans in the Portland, Oregon and southwest Washington markets. In addition, a portion of the increase in the provision was consistent with the current credit cycle and reflected the impact of loan growth, loan mix changes and current loan risk ratings of the portfolio. The increase in the provision in 2006 compared with 2005 reflected strong loan growth, but also included the impact of a $1.1 million charge-off due to a loss on a nationally syndicated equipment lease related to an alleged accounting fraud committed by the lessee. In 2006, over 90% of loan and lease charge-offs were non-real estate related.

At December 31, 2007, the allowance for loan losses was 1.46% of total loans compared to 1.25% and 1.73% at December 31, 2006 and 2005, respectively. If loan volumes continue to increase, or if the overall quality of the portfolio were to decline, provisions for credit losses would be expected to increase in future periods.

Non-interest Income

Non-interest income consists of the following components:

	For the Year Ended December 31,
	2007	2006	2005
Service charges on deposit accounts	$683	$695	$553
Mortgage brokerage fees	289	228	291
Fiduciary income	692	602	598
Increase in cash surrender value of bank-owned life insurance	570	516	390
Wire fees	364	464	96
International trade fees	644	127	—
Net losses on sale of investment securities	(265)	(348)	(232)
Other income	485	541	498

Total non-interest income	$3,462	$2,825	$2,194

Total non-interest income was $3.5 million for the year ended December 31, 2007 compared with $2.8 million and $2.2 million for the year ended December 31, 2006 and 2005, respectively. Excluding securities transactions, non-interest income was $3.7 million, $3.2 million and $2.4 million for 2007, 2006, and 2005, respectively.

Service charges on deposit accounts were lower in 2007 compared with 2006, primarily due to a decline in overdraft account balances and a resulting decrease in overdraft fees. Service charges on deposit accounts were 26% higher in 2006 compared with 2005, primarily due to the acquisition of AEA in late 2005. Fiduciary income increased from 2006, primarily due to an increase of 21% in assets under management. The increase in income related to bank-owned life insurance was due to additional investments in 2006 and, to a lesser degree, in 2007. Wire fees decreased in 2007 from 2006 primarily due to accounts switching from a direct cash charge for wire transactions to a bundled service charge agreement with their deposit account. The increase from 2005 to 2006 in wire fees and international trade fees was a result of the acquisition of AEA in late 2005 and the establishment of the Company’s international banking department in the second quarter of 2006.

The Company recognized losses on sale of investment securities in 2007, 2006 and 2005, as certain low-yielding securities were sold and the proceeds used to purchase additional securities to improve the overall yield of the portfolio or invest in higher yielding loans.

Non-interest Expense

Non-interest expense consists of the following components:

	For the Years Ended December 31,
	2007	2006	2005
Salaries and employee benefits	$9,488	$8,567	$6,845
Net occupancy and equipment	2,280	2,110	1,498
Professional services	1,579	1,131	717
Equity in limited partnership (gains) losses	56	195	328
Business taxes	436	386	235
Interest rate contracts adjustments	215	(5)	—
FDIC assessment	103	40	49
Advertising	411	365	308
Data processing and communications	959	877	444
Postage and freight	364	324	275
Travel and education	517	429	299
Employee hiring	245	138	74
Foreclosed asset expense (income)	447	(36)	(225)
Other expenses	1,621	1,578	1,457

Total non-interest expense	$18,721	$16,099	$12,304

Most types of non-interest expense were higher in 2007 compared with 2006 and 2005. These increases were primarily a reflection of the overall higher level of staffing, including hiring costs, merit increases and performance-based pay, occupancy, and data processing. In addition to the Seattle branch acquisition in late 2005, the Company opened a full-service branch in Vancouver, Washington in the first quarter of 2006 and added an international trade finance department in the second quarter of 2006. At December 31, 2007, the Company had 146 full-time equivalent employees compared with 135 at December 31, 2006 and 119 at December 31, 2005.

Professional services include audit expenses, consulting costs, legal and other professional fees. In 2007, expenses for professional services increased over prior year levels primarily due to the outsourcing of the company’s internal audit function, which was staffed internally in 2005, and external assistance with the

Company’s process to comply with Sarbanes-Oxley Act Section 404 requirements for 2007. Data processing and communications were also significantly higher in 2007 compared with 2006 and 2005. Beginning in August 2006, the Company outsourced its core processing, lending, and internet banking systems to a third party service provider. These system conversions are expected to improve long-term operating and financial reporting efficiencies, as well as provide the infrastructure to support the Company’s plans for growth. The Company expensed approximately $334,000 in costs for the new outsourced core processing systems in 2006 subsequent to the conversion. In addition, prepaid maintenance contracts and computer equipment associated with the Company’s former in-house core processing system of approximately $52,000 were written off at the time of conversion. The higher level of travel and education in the 2006 period was partially attributable to travel for training on the new systems.

Foreclosed asset expenses were $447,000 in 2007 compared with income related to foreclosed assets of $36,000 and $225,000 in 2006 and 2005 respectively. Included in the 2007 expenses was $422,000 of foreclosed asset expenses related to the Company’s share of a nationally syndicated equipment lease foreclosed in the fourth quarter of 2006. In the second quarter of 2007, the Company received revised equipment appraisal valuations and recorded a write-down of $305,600 and its share of certain expenses related to the foreclosed equipment. The equipment was sold in 2007.

Included in the non-interest expense for 2007 was a non-cash charge of $215,000 for the ineffective portion of the Company’s cash flow hedges and the change in fair value of its interest rate floor contract. A non-cash credit of $5,000 was recorded in 2006. The Company’s hedges provide an interest rate floor of 7.5% on a pool of variable rate loans totaling $50 million and fixed rate yields ranging from 7.67% to 7.76% on $75 million of variable rate loans. To reduce the volatility in reported earnings associated with the changes in fair value of these interest rate contracts, the Company began applying cash flow hedge accounting treatment, as prescribed by SFAS No. 133, as amended, as of December 12, 2006 to all of its interest rate contracts. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. To the extent the Company’s hedges are ineffective in hedging interest income cash flows from variable rate loans, the ineffectiveness is recognized in the income statement and included in non-interest expenses.

The Company has investments in limited partnerships that own and operate affordable housing projects or invest in small businesses. The Company’s allocated share of investment gains or losses are included in non-interest expense as equity valuation adjustments in limited partnership investments. These investments serve as an element of compliance with the Community Reinvestment Act. The Company recognizes its proportionate share of management fees, operating losses and equity valuation adjustments as a component of non-interest expense. Tax credits related to these investments are recorded as a component of the tax provision.

The FDIC has regulations establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance fund. This system bases an institution’s risk category partly upon whether the institution is well-capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of three “supervisory” categories based on reviews by regulators, statistical analysis of financial statements and other relevant information. An institution’s assessment rate depends upon the capital category and supervisory category to which it is assigned. Annual assessment rates in 2007 ranged from $0.05 for the highest rated institution to $0.43 per $100 of domestic deposits for an institution in the lowest category. Assessment rates for well managed, well capitalized institutions ranged from $0.05 to $0.07 per $100 of deposits annually. The Bank’s assessment rate for 2007 fell within this range and is expected to fall within this range for 2008. In 2007, the FDIC issued one-time assessment credits that can be used to offset FDIC assessments. The Bank’s credit was fully utilized and covered the majority of the assessment. The Bank does not have any remaining credit to offset assessments in 2008.

Under legislation enacted in 1996 to recapitalize the Savings Association Insurance Fund, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (“FICO”) to service FICO debt incurred in the 1980’s. The 2007 FICO assessment rate for deposits insured by the Deposit Insurance Fund was $0.0114 per $100 of deposits per year. FICO assessments were not material in any of the years presented.

Income Taxes

The Company’s effective tax rate for 2007, 2006 and 2005 was (112.2%), 26.3% and 22.5%, respectively. The effective tax rates for the years presented differed from the Company’s combined federal and state statutory tax rate of 35.17% in 2007 and 34.5% in prior years primarily due to non-taxable loan, municipal bond and bank-owned life insurance income. In addition, in 2007, 2006 and 2005, the Company recorded $112,000, $102,000 and $131,000, respectively, of tax credits associated with its investments in affordable housing limited partnerships.

Financial Condition

The following table summarizes the dollar and percentage change from year to year for selected balance sheet items:

	December 31,			Increase (Decrease)
(dollars in thousands)	2007	2006	2005	12/31/07 – 12/31/06		12/31/06 - 12/31/05
				(dollars)	(percent)	(dollars)	(percent)
Assets
Cash and cash equivalents	$31,251	$26,581	$23,457	$4,670	18%	$3,124	13%
Investment securities	51,578	57,688	52,462	(6,110)	-11%	5,226	10%
Loans, net of deferred fees	397,325	358,390	270,247	38,935	11%	88,143	33%
Allowance for loan losses	(5,801)	(4,481)	(4,668)	(1,320)	29%	187	-4%
Cash surrender value of bank-owned life insurance	14,328	13,491	11,475	837	6%	2,016	18%
Goodwill and other intangibles	1,834	1,938	2,135	(104)	-5%	(197)	-9%
Other assets	23,665	14,788	14,987	8,877	60%	(199)	-1%

Total assets	$514,180	$468,395	$370,095	$45,785	10%	$98,300	27%

Liabilities
Non-interest-bearing deposits	$91,662	$107,943	$97,327	$(16,281)	-15%	$10,616	11%
Interest-bearing deposits	349,517	291,507	211,868	58,010	20%	79,639	38%

Total deposits	441,179	399,450	309,195	41,729	10%	90,255	29%
Fed funds and other borrowings	1,179	738	817	441	60%	(79)	-10%
Junior subordinated debentures	12,372	12,372	12,372	—	—	—	—
Other liabilities	3,910	5,110	2,770	(1,200)	-23%	2,340	84%

Total liabilities	458,640	417,670	325,154	40,970	10%	92,516	28%
Shareholders’ Equity	55,540	50,725	44,941	4,815	9%	5,784	13%

Total liabilities and shareholders’ equity	$514,180	$468,395	$370,095	$45,785	10%	$98,300	27%

Investment Securities

At December 31, 2007, the Company’s portfolio of investment securities totaled $51.6 million, compared with $57.7 million at December 31, 2006 and $52.5 million at December 31, 2005. The Company decreased its investment portfolio by $6.1 million, or 11%, from December 31, 2006 to December 31, 2007, primarily to fund loan growth during 2007. The Company follows financial accounting principles that require the identification of investment securities as held-to-maturity, available-for-sale or trading assets. Securities designated as held-to-maturity are those that the Company has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if circumstances warrant. Trading assets are purchased and held principally for the purpose of reselling them within a short period of time. The Company does not acquire securities for trading purposes.

At December 31, 2007, 53% of the Company’s investment portfolio was mortgage-backed securities, 44% municipal bonds and 3% U.S. Government agencies securities. The Company’s mortgage-backed securities are all highly rated, investment-grade securities primarily issued by government-sponsored organizations. The Company has not invested in securities backed by sub-prime mortgages and believes its investment portfolio has negligible exposure to such risk at this date. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company’s overall asset-liability management policy and illustrates management’s assessment of the relative liquidity of the Company. The composition of the investment securities portfolio reflects management’s strategy regarding maintenance of an appropriate level of liquidity, while providing a relatively stable source of interest income. Management utilizes the securities portfolio to mitigate interest rate risk and credit risk inherent in the loan portfolio. In addition, investment securities provide a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.

The following table provides the amortized cost and fair value of the Company’s investment securities, which were classified as available for sale, at December 31, 2007 and 2006.

	December 31,
	2007		2006
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Agency securities	$1,777	$1,514	$—	$—
Mortgage-backed securities	27,309	27,263	36,518	36,223
Municipal bonds	22,502	22,801	21,199	21,465

Total	$51,588	$51,578	$57,717	$57,688

At December 31, 2007, the Company’s investment securities had total net unrealized losses of $10,000, compared with net unrealized losses of $29,000 at December 31, 2006. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed. Management has no current plans to sell any of these securities, but may choose to sell securities in the future depending on cash, liquidity, and earnings considerations.

The following table summarizes the fair value of the contractual or estimated maturities and weighted average yields of the Company’s investment securities at December 31, 2007.

(dollars in thousands)	One year or less	Yield	One through 5 years	Yield	After 5 through 10 years	Yield	After 10 years	Yield	Total	Yield
Agency securities (1)	$—	—	$1,514	8.36%	$—	—	$—	—	$1,514	8.36%
Mortgage-backed securities	166	5.89%	19,877	5.59%	7,220	5.11%	—	—	27,263	5.46%
Municipal bonds (1)	35	4.55%	1,369	5.52%	7,081	6.18%	14,316	6.50%	22,801	6.34%

Total	$201	5.65%	$22,760	5.63%	$14,301	5.63%	$14,316	6.50%	$51,578	5.95%

(1)	Interest earned on tax-exempt securities has been computed on a 34 percent tax-equivalent basis.

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Federal Home Loan Bank Stock

The Company is a member and shareholder in the Federal Home Loan Bank of Seattle. The Company's relationship and stock investment with the FHLB provides a borrowing source for meeting liquidity requirements and potential dividend income. The Company’s investment in FHLB stock was $1.2 million at December 31, 2007 and 2006.

Loans

The following table presents the composition of the Company’s loan portfolio, in accordance with bank regulatory guidelines, and excluding amounts related to discontinued operations, at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$101,662	25.5%	$80,411	22.4%	$75,974	28.1%	$55,338	29.2%	$38,792	23.6%
Real estate:
Construction	97,447	24.5%	98,736	27.5%	46,281	17.0%	25,558	13.4%	18,305	11.1%
Residential 1-4 family	39,200	9.8%	37,190	10.3%	25,361	9.4%	18,486	9.7%	20,784	12.7%
Multifamily	9,938	2.5%	11,025	3.1%	11,999	4.4%	8,463	4.5%	4,776	2.9%
Commercial	146,348	36.7%	128,655	35.7%	108,041	39.9%	79,174	41.7%	77,419	47.2%
Installment and other consumer	3,924	1.0%	3,451	1.0%	3,194	1.2%	2,780	1.5%	4,097	2.5%

	398,519	100.0%	359,468	100.0%	270,850	100.0%	189,799	100.0%	164,173	100.0%

Deferred loan fees	(1,194)		(1,078)		(603)		(453)		(683)

Total loans	397,325		358,390		270,247		189,346		163,490
Allowance for loan losses	(5,801)		(4,481)		(4,668)		(3,796)		(3,968)

Total loans, net	$391,524		$353,909		$265,579		$185,550		$159,522

Loans totaled $397.3 million at December 31, 2007, an 11% increase over total loans at December 31, 2006. Total loans increased $88.2 million from December 31, 2005 to December 31, 2006. The Company’s lending strategy is to build a loan portfolio that services the needs of our customers and communities, maximizes earnings, and mitigates credit risk. During the period 2005 through 2007, the Bank increased the number of commercial loan officers and expanded its commercial lending relationships. The Bank’s resources were shifted from the secondary mortgage market function in place during 2003 and prior years to commercial banking, and, as a result, total loans have increased. The loan portfolio has increased significantly in commercial and commercial real estate loans.

At December 31, 2007, the Bank had total commitments to fund loans, including credit available under commercial and home equity lines, letters of credit and credit cards, of $96.3 million compared with $127.3 million at December 31, 2006.

The following table shows the contractual maturities of the Company’s loans, net of deferred fees, at December 31, 2007:

	December 31, 2007
(dollars in thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total Loans
Commercial	$56,615	$24,331	$20,411	$101,357
Real estate:
Construction	86,679	5,018	5,458	97,155
Residential 1-4 family	11,528	7,890	19,665	39,083
Multifamily	4,581	2,152	3,175	9,908
Commercial	27,992	67,780	50,138	145,910
Installment and other consumer	1,738	1,105	1,069	3,912

Total loans net of deferred fees	$189,133	$108,276	$99,916	$397,325

Loans with fixed interest rates	$26,475	$79,990	$43,169	$149,634
Loans with variable interest rates	162,658	28,286	56,747	247,691

Total loans, net of deferred fees	$189,133	$108,276	$99,916	$397,325

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

Special Allowance. Special allowances are established to facilitate changes in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

•	effectiveness of credit administration;

•	adequacy of loan review;

•	the adequacy of loan operations personnel and processes;

•	the trend in loan growth and the percentage of change;

•	the level of geographic and/or industry concentration;

•	the effect of competitive issues that impact loan underwriting and structure;

•	the impact of economic conditions, including interest rate trends;

•	the introduction of new loan products or special marketing efforts;

•	large credit exposure and trends; and

•	commercial real estate acquisition and development portfolio

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

The following table shows the components of the allowance for credit losses at the dates indicated:

	December 31, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$2,733	46%	$3,463	72%
Specific	—	—	—	—
Special	3,167	52%	1,247	26%
Available for other factors	90	2%	115	2%

Total allowance for credit losses	$5,990	100%	$4,825	100%

The increase in the total allowance for credit losses in 2007 was primarily due to loan growth and management’s current assessment of economic, market and business conditions, which are noted above under “Special Reserves”. At December 31, 2007, the allowance for credit losses was 1.51% of total loans and 55% of non-performing loans, compared with an allowance for credit losses at December 31, 2006 of 1.35% of total loans and 424% of total non-performing loans respectively. The Company believes that the allowance for credit losses at December 31, 2007 is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment, and, therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant it.

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

	For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Loans outstanding at end of period, net of deferred fees	$397,325	$358,390	$270,247	$189,346	$163,490
Average loans outstanding during the period	$383,477	$319,577	$219,882	$177,064	$173,966
Allowance for credit losses, beginning of period	$4,825	$4,668	$3,796	$3,968	$6,150
Loans charged off:
Commercial	73	2,576	627	138	1,409
Real estate	6,936	106	1,089	391	1,671
Consumer and other	61	109	101	146	144

Total loans charged off	7,070	2,791	1,817	675	3,224

Recoveries:
Commercial	319	276	74	212	504
Real estate	37	3	55	44	237
Consumer	79	29	39	37	64

Total recoveries	435	308	168	293	805

Net loans charged off during the period	6,635	2,483	1,649	382	2,419
Provision for credit losses	7,800	2,640	870	210	237
Adjustment incident to acquisition	—	—	1,651	—	—

Allowance for credit losses, end of period	$5,990	$4,825	$4,668	$3,796	$3,968

Components:
Allowance for loan losses	$5,801	$4,481	$4,668	$3,796	$3,968
Liability for unfunded credit commitments	189	344	—	—	—

Total allowance for credit losses	$5,990	$4,825	$4,668	$3,796	$3,968

Ratio of net loans charged off to average loans outstanding	1.73%	0.78%	0.75%	0.22%	1.39%
Allowance for loan losses/total loans	1.46%	1.25%	1.73%	2.00%	2.43%
Allowance for credit losses/total loans	1.51%	1.35%	1.73%	2.00%	2.43%
Allowance for credit losses/non-performing loans	55%	424%	112%	N/M	212%

The level of net loan charge-offs to average loans for 2007 was 1.73% compared with 0.78% in 2006 and 0.75% in 2005. The significant increase in real estate loans charged-off over previous years was due to significant slowdown in the housing industry, primarily affecting the Company’s residential land acquisition and development portfolio. In the fourth quarter of 2007, the Company recorded net charge-offs of $6.9 million, primarily related to four real estate loans in the Portland, Oregon and southwest Washington markets. The increase in net charge-offs in 2006 compared with 2005 was primarily due to a $1.1 million charge-off of a loss on a nationally syndicated equipment lease related to an alleged accounting fraud committed by the lessee. In 2006, over 90% of the Company’s loan and lease charge-offs were non-real estate related. The Company believes that it has an effective credit review process and appropriate methodology for addressing problem exposures.

Non-Performing Assets

Non-performing loans include all loans greater than 90 days past due with respect to either principal or interest, and all loans to which the accrual of interest has been suspended. These loans, combined with repossessed real estate and other repossessed assets, are collectively considered to be non-performing assets. The following table presents information on non-performing assets at the dates indicated:

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Loans on non-accrual status	$10,827	$1,137	$4,156	$84	$1,856
Loans past due greater than 90 days and accruing	149	—	—	1	17

Total non-performing loans	10,976	1,137	4,156	85	1,873
Other real estate owned	2,240	—	—	733	1,352
Other repossessed assets	10	622	—	—	—

Total non-performing assets	$13,226	$1,759	$4,156	$818	$3,225

Total assets	$514,180	$468,395	$370,095	$273,286	$268,799

Percentage of non-performing assets to total assets	2.57%	0.38%	1.12%	0.30%	1.20%

Total non-performing assets increased to 2.57% of total assets at December 31, 2007 from 0.38% at year-end 2006. Loans on non-accrual at December 31, 2007 consisted primarily of three residential land acquisition and development loans totaling $10.2 million. One loan totaling $2.4 million was sold in January of 2008 without additional loss. Other real estate owned at year-end 2007 related to the residential development property foreclosed on in the fourth quarter of 2007. Other repossessed assets at year-end 2006 primarily related to equipment repossessed in connection with the foreclosed equipment lease previously discussed. The increase in non-performing assets in 2005 was primarily related to loans acquired from AEA. The Company sold the majority of AEA impaired assets shortly after the acquisition and retained certain non-performing loans totaling $3.2 million. There were no loans classified as restructured at the dates presented.

Impaired Loans

The Company, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower’s financial condition is such that collection of principal is not probable.

At December 31, 2007 and 2006, the Company’s recorded investment in non-accrual loans was $10.8 million and $1.1 million, respectively. For these loans, there were no specific reserves at December 31, 2007 and 2006. The average recorded investment in non-accrual loans for the years ended December 31, 2007 and 2006 was approximately $7.8 million and $3.0 million, respectively.

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

Other Assets

Comparing 2007 to 2006, the Company’s other assets increased $8.3 million. The increase was primarily due to an increase in the fair value of the Company’s interest rate contracts of $3.8 million and an increase in miscellaneous receivables of $2.9 million as a result of selling two securities on December 28, 2007 with a settlement date of January 3, 2008.

Deposits

The following table sets forth the composition of the Company’s deposit liabilities and associated weighted average rates on the dates indicated:

	December 31,
	2007			2006			2005
(dollars in thousands)	Ending Balance	Average Balance	Weighted Average Rate	Ending Balance	Average Balance	Weighted Average Rate	Ending Balance	Average Balance	Weighted Average Rate

Non-interest-bearing demand deposits	$91,662	$100,817	—	$107,943	$102,201	—	$97,327	$64,934	—
Savings	17,687	17,069	0.86%	17,773	17,508	0.83%	17,112	16,953	0.75%
Interest-bearing demand deposits	18,105	16,513	0.36%	15,132	16,949	0.32%	19,063	16,626	0.30%
Money market accounts	86,658	70,728	2.95%	62,956	61,644	1.82%	62,185	49,919	1.34%
Certificates of deposit under $100,000	66,137	60,483	4.83%	53,823	42,070	4.09%	36,511	34,994	2.98%
Certificates of deposit over $100,000	160,930	149,691	5.13%	141,823	114,585	4.63%	76,997	75,417	3.30%

Total	$441,179	$415,301	3.10%	$399,450	$354,957	2.35%	$309,195	$258,843	1.69%

Total deposits at December 31, 2007 increased 10% over total deposits at year-end 2006 and total deposits at year-end 2006 increased 29% over year-end 2005. The Company’s loan growth in 2007 and 2006 exceeded its core deposit generation, and the Company supplemented its core deposits with certificates of deposits, including brokered deposits, and brokered money market deposits. At December 31, 2007, brokered deposits were $121.4 million, or 28% of total deposits, compared with $79.1 million or 20% of total deposits at December 31, 2006. In 2007, the Company entered into two long term depository relationships that provide the Company up to $45 million of money market accounts. The interest rate on these accounts is based on the daily effective federal funds rate, as published by the Federal Reserve, plus a spread. At December 31, 2007, the Company had $38.5 million of these variable rate money market deposits, and the average for the year was $20.0 million. Although a significant amount of certificates of deposits will mature and reprice in the next 12 months, the Company expects to retain the majority of such balances. These deposits can generally be retained and/or expanded with increases in rates paid, which could increase the Company’s cost of funds in the future.

The following table sets forth, by time remaining either to repricing or to maturity, all time certificates of deposit outstanding at December 31, 2007:

	Time deposits of $100,000 or more		All other time deposits
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$55,762	35%	$17,875	27%
After three months through six months	15,585	10%	15,309	23%
After six months through one year	31,004	19%	17,908	27%
After one year through five years	58,083	36%	15,045	23%
After five years	496	—	—	—

Total	$160,930	100%	$66,137	100%

Percentage of total time deposits	71%		29%

Borrowings

Unsecured, overnight federal funds purchased were $1,050,000, $500,000, and $450,000 at December 31, 2007, 2006, and 2005, respectively. The interest rate on these borrowings was 3.8125% as of December 31, 2007, 4.8125% at December 31, 2006, and 3.8125% at December 31, 2005. The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 20% of the Bank’s assets, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. The Company is currently under a blanket bond collateral agreement allowing it to borrow funds without the FHLB taking possession of the specific collateral. In addition, the holding company has a $2 million line of credit with a correspondent bank, with the interest rate set at prime. There was no balance outstanding as of December 31, 2007, and the line matures on July 1, 2008.

In 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities offerings and certain other preferred capital elements to 25% of Tier 1 capital. As of December 31, 2007, these debentures accounted for 19% of the Company’s Tier 1 capital.

The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for the Company’s federal funds purchased and junior subordinated securities.

	December 31,
(dollars in thousands)	2007	2006	2005
Federal funds purchased
Balance at end of period	$1,050	$500	$450
Average balance of borrowing during period	2,313	1,467	1,889
Maximum amount of borrowing outstanding at any month end during period	13,300	15,830	14,310
Weighted average interest rate for period	5.22%	5.66%	3.28%
Junior subordinated debentures
Balance at end of period	$12,372	$12,372	$—
Average balance of borrowing during period	12,372	12,372	—
Maximum amount of borrowing outstanding at any month end during period	12,372	12,372	—
Weighted average interest rate for period	7.08%	6.59%	—

Capital

The Company and the Bank are required to maintain minimum amounts of capital to “risk-weighted” assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. To be considered “well-capitalized” as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At December 31, 2007 and 2006, both the Company and the Bank exceeded the minimum requirements to be considered “well-capitalized” under banking regulations. The following table summarizes selected capital ratios for the Bank and the Company for the periods indicated.

	December 31, 2007		December 31, 2006
	Company	Bank	Company	Bank
Total risk-based capital to risk-weighted assets	14.82%	14.06%	15.79%	15.17%
Tier 1 Capital to risk-weighted assets	13.56%	12.81%	14.63%	14.01%
Tier 1 leverage ratio	12.51%	11.78%	13.14%	12.66%
Shareholders’ equity to average assets	11.35%	N/A	12.02%	N/A

In September, 2007, the Company announced a stock repurchase program for up to 500,000 shares. The Company intends to use existing funds to finance the repurchases. When evaluating timing and amount of common stock repurchases, management considers a number of factors including, but not limited to, projected earnings generation, risk weighted asset growth, capital ratios relative to regulatory capital guidelines, availability and cost of other capital resources and the market valuation of its stock price.

Return on Equity and Assets

Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

	December 31,
(dollars in thousands, except per share amounts)	2007	2006	2005
Net income	$86	$4,759	$2,957
Total average assets	489,141	422,133	308,542
Return on average assets	0.02%	1.13%	0.96%
Average equity	$53,932	$47,642	$36,483
Return on average equity	0.16%	9.99%	8.11%
Average equity to average assets ratio	11.03%	11.29%	11.82%
Diluted earnings per share	$0.02	$0.93	$0.66
Cash dividends paid per share	$—	$—	$—

Liquidity and Cash Flows

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company’s primary sources of funds are: customer deposits; loan payments; sales of investments, loans or other assets; borrowings and the use of the federal funds market. As of December 31, 2007, approximately $201,000 of the securities portfolio matures within one year, but all securities are classified as available for sale.

The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 20% of the Bank’s assets, $103 million based on the Bank’s assets at December 31, 2007, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. As discussed in “Borrowings,” the Company is under a blanket bond collateral agreement. The Company’s practice is to pledge certain securities with the FHLB against its borrowing line. At December 31, 2007, the Company had outstanding advances of $108,000 and a $4.5 million letter of credit requiring collateralization.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the parent company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $12.4 million of outstanding junior subordinated debentures. As of December 31, 2007, the parent company had a $2.0 million line of credit with a correspondent bank, with no borrowings outstanding at year-end.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows from operations in the years 2007, 2006 and 2005 were $7.1 million, $11.9 million and $4.5 million, respectively. These net cash flows were principally from earnings. Net cash flows from operations in 2006 and 2005 included tax refunds of $1.7 million and $2.4 million, respectively. Net cash used by investing activities of $46.2 million and $100.1 million in 2007 and 2006, respectively, primarily related to the increase in loans during those periods. In 2005, loans grew $40.4 million. In addition, Company received $12.6 million of proceeds from maturities and sales of securities, net of securities purchased, and $28.5 million of cash and cash equivalents acquired in the merger with AEA. Cash flows from financing activities totaled $43.8 million and $91.3 million in 2007 and 2006, respectively, and consisted primarily of net deposit growth. In 2005, cash flows from financing activities included net deposit growth of $3.4 million offset by the repayment of $3.7 million of debt assumed in the AEA acquisition. Cash flows from financing activities in 2005 also included proceeds from the issuance of $12.4 million of junior subordinated debentures.

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

The financial statements included in Item 8 below have been prepared in accordance with accounting principles generally accepted in the United States, which requires the Bank to measure financial position and operating results principally in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our results of operations is through increased operating costs, such as compensation, occupancy and business development expenses. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including U.S. fiscal and monetary policy and general national and global economic conditions.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board, (“FASB”), issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141R.

On January 1, 2007, The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The adoption of this accounting standard did not have a material impact on the Company.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted this statement on January 1, 2008 and there was no material effect on the Company’s results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Asset-Liability Management/Interest Rate Sensitivity

The principal purpose of asset-liability management is to manage the Company’s sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of re-pricing intervals between assets and liabilities. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the impact of interest rate changes on net interest income. The policy of the Company is to control the exposure of the Company’s earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral” or “balanced” position. The Board of Directors has established guidelines for maintaining the Company’s earnings risk due to future interest rate changes. This analysis provides an indication of the Company’s earnings risk due to future interest rate changes. At December 31, 2007, the analysis indicated that the earnings risk was within the Company’s policy guidelines.

The following table presents interest-rate sensitivity data at December 31, 2007. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company’s interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

	Estimated Maturity or Repricing at December 31, 2007
(dollars in thousands)	Due in three months or less	Due after three months through six months	Due after six months through one year	Due after one year through five years	Due after 5 years	Total
Interest-earning assets:
Temporary investments	$7,773	—	—	—	—	$7,773
Investments available-for-sale (1) (2)	—	18	183	22,760	28,617	51,578
Federal Home Loan Bank Stock	—	—	—	—	1,247	1,247
Loans, net of deferred loan fees	253,820	8,634	11,713	79,990	43,168	397,325

Total interest-earning assets	261,593	8,652	11,896	102,750	73,032	457,923

Allowance for loan losses						(5,801)
Non-interest-bearing cash and due from banks						23,478
Bank-owned life insurance						14,328
Other assets						24,252

Total assets						$514,180

Interest-bearing liabilities:
Savings, money market and interest-bearing demand deposits	125,455	—	—	—	—	122,450
Certificates of deposit	73,637	30,894	48,912	73,128	496	227,067
Junior subordinated debentures	12,372	—	—	—	—	12,372
Other borrowings	1,054	—	—	125	—	1,179

Total interest-bearing liabilities	212,518	30,894	48,912	73,253	496	363,068

Demand deposits						91,662
Other liabilities						3,910
Shareholders’ equity						55,540

Total liabilities and shareholders’ equity						$514,180

Interest sensitivity gap	$49,075	$(22,242)	$(37,016)	$29,497	$72,536

Cumulative interest sensitivity gap	$49,075	$26,833	$(10,183)	$19,314	$91,850

Cumulative gap as a percent of earning assets	10.7%	5.9%	-2.2%	4.2%	20.1%

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

The following table shows the estimated impact on the Bank’s net interest income over a time horizon of one year from the base case and the quantification of market value changes for all financial assets and liabilities, given an increase or decrease in market interest rates as of December 31, 2007. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

(dollars in thousands)	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change in Net Interest Income	Increase (Decrease) in Present Value of Equity	Percentage Change in Present Value of Equity
Up 200 basis points	$375	1.9%	$(10,749)	-15.1%
Up 100 basis points	141	0.7%	(5,693)	-8.0%
Down 100 basis points	(142)	-0.7%	6,222	8.7%
Down 200 basis points	(274)	-1.4%	12,955	18.2%

As of December 31, 2007, management believes the balance sheet was in an “asset-sensitive” position, as the repricing characteristics were such that an increase in market interest rates would have a positive effect on net interest income and a decrease in market interest rates would have a negative effect on net interest income. Loans and certificates of deposit represent the majority of interest rate exposure. Historically, savings and interest-

bearing checking accounts have not re-priced in proportion to changes in overall market interest rates. Changes in net interest income can generally be attributed to the balance of loans and certificates of deposit maturing or re-pricing.

To reduce the Bank’s “asset-sensitive” position, the Bank entered into an interest rate contract that floors the yield on $50 million of variable rate loans at 7.5%. In addition, the Bank has entered into interest rate swap contracts to exchange variable prime-based payments for fixed rate payments ranging from 7.67% to 7.76% on $75 million of variable rate loans. These contracts expire in 2011.

The change in fair values of financial assets is mainly a result of loans representing 87% of total interest-earning assets at December 31, 2007. As a percentage of total loans, $149.6 million, or approximately 38%, have fixed interest rates, which decline in value during a period of rising interest rates.

While asset/liability models have become a main focus of risk management, the Company believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. The quantitative risk information provided is limited by the parameters established in creating the related models. In addition, the simulation model does not take into account any future actions which the Company could take to mitigate an adverse impact due to changes in interest rates from those expected or competitive influences on the Company’s deposit base. Therefore, the Company uses these models only as a supplement to other risk management tools.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cowlitz Bancorporation and Subsidiary

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of Cowlitz Bancorporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon

March 28, 2008

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$31,251	$26,581
Investment securities	51,578	57,688
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	397,325	358,390
Allowance for loan losses	(5,801)	(4,481)

Total loans, net	391,524	353,909
Cash surrender value of bank-owned life insurance	14,328	13,491
Premises and equipment	6,515	5,891
Goodwill and other intangibles	1,834	1,938
Accrued interest receivable and other assets	15,903	7,650

Total assets	$514,180	$468,395

Liabilities
Deposits:
Non-interest-bearing demand	$91,662	$107,943
Savings and interest-bearing demand	35,792	32,905
Money market	86,658	62,956
Certificates of deposit	227,067	195,646

Total deposits	441,179	399,450
Federal funds purchased	1,050	500
Junior subordinated debentures and other borrowings	12,501	12,610
Accrued interest payable and other liabilities	3,910	5,110

Total liabilities	458,640	417,670
Commitments and contingent liabilities (Note 15)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, no par value; 25,000,000 shares authorized with 5,054,437 and 4,889,323 shares issued and outstanding at December 31, 2007 and 2006, respectively	28,936	27,279
Additional paid-in capital	2,484	2,366
Retained earnings	21,753	21,667
Accumulated other comprehensive income (loss), net of taxes	2,367	(587)

Total shareholders’ equity	55,540	50,725

Total liabilities and shareholders’ equity	$514,180	$468,395

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Interest income
Interest and fees on loans	$33,141	$28,487	$16,967
Interest on taxable investment securities	1,865	1,925	1,884
Interest on non-taxable investment securities	916	818	604
Other interest and dividend income	304	408	243

Total interest income	36,226	31,638	19,698

Interest expense
Savings and interest-bearing demand deposits	2,260	1,321	846
Certificates of deposit	10,602	7,022	3,506
Federal funds purchased	121	83	62
Federal Home Loan Bank and other borrowings	13	22	33
Junior subordinated debentures	875	815	455

Total interest expense	13,871	9,263	4,902

Net interest income before provision for credit losses	22,355	22,375	14,796
Provision for credit losses	7,800	2,640	870

Net interest income after provision for credit losses	14,555	19,735	13,926

Non-interest income
Service charges on deposit accounts	683	695	553
Mortgage brokerage fees	289	228	291
Fiduciary income	692	602	598
Increase in cash surrender value of bank-owned life insurance	570	516	390
Wire fees	364	464	96
International trade fees	644	127	—
Net losses on sale of investment securities	(265)	(348)	(232)
Other income	485	541	498

Total non-interest income	3,462	2,825	2,194

Non-interest expense
Salaries and employee benefits	9,488	8,567	6,845
Net occupancy and equipment	2,280	2,110	1,498
Professional services	1,579	1,131	717
Equity in limited partnership (gains) losses	56	195	328
Business taxes	436	386	235
Interest rate contracts adjustments	215	(5)	—
FDIC assessment	103	40	49
Advertising	411	365	308
Data processing and communications	959	877	444
Postage and freight	364	324	275
Travel and education	517	429	299
Employee hiring	245	138	74
Foreclosed asset expense (income)	447	(36)	(225)
Other expenses	1,621	1,578	1,457

Total non-interest expense	18,721	16,099	12,304

Income (loss) before income taxes	(704)	6,461	3,816
Income tax provision (benefit)	(790)	1,702	859

Net income	$86	$4,759	$2,957

Earnings per common share
Basic	$0.02	$0.98	$0.69

Diluted	$0.02	$0.93	$0.66

Weighted average shares outstanding
Basic	4,972,498	4,845,892	4,266,783

Diluted	5,175,526	5,098,334	4,451,466

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	4,173,552	$19,511	$2,022	$13,951	$214	$35,698
Comprehensive income:
Net income	—	—	—	2,957	—	2,957
Net change in unrealized gain on investments available-for-sale, net of tax of $252	—	—	—	—	(490)	(490)

Comprehensive income						2,467
Issuance of common stock in connection with acquisition	569,970	6,463	—	—	—	6,463
Proceeds from the exercise of stock options and employee stock purchase plan	28,729	292	—	—	—	292
Tax benefit from the exercise of stock options	—	—	21	—	—	21

Balance, December 31, 2005	4,772,251	26,266	2,043	16,908	(276)	44,941
Comprehensive income:
Net income	—	—	—	4,759	—	4,759
Net change in unrealized gain on investments available-for-sale, net of tax of $132	—	—	—	—	257	257
Unrealized loss on cash flow hedges, net of tax of $298	—	—	—	—	(568)	(568)

Comprehensive income						4,448
Proceeds from the exercise of stock options and employee stock purchase plan	117,072	1,013	—	—	—	1,013
Share-based compensation	—	—	114	—	—	114
Tax benefit from the exercise of stock options	—	—	209	—	—	209

Balance, December 31, 2006	4,889,323	27,279	2,366	21,667	(587)	50,725
Comprehensive income:
Net income	—	—	—	86	—	86
Net change in unrealized gain on investments available-for-sale, net of tax of $7	—	—	—	—	14	14
Unrealized gain on cash flow hedges, net of tax of $1,582	—	—	—	—	2,940	2,940

Comprehensive income						3,040
Proceeds from the exercise of stock options and employee stock purchase plan	165,114	1,657	—	—	—	1,657
Share-based compensation	—	—	118	—	—	118

Balance, December 31, 2007	5,054,437	$28,936	$2,484	$21,753	$2,367	$55,540

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$86	$4,759	$2,957
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation	215	114	—
Deferred tax expense	(782)	1,443	737
Excess tax benefit on stock options exercised	—	(144)	—
Depreciation and amortization	847	606	353
Provision for credit losses	7,800	2,640	870
Increase in cash surrender value of bank-owned life insurance	(570)	(516)	(390)
Net loss on sales of investment securities available-for-sale	265	348	232
Interest rate contracts adjustments	215	(5)	—
Net (gain) loss on sales of foreclosed assets	306	(41)	(257)
(Increase) decrease in accrued interest receivable and other assets	(726)	1,094	(328)
Increase (decrease) in accrued interest payable and other liabilities	(648)	1,596	61
Other	54	30	269

Net cash from operations	7,062	11,924	4,504

Cash flows from investing activities
Proceeds from maturities and sales of investment securities available-for-sale	10,465	16,694	23,702
Purchases of available-for-sale investment securities	(7,540)	(21,904)	(11,123)
Cash and cash equivalents acquired, net of acquisition costs	—	—	28,475
Net increase in loans	(48,431)	(91,342)	(40,385)
Proceeds from sale of foreclosed assets	929	41	991
Purchases of premises and equipment	(1,375)	(2,122)	(425)
Investment in statutory trust subsidiary	—	—	(372)
Purchases of bank-owned life insurance	(267)	(1,500)	(2,500)

Net cash used by investment activities	(46,219)	(100,133)	(1,637)

Cash flows from financing activities
Net increase in deposits	41,729	90,255	3,447
Net increase (decrease) in federal funds purchased	550	50	(25)
Repayment of Federal Home Loan Bank borrowings	(103)	(123)	(139)
Repayment of other borrowings	(6)	(6)	(3,689)
Proceeds from issuance of junior subordinated debentures	—	—	12,372
Proceeds from the exercise of stock options	1,657	1,013	292
Excess tax benefit on stock options exercised	—	144	—

Net cash from financing activities	43,827	91,333	12,258

Net increase in cash and cash equivalents	4,670	3,124	15,125
Cash and cash equivalents, beginning of year	26,581	23,457	8,332

Cash and cash equivalents, end of year	$31,251	$26,581	$23,457

Supplemental disclosure of cash flow information
Cash paid for interest	$13,891	$8,100	$4,372

Cash (refunded) paid for income taxes	$247	$(1,701)	$(2,380)

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$2,862	$623	$—

Change in unrealized (losses) gains on available-for-sale investment securities and interest rate contracts, net of tax	$2,954	$(311)	$(490)

Issuance of common stock in connection with business acquisition	$—	$—	$6,463

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

The Company offers or makes available a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank’s commercial and personal banking services include commercial and real estate lending, consumer lending, cash management, international banking services, internet banking, and trust services.

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company and its bank subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. In April 2005, the Company formed Cowlitz Statutory Trust I (the Trust), a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). In April 2005, the Trust issued $12 million in Trust Preferred Securities. In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust. Certain reclassifications have been made in prior years’ data to confirm to the current year’s presentation.

Segments of a business and related information—The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance is evaluated on a company-wide basis in 2007, 2006 and 2005. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements—Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimations made by management primarily include the calculation of the allowance for credit losses and carrying values of goodwill and interest rate contracts.

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

Investment securities—The Company is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Accordingly, management has determined that all investment securities held at December 31, 2007 and 2006 are “available for sale” and conform to the following accounting policies:

Securities available for sale—Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available for sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

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

The Company also has an investment in a Small Business Investment Company Limited Partnership. The Partnership is operating as a licensee under Section 301C of the Small Business Investment Act of 1958. The Partnership invests in small businesses, as defined by the Small Business Administration. The partnership was newly formed in 2004. Generally, losses are incurred in the early term of the investment until the underlying business investees become attractive to third-party purchasers and a transaction is consummated. Investments by the Partnership also serve as an element of compliance with the Community Reinvestment Act.

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

Premises and equipment—Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense is computed by the straight-line method over the estimated useful lives for the majority of the assets, which range from 3 to 40 years.

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

Foreclosed assets—Other real estate owned and other foreclosed assets, acquired through or in lieu of foreclosure, is carried at the lower of cost or estimated fair value, less estimated costs to sell. Prior to foreclosure, the balance of the underlying loan is adjusted to equal the estimated fair value of the assets to be acquired, less estimated costs to sell, by a charge to the allowance for loan losses. Any subsequent adjustments are recorded as a valuation allowance with a charge to foreclosed asset expense. Foreclosed assets are included in other assets on the consolidated statements of condition.

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

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Washington. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties accrued at December 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Earnings per share of common stock—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Included in the denominator is the dilutive effect of stock options computed by the treasury stock method.

Share-based compensation—The Company has two active share-based compensation plans. The stock option plan permits the grant of stock options and restricted stock awards to eligible employees and directors. The Stock Appreciation Rights Plan provides for the award of stock appreciation rights (SARs) to directors and officers of the Company that represent the right to receive an amount in cash equal to the excess of the fair market value of a share of the Company’s common stock on the award date. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, the Company accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Option No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Share-Based Compensation—Transition and Disclosure. The Company adopted SFAS No. 123R under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption are measured and accounted for under the provisions of SFAS No. 123R. Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Under APB No. 25, for all options granted by the Company, no compensation cost was recognized related to stock options in the year ended December 31, 2005. The following table presents the effect on net income and earnings per share if the fair value based method prescribed by SFAS No. 123 had been applied to all outstanding and unvested awards for the year 2005:

	As Reported	Pro Forma
	(dollars in thousands, except for share amounts)
Net income	$2,957	$2,356

Basic earnings per share:	$0.69	$0.55

Diluted earnings per share:	$0.66	$0.53

The fair value of each stock option and SAR award was estimated as of the grant date using the Black-Scholes option-pricing model based on the following assumptions. Expected volatility was based on the historical volatility of the price of the Company’s stock for a period consistent with the expected life of the Company’s stock options. The Company used historical data to estimate stock option exercise and employee termination rates with the valuation model. The expected term represents the period of time that share-based awards are expected to be outstanding and is estimated based on historical stock option exercise activity. Expected dividends are estimated to be zero due to the Company’s recent historical practice of not paying dividends. The risk-free rate of return for periods within the contractual life of the share-based awards was based on the U.S. Treasury yield curve in effect at the time of the valuation. As of each reporting date the Company revalues the fair value of the outstanding SAR awards using the Black Scholes pricing model and adjusts the accrued liability accordingly.

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

If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in accumulated other comprehensive income is amortized to earnings over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, the derivative is recorded at fair value with any resulting gain or loss included in the gain or loss from the disposition of the hedged item or, in the case of a forecasted transaction that is no longer probable, included in earnings immediately.

Recently issued accounting standards—In December 2007, Financial Accounting Standards Board, (“FASB”), issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141R.

On January 1, 2007, The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The adoption of this accounting standard did not have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal year and interim periods 2008. The Company adopted this statement on January 1, 2008 and there was no material effect on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial statements.

Comprehensive income—Comprehensive income includes net income reported on the statements of income and changes in the fair value of available-for-sale investment securities and cash flow hedges reported as a component of shareholders’ equity.

The components of other comprehensive income (loss) related to investment securities and cash flow hedges for the years ended December 31 were as follows:

(dollars in thousands)	2007	2006	2005
Net income reported	$86	$4,759	$2,957
Unrealized gain (loss) from securities:
Net unrealized gain (loss) on available-for-sale securities arising during the period, net of tax	(158)	29	(627)
Reclassification adjustment of loss from sale of available-for-sale securities included in income, net of tax	172	228	137

Net unrealized gain (loss) from securities, net of reclassification adjustments	14	257	(490)
Unrealized gain (loss) from cash flow hedging instruments:
Net unrealized gain (loss) from cash flow hedging instruments arising during the period, net of tax	2,833	(490)	—
Reclassification adjustment of (gain) loss included in income, net of tax	107	(78)	—

Net unrealized gain (loss) from cash flow hedging instruments	2,940	(568)	0

Total comprehensive income	$3,040	$4,448	$2,467

NOTE 2—EARNINGS PER SHARE

The following table summarizes the denominator of the basic and diluted earnings per share computations:

	Years Ended December 31,
	2007	2006	2005
Weighted-average shares outstanding—basic	4,972,498	4,845,892	4,266,783
Effect of assumed conversion of stock options	203,028	252,442	184,683

Weighted-average shares outstanding—diluted	5,175,526	5,098,334	4,451,466

Options to purchase 131,800 shares with exercise prices ranging from $13.51 to $14.40 were not included in diluted earnings per share for 2005.

NOTE 3—RESERVE REQUIREMENTS

The Bank is required to maintain reserves in cash or with the Federal Reserve Bank or an acceptable correspondent bank equal to a percentage of its reservable deposits. No reserves were required at December 31, 2007 or 2006.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31 are shown below:

(dollars in thousands) December 31, 2007:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Agency securities	$1,777	$—	$(263)	$1,514
Mortgage-backed securities	27,309	97	(143)	27,263
Municipal bonds	22,502	367	(68)	22,801

	$51,588	$464	$(474)	$51,578

December 31, 2006:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Agency securities	$—	$—	$—	$—
Mortgage-backed securities	36,518	25	(320)	36,223
Municipal bonds	21,199	296	(30)	21,465

	$57,717	$321	$(350)	$57,688

The following table presents the gross unrealized losses and fair value of the Bank’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency securities	$1,514	$(263)	$—	$—	$1,514	$(263)
Mortgage-backed securities	6,123	(58)	9,712	(85)	15,835	(143)
Municipal bonds	3,168	(46)	1,265	(22)	4,433	(68)

	$10,805	$(367)	$10,977	$(107)	$21,782	$(474)

At December 31, 2007, there were 35 investment securities in an unrealized loss position, of which 23 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. The Company believes that the unrealized losses on securities that were in a loss position as of December 31, 2007, were primarily due to changes in market rates. The Company has the ability and intent to hold these investments until a market price recovery or to maturity, therefore, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2007, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$200	$201
Due after one year through five years	22,981	22,760
Due after five years through ten years	14,227	14,301
Due after ten years	14,180	14,316

	$51,588	$51,578

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities often mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans. As of December 31, 2007 and 2006, investment securities in the amounts of $2.8 million and $1.1 million, respectively, were pledged as collateral to secure long-term FHLB borrowings and public deposits.

The Company realized gross losses related to sales of mortgage-backed securities of $265,000, $348,000 and $232,000 for the years 2007, 2006 and 2005, respectively.

NOTE 5—LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of December 31, 2007 and 2006:

	December 31,
(dollars in thousands)	2007	2006
Commercial	$101,662	$80,411
Real estate:
Construction	97,447	98,736
Residential 1 – 4 family	39,200	37,190
Multifamily	9,938	11,025
Commercial	146,348	128,655
Installment and other consumer	3,924	3,451

Total loans, gross	398,519	359,468
Deferred loan fees	(1,194)	(1,078)

Loans, net of deferred loan fees	$397,325	$358,390

An analysis of the change in the allowance for credit losses for the years ended December 31 is as follows:

(dollars in thousands)	2007	2006	2005
Balance, beginning of year	$4,825	$4,668	$3,796
Provision for credit losses	7,800	2,640	870
Loans charged off	(7,070)	(2,791)	(1,817)
Recoveries credited to the allowance	435	308	168
Adjustment incident to acquisition	—	—	1,651

Balance, end of year	$5,990	$4,825	$4,668

Components:
Allowance for loan losses	$5,801	$4,481	$4,668
Liability for unfunded loan commitments	189	344	—

Total allowance for credit losses	$5,990	$4,825	$4,668

Loans on which the accrual of interest has been discontinued totaled approximately $10.8 million, $1.1 million, and $4.2 million at December 31, 2007, 2006 and 2005, respectively. Interest forgone on the loans was approximately $1.0 million, $353,000, and $86,000 in 2007, 2006 and 2005, respectively. Interest payments received on a non-accrual loan are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal.

At December 31, 2007 and 2006, the Company’s recorded investment in non-accrual loans was $10.8 million and $1.1 million, respectively. Also at year-end 2007, one loan recorded at $149,000 was past due more than 90 days and still accruing interest. These loans were evaluated for impairment and it was determined that the general reserve was adequate and that additional specific reserves on these loans were not required at December 31, 2007 or year-end 2006. The balance of the allowance for loan losses in excess of specific reserves is available to absorb losses from all loans. The average recorded investment in non-accrual loans for the years ended December 31, 2007, 2006 and 2005 was approximately $7.8 million, $3.0 million and $1.3 million, respectively.

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(dollars in thousands)	2007	2006
Land	$614	$614
Buildings and improvements	5,589	5,200
Furniture and equipment	5,748	5,580

Total premises and equipment	11,951	11,394
Accumulated depreciation	(5,436)	(5,503)

Premises and equipment, net	$6,515	$5,891

Depreciation expense was $742,000, $502,000 and $336,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 7—GOODWILL AND CORE DEPOSIT INTANGIBLES

The following table summarizes changes in the Company’s goodwill and core deposit intangibles for the years ended December 31, 2007 and 2006. Core deposit intangibles are being amortized on a straight-line basis, with the balance at December 31, 2007 to be fully amortized in 2008.

(dollars in thousands)	Goodwill	Core Deposit Intangibles
Balance, December 31, 2005	$1,892	$243
Adjustments related to 2005 acquisition	(93)	—
Amortization	—	(104)

Balance, December 31, 2006	1,799	139
Amortization	—	(104)

Balance, December 31, 2007	$1,799	$35

NOTE 8—CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $160.9 million, $141.8 million and $77.0 million at December 31, 2007, 2006 and 2005, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $7.7 million, $5.3 million, and $2.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, the scheduled maturities for all time deposits are as follows:

(dollars in thousands)
Years ending December 31, 2008	$153,443
2009	41,875
2010	16,988
2011	4,207
2012	10,058
2013	496

$227,067

NOTE 9—FEDERAL FUNDS PURCHASED

Unsecured overnight federal funds purchased were $1,050,000 and $500,000 at December 31, 2007 and 2006, respectively. The interest rate on these borrowings was 3.8125%, 4.8125%, and 3.8125% as of December 31, 2007, 2006, and 2005, respectively.

NOTE 10—JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior subordinated debentures and other borrowings consist of the following at December 31:

(dollars in thousands)	2007	2006
Junior subordinated debentures	$12,372	$12,372
Notes payable to FHLB; payable in monthly installments including interest; due 2008 to 2009	108	211
Contract payable; payable in monthly installments including interest through October 2010	21	27

	$12,501	$12,610

In April 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of December 31, 2007, trust preferred accounted for 19% of the Company’s Tier 1 capital. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part after five years. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and limit outstanding borrowings to 20% of total assets. The FHLB has also issued standby letters of credit totaling $4.5 million at December 31, 2007 to support the Bank’s public deposits and certain standby letters of credit issued by the Bank. In addition, the Company has a $2 million line of credit with a correspondent bank with the interest rate set at prime less 75 basis points. There was no balance outstanding as of December 31, 2007, and the line matures on July 1, 2008.

NOTE 11—INCOME TAXES

Components of the income tax provision (benefit) were as follows for the years ended December 31:

(dollars in thousands)	2007	2006	2005
Current tax expense	$(8)	$259	$122
Deferred tax expense	(782)	1,443	737

Income tax provision	$(790)	$1,702	$859

The composition of deferred tax assets and deferred tax liabilities was as follows at December 31:

(dollars in thousands)	2007	2006
Deferred tax assets:
Liability for unfunded commitments	$66	$119
Intangibles	726	831
Net operating loss carryforwards	2,616	1,771
Unrealized loss on investment securities available for sale	3	9
Unrealized loss on cash flow hedging instruments	—	298
Tax credits	438	399
Deferred employee benefits	152	70
Other	195	166

	4,196	3,663

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(245)	(241)
Deferred loan fees	(97)	(162)
Allowance for loan losses	(54)	(71)
Accumulated depreciation	(178)	(28)
Unrealized gain on cash flow hedging instruments	(1,283)	—
Other	(73)	(90)

	(1,930)	(592)

Net deferred tax assets	$2,266	$3,071

A reconciliation between the statutory federal income tax provision and the effective tax provision is as follows:

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Federal income taxes at statutory rate	$(240)	$2,197	$1,297
State tax, net of federal income tax benefit	(13)	61	22
Effect of nontaxable loan and investment income	(493)	(465)	(361)
Tax credits	(112)	(102)	(131)
Other	68	11	32

	$(790)	$1,702	$859

At December 31, 2007, the Company had $8.1 million of federal net operating loss carryforwards, expiring $580,000 in 2021, $4.6 million in 2025 and $2.9 million in 2027. Unused general business credit carryforwards of $343,000 are available to reduce future federal income tax, expiring as follows: 2024 – $54,000; 2025 – $71,000; 2026 – $106,000; and 2027 – $112,000. In addition, the Company has available alternative minimum tax credit carryforwards of approximately $94,000 that may be used indefinitely to reduce regular federal income taxes. Management believes, based upon the Company’s historical performance, that it is more likely than not that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans. The Company has entered into interest rate contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. Derivative instruments currently utilized by the Company include an interest rate floor and interest rate swaps. All derivatives are reported at their fair value on the Consolidated Statements of Condition. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In the first quarter of 2006, the Company purchased a $50 million five-year prime-based interest rate floor with an effective date of March 29, 2006. In November 2006, the Company purchased two interest rate swaps with an aggregate notional value totaling $75 million. The swaps have an effective date of May 24, 2007 and four-year terms. On the date the contracts were entered into, none of the contracts were designated as hedging instruments and, as such, gains or losses in the fair value of the instruments were recognized in earnings in the period of change.

Cash flow hedges

To reduce the volatility in reported earnings associated with the changes in fair value of these interest rate contracts, the Company began applying cash flow hedge accounting treatment, as prescribed by SFAS No.133, as amended, as of December 12, 2006 to all of its interest rate contracts. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

To further reduce potential future income statement impacts from hedge ineffectiveness, the Company de-designated its interest rate contracts and re-designated them as of June 1, 2007, modifying the hedge strategy to match specific spread-to-prime pools of loans from which the Company receives interest income. The interest rate contracts continue to be designated as cash flow hedges related to interest income receipts on prime-based variable-rate loans. When a hedged item is de-designated prior to maturity, previous adjustments to accumulated other comprehensive income (AOCI) are recognized in earnings to match the earnings recognition pattern over the life of the hedged item if the expected cash flows are probable of occurring as originally specified at inception of the initial hedging relationship.

At December 31, 2007, interest rate contracts with a fair value of $4.3 million were included in other assets and $2.4 million of deferred unrealized gains (net of taxes of $1.3 million) were included in accumulated other comprehensive income. At December 31, 2006, interest rate contracts with a fair value of $513,000 were included in other assets and interest rate contracts with a fair value of $(493,000) were included in other liabilities. Accumulated other comprehensive income at December 31, 2006 included $568,000 of deferred unrealized losses, net of taxes of $298,000. A non-cash charge of $165,400 and a non-cash credit of $121,200 were recorded in 2007 and 2006, respectively, for the ineffective portion of the hedges. In the next twelve months, it is estimated that the hedged forecasted transactions will affect earnings such that $496,800 will be reclassified into earnings from accumulated other comprehensive income.

NOTE 13—SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

The Company pays dividends from its retained earnings, which are principally provided through dividends and income from its subsidiaries. However, state agencies restrict the amount of funds the Bank may transfer to the Company in the form of cash dividends, loans, or advances.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject. As of the most recent notifications from its regulatory agencies, the Bank was categorized as well capitalized.

The following table presents selected capital information for the Company and the Bank as of December 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total risk-based capital:
Consolidated	$69,095	14.82%	$37,310	>8.00%	N/A	N/A
Bank	$65,421	14.06%	$37,220	>8.00%	$46,525	>10.00%
Tier 1 risk-based capital:
Consolidated	$63,260	13.56%	$18,655	>4.00%	N/A	N/A
Bank	$59,603	12.81%	$18,610	>4.00%	$27,915	>6.00%
Tier 1 (leverage) capital:
Consolidated	$63,260	12.51%	$20,233	>4.00%	N/A	N/A
Bank	$59,603	11.78%	$20,236	>4.00%	$25,296	>5.00%

December 31, 2006
Total risk-based capital:
Consolidated	$66,123	15.79%	$33,511	>8.00%	N/A	N/A
Bank	$63,362	15.17%	$33,418	>8.00%	$41,772	>10.00%
Tier 1 risk-based capital:
Consolidated	$61,298	14.63%	$16,756	>4.00%	N/A	N/A
Bank	$58,537	14.01%	$16,709	>4.00%	$25,063	>6.00%
Tier 1 (leverage) capital:
Consolidated	$61,298	13.14%	$18,655	>4.00%	N/A	N/A
Bank	$58,537	12.66%	$18,488	>4.00%	$23,110	>5.00%

NOTE 14—SHARE-BASED COMPENSATION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has a stock option plan, a stock appreciation rights (SAR) plan and an employee stock purchase plan, which are described below. Compensation costs related to these plans are recognized on a straight-line basis. Compensation cost charged against income for the plans was $215,000, and $114,000 in 2007 and 2006, respectively. Income tax benefits recognized in the income statement for share–based compensation were $74,000 and $39,000 for 2007 and 2006, respectively. Compensation expense in 2007 included $97,000 of expense related to the Company’s stock appreciation rights plan adopted in the first quarter of 2007. Share-based compensation cost in 2007 also included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. Share-based compensation expense in 2006 included $49,000 of costs related to the accelerated vesting of stock options granted in prior years for two former employees and one former director whose services ceased in 2006. At December 31, 2007, unrecognized estimated compensation cost related to non-vested SARs and stock options was $66,400 and $14,800, respectively, which are expected to be recognized over weighted average periods of 1.1 and 1.0 years, respectively.

The fair value of each SAR and stock option awarded in 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 4.47%. The fair value of the SAR awards granted in the first quarter of 2007 were revalued as of December 31, 2007 with the following weighted average assumptions: expected volatility of 24.71%; expected term of 4.18 years; dividend yield of zero; and risk-free rate of return of 3.21%.

Stock Option Plan

The Company has one active shareholder approved stock option plan (the 2003 Plan) that permits the grant of stock options and restricted stock awards for up to 500,000 shares, of which 700 shares remained available for issue at December 31, 2007. The 2003 Plan replaced the Company’s former 1997 Stock Option Plan (the 1997 Plan), under which the Company was authorized to issue up to 625,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. Upon adoption of the 2003 Plan, there were 603,200 shares outstanding under the 1997 Plan and the remaining 21,800 shares authorized were retired. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors, and others whom management believes contribute to the long-term financial success of the Company. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Director’s Compensation Committee and expire ten years after the date of grant. It is the Company’s policy to issue new shares for stock options exercised or stock awards.

The following table summarizes stock option activity for the years ended December 31:

	2007		2006		2005
(dollars in thousands)	Common Shares	Weighted- Average Price	Common Shares	Weighted- Average Price	Common Shares	Weighted- Average Price
Balance, beginning of year	871,536	$10.69	984,236	$10.42	797,586	$9.69
Granted	7,000	16.81	—	—	219,300	13.06
Exercised	(155,350)	9.93	(110,300)	8.39	(22,800)	10.19
Forfeited/Expired	(1,050)	7.70	(2,400)	5.34	(9,850)	10.42

Balance, end of year	722,136	$10.92	871,536	$10.69	984,236	$10.42

Exercisable, end of year	715,336	$10.87	804,796	$10.76	822,736	$10.57

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $959,900 and $959,100, respectively. The total intrinsic value of options exercised was $727,000, $646,000 and $58,000 in the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, the amount of cash received from the exercise of stock options was $1,543,000, $926,000 and $233,000, respectively.

At December 31, 2007, exercise prices for outstanding options ranged from $4.44 to $16.81. As of December 31, 2007, outstanding stock options consisted of the following:

Exercise Price Range	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Options Exercisable	Weighted- Average Exercise Price
$4.01 – $6.00	35,570	$4.88	3.2	35,570	$4.88
$6.01 – $10.00	98,000	7.18	4.7	98,000	7.18
$10.01 – $11.00	266,700	10.78	6.3	265,500	10.78
$11.01 – $14.00	200,066	11.80	2.6	200,066	11.80
$14.01 – $15.00	114,800	14.40	8.0	114,800	14.40
$15.01 – $17.00	7,000	16.81	9.2	1,400	16.81

	722,136	$10.92	5.2	715,336	$10.87

Stock Appreciation Rights

In January 2007, the Company’s Board of Directors approved the 2007 Stock Appreciation Plan (SAR Plan). The SAR Plan provides for the award of SARs to directors and officers of the Company. The Company awarded 125,800 SARs in the first quarter of 2007 with a grant date fair market value of $16.65. Each stock appreciation right represents the right to receive an amount in cash equal to the excess of the fair market value of a share of the Company’s common stock on the award date. SARs vest 20% on the date of grant and 20% on each anniversary of the grant with accelerated vesting upon death, disability, a change in control and upon retirement after reaching age 62 while employed with at least five years of service. Unvested SARs are forfeited upon termination. SARs automatically convert into a deemed investment account at 10 years from the date of grant and can be converted into the deemed investment account at any time upon election of the recipient. SARs do not have dividend or voting rights or any other rights of the owner of an actual share of common stock. Recipient accounts are distributed in cash upon termination or, if elected by the recipient in advance, a specific distribution date not later than the later of termination or the January following the recipient’s 65th birthday.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1% to 10%, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85% of the lowest market price on either the first or last day of the six-month deferral period. Under the terms of the ESPP, the Company issued: 9,764 shares with purchase prices of $13.90 and $9.95 in 2007; 6,722 shares with purchase prices of $12.20 and $13.64 in 2006; and 5,929 shares with purchase prices of $9.27 and $10.48 per share in 2005. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of December 31, 2007, there were 146,475 shares remaining under the ESPP.

NOTE 15—COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

The Company is party to several lease commitments for premises and equipment. Future rental payments on these lease commitments are indicated in the table below. This payment schedule reflects actual commitments on non-cancellable lease agreements in which the Company is currently involved, and does not include potential additional payments related to possible lease extensions.

(dollars in thousands)
Years ending December 31, 2008	$777
2009	678
2010	649
2011	350
2012	224
Thereafter	1,107

$3,785

Rent expense under lease agreements was $898,000, $878,000 and $537,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

A summary of the Bank’s undisbursed commitments and contingent liabilities at December 31, 2007, is as follows:

(dollars in thousands)	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$2,167	$87,366	$89,533
Credit card commitments	3,793	—	3,793
Standby letters of credit	—	2,963	2,963

	$5,960	$90,329	$96,289

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

The Bank has also committed as a partner in several venture capital and low income housing investment funds. The companies administering the funds seek small business and real estate investments that meet certain criteria under the Community Reinvestment Act. When eligible investments are identified, the partners in the funds are asked to contribute a portion of their commitment. The Bank had committed a total of $2.5 million in such funds at December 31, 2007 and 2006. The total amount funded as of December 31, 2007 and 2006, was $1,050,000 and $624,000, respectively.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a contributory retirement savings plan established under section 401(k) of the Internal Revenue Code covering substantially all full-time and part-time employees who have completed three months of service. The plan allows an employee to contribute a portion of his or her annual wages subject to a maximum dollar limit which is set by law. In addition, at the discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of each employee participant. Currently, the Company matches the contribution of each participant up to 3% of their income, with a $3,000 maximum match. In 2007, regardless of the employee’s participation in the plan, the Company contributed an additional 1.0% of the employee’s salary, up to a maximum of $3,000. In 2006 and 2005, the Company contributed an additional 1.5%, up to a maximum of $3,000. For these contributions, the recipient was required to be employed by the Company on the last day of the plan year. The plan also requires completion of six months of service to become eligible for Company contributions. Any funds contributed by the Company vest 25 percent per year and are fully vested after four years of service. The Company contributed $214,000, $196,000 and $75,000 to the plan for the years ended December 31, 2007, 2006 and 2005 respectively.

The Company has entered into supplemental retirement plans for two executive officers. These plans provide for retirement benefits that increase annually until the executives reach age 65 and will be paid out annually over the executives’ lives. As of December 31, 2007, the Company’s liability pursuant to these supplemental retirement plans was $294,600. Expense related to the plans of $92,300, $77,100 and $55,200 was recorded during 2007, 2006 and 2005, respectively.

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2007		2006
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,251	$31,251	$26,581	$26,581
Investment securities	51,578	51,578	57,688	57,688
Federal Home Loan Bank stock	1,247	1,247	1,247	1,247
Loans, net of allowance for loan losses and deferred loan fees	391,524	388,902	353,909	347,448
Interest rate contracts	4,326	4,326	513	513

Financial liabilities:
Non-interest-bearing demand deposits	$91,662	$91,662	$107,943	$107,943
Savings and interest-bearing demand deposits	35,792	35,792	32,905	32,905
Money market deposits	86,658	86,658	62,956	62,956
Certificates of deposit	227,067	228,183	195,646	195,509
Federal funds purchased	1,050	1,050	500	500
Junior subordinated debentures and other borrowings	12,501	12,507	12,610	12,620
Interest rate contracts	—	—	493	493

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2007 and 2006, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2007 and 2006 should not necessarily be considered to apply at subsequent dates.

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

Interest rate contracts—For interest rate contracts the fair value is determined as the present value of future cash flows on a pool of variable rate loans resulting from expected prime rate changes.

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

Commitments to extend credit, credit card commitments and standby letters of credit—The fair values of off-balance sheet commitments to extend credit, credit card commitments and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

NOTE 18—CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s loans, lending commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2007. The Bank’s loan policies provide for a “house lending limit” periodically established by management with approval from the Board of Directors. An application for credit that exceeds the house lending limit must obtain approval for exception to the policy by the Board of Director’s loan committee. In addition, the Bank is limited by law as to the amount of credit it may extend to any single borrower or group of related borrowers.

NOTE 19—PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2007	2006
Assets
Cash and cash equivalents	$3,059	$2,248
Investment in bank subsidiary	63,883	59,964
Other assets	1,109	1,067

Total assets	$68,051	$63,279

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Other liabilities	139	182

Total liabilities	12,511	12,554
Shareholders’ Equity	55,540	50,725

Total liabilities and shareholders’ equity	$68,051	$63,279

NOTE 19—PARENT COMPANY ONLY FINANCIAL DATA—(continued)

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2007	2006	2005
Income
Intercompany interest income	$30	$65	$33
Expense
Interest expense	875	815	455
Other expenses	495	353	335

	1,370	1,168	790

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(1,340)	(1,103)	(757)
Income tax benefit (provision)	(460)	373	257

Net loss before equity in undistributed earnings of subsidiary	(880)	(730)	(500)
Equity in undistributed earnings of subsidiary	966	5,489	3,457

Net income	$86	$4,759	$2,957

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$86	$4,759	$2,957
Adjustments to reconcile net income to net cash from operating activities:
Undistributed earnings of subsidiary	(966)	(5,489)	(3,457)
Share-based compensation	118	114	—
Excess tax benefit on stock options exercised	—	(144)	—
(Increase) decrease in other assets	(41)	605	44
Increase (decrease) in other liabilities	(43)	(94)	82

Net cash from operations	(846)	(249)	(374)

Cash flows from investing activities
Investment in bank subsidiary	—	—	(8,000)
Investment in unconsolidated trust subsidiary	—	—	(372)
Other	—	—	767

Net cash used by investment activities	—	—	(7,605)

Cask flows from financing activities
Proceeds from issuance of inter-company subordinated debentures	—	—	12,372
Excess tax benefit on stock options exercised	—	144	—
Repayment of debt assumed in acquisition	—	—	(3,685)
Proceeds from exercise of stock options and employee stock plan purchases	1,657	1,013	292

Net cash from financing activities	1,657	1,157	8,979

Net increase in cash and cash equivalents	811	908	1,000
Cash and cash equivalents, beginning of year	2,248	1,340	340

Cash and cash equivalents, end of year	$3,059	$2,248	$1,340

NOTE 20—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years 2007 and 2006:

(dollars in thousands, except per share)	March 31	June 30	September 30	December 31
2007
Interest income	$8,768	$9,024	$9,364	$9,070
Interest expense	3,016	3,484	3,691	3,680

Net interest income	5,752	5,540	5,673	5,390
Provision for credit losses	275	—	725	6,800
Non-interest income	906	909	910	737
Non-interest expense	4,642	5,544	4,192	4,343

Income before income taxes	1,741	905	1,666	(5,016)
Income tax provision (benefit)	463	232	390	(1,875)

Net income (loss)	$1,278	$673	$1,276	$(3,141)

Earnings (loss) per common share—basic	$0.26	$0.14	$0.26	$(0.62)

Earnings (loss) per common share—diluted	$0.25	$0.13	$0.25	$(0.62)

2006
Interest income	$6,396	$7,559	$8,603	$9,080
Interest expense	1,633	2,182	2,624	2,824

Net interest income	4,763	5,377	5,979	6,256
Provision for credit losses	405	285	800	1,150
Non-interest income	761	642	657	806
Non-interest expense	3,654	4,231	3,994	4,261

Income before income taxes	1,465	1,503	1,842	1,651
Income tax provision	405	390	501	406

Net income	$1,060	$1,113	$1,341	$1,245

Earnings per common share—basic	$0.22	$0.23	$0.27	$0.25

Earnings per common share—diluted	$0.21	$0.22	$0.26	$0.24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

In the year ended December 31, 2007, the Company did not make any change in, nor take any corrective actions regarding its internal controls that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements. Reasonable assurance includes the understanding that there is a remote likelihood that material misstatements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The response to this item is incorporated by reference to the sections entitled “Shareholder Communications with the Board; Board Attendance at the Meeting,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Agenda Item1-Election of Directors,” “Information Regarding the Board of Directors,” “Information Regarding Executive Officers,” “Corporate Governance,” “Nomination Procedures,” and “Code of Ethics and Business Conduct” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference to the section entitled “Executive Compensation Tables,” and “Directors’ Compensation” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to the section entitled “Security Ownership of Management and Others” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to the section entitled “Related Party Transactions” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this item is incorporated by reference to the section entitled “Auditors” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2008.

COWLITZ BANCORPORATION (Registrant)

/s/ RICHARD J. FITZPATRICK Richard J. Fitzpatrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31st day of March 2008.

/s/ PHILL S. ROWLEY Phill S. Rowley, Chairman

/s/ BRIAN MAGNUSON Brian Magnuson, Director

/s/ ERNIE BALLOU Ernie Ballou, Director

/s/ LINDA TUBBS Linda Tubbs, Director

/s/ JOHN PETERSEN John Petersen, Director

Principal Executive Officer:

/s/ RICHARD J. FITZPATRICK Richard J. Fitzpatrick
President and Chief Executive Officer, Director

Principal Accounting and Principal Financial Officer:

/s/ GERALD L. BRICKEY Gerald L. Brickey
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated and Amended Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 333-44355)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 29, 2007)

10.1	* Employment Agreement with Rich Fitzpatrick (incorporated by reference to the Company’s Form 10-Q filed May 15, 2003)

10.2	*Cowlitz Bancorporation 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)

10.3	* Employment Agreement with Ernie Ballou (incorporated by reference to the Company’s Form 10-Q filed May 15, 2003) and Amendment to Employment Agreement of Ernie Ballou (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005)

10.4	*Cowlitz Bancorporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)

10.5	Placement Agreement dated April 28, 2005, between the Company and its financing subsidiary Cowlitz Statutory Trust I, on the one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents, relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, Registration No. 333-126423)

10.6	Guarantee Agreement dated April 29, 2005 between the Company and Wilmington Trust Company relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, Registration No. 333-126423)

10.7	* Employment Agreement for Gerald L. Brickey dated effective as of December 28, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 24, 2006)

10.8	* Supplemental Executive Retirement Plan for Rich Fitzpatrick (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005)

10.9	* Supplemental Executive Retirement Plan for Ernie Ballou (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.10	* 2007 Stock Appreciation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 30, 2007)

10.11	* Form of award agreement under 2007 Stock Appreciation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed January 30, 2007)

21	List of all Subsidiaries of the Registrant:

Cowlitz Bank, a Washington state-charted banking corporation, which does business as Cowlitz Bank, Bay Bank and Bay Mortgage

Cowlitz Statutory Trust I, a Delaware statutory trust

23	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

66