Form 10-Q
period 2008-03-31
COWLITZ BANCORPORATION
filed 2008-05-15
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer            ☐  Accelerated filer            ☐  Non-accelerated filer            ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 2008: 5,054,507 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

		PAGE

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition - March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Income - Three months ended March 31, 2008 and March 31, 2007	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income - Three months ended March 31, 2008 and year ended December 31, 2007	5

	Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and March 31, 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

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

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$45,540	$31,251
Investment securities	50,669	51,578
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	415,474	397,325
Allowance for loan losses	(6,235)	(5,801)

Total loans, net	409,239	391,524
Cash surrender value of bank-owned life insurance	14,480	14,328
Premises and equipment	6,459	6,515
Goodwill and other intangibles	1,807	1,834
Accrued interest receivable and other assets	19,009	15,903

Total assets	$548,450	$514,180

Liabilities
Deposits:
Non-interest-bearing demand	$87,501	$91,662
Savings and interest-bearing demand	33,337	35,792
Money market	93,345	86,658
Certificates of deposit	258,126	227,067

Total deposits	472,309	441,179
Federal funds purchased	975	1,050
Junior subordinated debentures and other borrowings	12,478	12,501
Accrued interest payable and other liabilities	3,492	3,910

Total liabilities	489,254	458,640
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, no par value; 25,000,000 shares authorized with 5,054,507 and 5,054,437 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	28,936	28,936
Additional paid-in capital	2,495	2,484
Retained earnings	22,655	21,753
Accumulated other comprehensive income, net of taxes	5,110	2,367

Total shareholders’ equity	59,196	55,540

Total liabilities and shareholders’ equity	$548,450	$514,180

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31
(dollars in thousands, except per share amounts)	2008	2007
Interest income
Interest and fees on loans	$8,416	$7,998
Interest on taxable investment securities	364	486
Interest on non-taxable investment securities	262	220
Other interest and dividend income	105	64

Total interest income	9,147	8,768

Interest expense
Savings and interest-bearing demand deposits	599	307
Certificates of deposit	2,940	2,469
Federal funds purchased and other borrowings	13	27
Junior subordinated debentures	193	213

Total interest expense	3,745	3,016

Net interest income before provision for credit losses	5,402	5,752
Provision for credit losses	593	275

Net interest income after provision for credit losses	4,809	5,477

Non-interest income
Service charges on deposit accounts	164	166
International trade fees	200	146
Fiduciary income	173	190
Increase in cash surrender value of bank-owned life insurance	152	136
Wire fees	81	81
Mortgage brokerage fees	62	52
Other income	130	135

Total non-interest income	962	906

Non-interest expense
Salaries and employee benefits	2,507	2,496
Net occupancy and equipment	617	539
Professional services	263	387
Data processing and communications	215	260
Business taxes	117	93
Interest rate contracts adjustments	228	127
FDIC assessment	91	12
Foreclosed asset expense (income)	(162)	—
Other expense	734	728

Total non-interest expense	4,610	4,642

Income before provision for income taxes	1,161	1,741
Income tax provision	259	463

Net income	$902	$1,278

Earnings per common share:
Basic	$0.18	$0.26

Diluted	$0.18	$0.25

Weighted average shares outstanding:
Basic	5,054,473	4,900,490

Diluted	5,093,039	5,176,599

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(dollars in thousands, except shares)	Shares	Amount
Balance, December 31, 2006	4,889,323	$27,279	$2,366	$21,667	$(587)	$50,725
Comprehensive income:
Net income	—	—	—	86	—	86
Net change in unrealized gain on:
Investments available-for-sale, net of taxes of $7	—	—	—	—	14	14
Cash flow hedges, net of taxes of $1,582	—	—	—	—	2,940	2,940

Comprehensive income						3,040
Proceeds from the exercise of stock options and employee stock purchases	165,114	1,657	—	—	—	1,657
Share-based compensation	—	—	118	—	—	118

Balance, December 31, 2007	5,054,437	28,936	2,484	21,753	2,367	55,540
Comprehensive income:
Net income	—	—	—	902	—	902
Net change in unrealized gain on:
Investments available-for-sale, net of taxes of $89	—	—	—	—	165	165
Cash flow hedges, net of taxes of $1,394	—	—	—	—	2,578	2,578

Comprehensive income						3,645
Proceeds from the exercise of stock options and employee stock purchases	70	—	—	—	—	—
Share-based compensation	—	—	11	—	—	11

Balance, March 31, 2008	5,054,507	$28,936	$2,495	$22,655	$5,110	$59,196

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Net income	$902	$1,278
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation	16	224
Excess tax benefit on stock options exercised	—	(48)
Depreciation and amortization	446	229
Provision for credit losses	593	275
Increase in cash surrender value of bank-owned life insurance	(152)	(136)
Interest rate contracts adjustments	228	127
Net (gain) loss on sales of foreclosed assets	(217)	—
(Increase) decrease in accrued interest receivable and other assets	66	155
Increase (decrease) in accrued interest payable and other liabilities	(424)	(576)
Other	12	12

Net cash from operations	1,470	1,540

Cash flows from investing activities
Proceeds from maturities and sales of investment securities available-for-sale	4,045	1,485
Net increase in loans	(22,545)	(7,594)
Proceeds from sale of foreclosed assets	650	17
Purchases of premises and equipment	(171)	(83)

Net cash used by investment activities	(18,021)	(6,175)

Cash flows from financing activities
Net increase (decrease) in deposits	30,938	(5,444)
Net increase (decrease) in federal funds purchased	(75)	400
Repayment of Federal Home Loan Bank and other borrowings	(23)	(32)
Proceeds from the exercise of stock options	—	615
Excess tax benefit on stock options exercised	—	48

Net cash from financing activities	30,840	(4,413)

Net increase (decrease) in cash and cash equivalents	14,289	(9,048)
Cash and cash equivalents, beginning of period	31,251	26,581

Cash and cash equivalents, end of period	$45,540	$17,533

Supplemental disclosure of cash flow information
Cash paid for interest	$3,969	$2,734

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$4,240	$—

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

Principles of consolidation –The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. In April 2005, the Company formed Cowlitz Statutory Trust I (the Trust), a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust. Certain reclassifications have been made in prior year’s data to conform to the current year’s presentation.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be anticipated for the year ending December 31, 2008. The interim consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including the notes thereto, included in the Company’s 2007 Annual Report on Form 10-K.

Operating Segments – The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance is being evaluated on a company-wide basis for 2008 and in 2007. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements – Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses and carrying values of the Company’s goodwill and other intangibles.

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

Recently Issued Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company adopted this statement on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FAS 157-2 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to apply the enhanced disclosure provisions of SFAS 161 to all derivative and hedging activities.

2.	Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

3.	Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31
	2008	2007
Weighted-average shares outstanding – basic	5,054,473	4,900,490
Effect of assumed conversion of stock options	38,566	276,109

Weighted-average shares outstanding – diluted	5,093,039	5,176,599

Options to purchase 559,566 shares with exercise prices ranging from $9.85 to $16.81 were not included in the computation of diluted earnings per share for the quarter ended March 31, 2008 because the exercise price was greater than the average market price for the quarter. Similarly, options to purchase 7,000 shares with an exercise price of $16.81 were not included in diluted earnings per share for the quarter ended March 31, 2007.

4.	Share-Based Compensation

The Company has a stock option plan and a stock appreciation rights (SAR) plan. Compensation costs related to these plans are recognized on a straight-line basis. Compensation cost charged against income for the plans was $7,400 and $224,300 in the first quarter of 2008 and 2007, respectively. Income tax benefits recognized in the income statement for share-based compensation were $2,500 and $76,300 for first quarter 2008 and 2007, respectively. At March 31, 2008, unrecognized estimated compensation cost related to non-vested SARs and stock options was $199,000 and $12,300 respectively, which is expected to be recognized over weighted average periods of 2.2 and 0.7 years, respectively.

The Company generally grants its annual SAR awards in the first quarter of the calendar year. The Company awarded 147,900 and 125,800 SARs in the first quarters of 2008 and 2007, respectively, with grant date fair values of $9.15 and $16.65, respectively. The fair value of the SARs awarded in 2008 was estimated on grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 26.85%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 3.36%. The fair value of each SAR awarded in 2007 was estimated using the following weighted average assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 4.47%. The fair value of all SAR awards outstanding were revalued as of March 31, 2008 with the following weighted average assumptions: expected volatility of 26.08%; expected term of 4.54 years; dividend yield of zero; and risk-free rate of return of 2.55%. After revaluation of the 2008 and 2007 SAR awards at March 31, 2008, the Company recognized $80,500 of expense related to the 2008 SAR awards and recorded a reversal of expense related to the 2007 SAR awards of $75,900, for a net expense of $4,600 in the first quarter of 2008. The expense recognized in the first quarter of 2007 related to the 2007 SAR awards was $167,800.

The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted in the three months ended March 31, 2008. During the first quarter of 2007, 7,000 stock options were granted and the fair value of the options was estimated with the following assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 4.47%. Compensation expense related to stock options was $2,400 and $56,500 in the first quarter of 2008 and 2007, respectively. Share-based compensation cost in 2007 also included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. The following table summarizes stock option activity for the quarter ended March 31, 2008:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	722,136	$10.92
Granted	—	—
Exercised	(70)	4.94
Forfeited/Expired	(35,000)	11.25

Balance, end of period	687,066	10.90	4.9	$202,035

Exercisable, end of period	681,666	10.86	4.9	$202,035

The total intrinsic value of options exercised was not significant in the first quarter of 2008 and $272,000 in the quarter ended March 31, 2007. During the first quarter of 2008 the amount of cash received from the exercise of stock options was not significant and $614,300 in the comparable period of 2007.

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

	Three Months Ended March 31
(dollars in thousands)	2008	2007
Net income reported	$902	$1,278
Unrealized gain from securities:
Net unrealized gain on available-for-sale securities arising during the period, net of tax	165	71

Net unrealized gain from securities	165	71
Unrealized gain from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax	2,459	167
Reclassification adjustment of loss included in income, net of tax	119	82

Net unrealized gain from cash flow hedging instruments	2,578	249

Total comprehensive income	$3,645	$1,598

6.	Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	March 31, 2008	December 31, 2007
Agency securities	$1,575	$1,514
Mortgage-backed securities	26,241	27,263
Municipal bonds	22,853	22,801

	$50,669	$51,578

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency securities	$1,575	$(200)	$—	$—	$1,575	$(200)
Mortgage-backed securities	9,481	(409)	1,892	(10)	11,373	(419)
Municipal bonds	—	—	286	(1)	286	(1)

	$11,056	$(609)	$2,178	$(11)	$13,234	$(620)

At March 31, 2008, there were 14 investment securities in an unrealized loss position, of which 5 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. The Company believes that the unrealized losses on securities that were in a loss position as of March 31, 2008, were primarily due to changes in market rates and not credit quality. The Company has the ability and intent to hold these investments until a market price recovery or to maturity, therefore, the unrealized loss on these investments are not considered other-than-temporarily impaired.

7.	Loans and Allowance for Credit Losses

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of March 31, 2008 and December 31, 2007:

(dollars in thousands)	March 31, 2008	December 31, 2007
Commercial	$101,520	$101,662
Real estate:
Construction	103,595	97,447
Residential 1-4 family	44,799	39,200
Multifamily	9,642	9,938
Commercial	153,400	146,348
Installment and other consumer	3,680	3,924

Total loans, gross	416,636	398,519
Deferred loan fees	(1,162)	(1,194)

Loans, net of deferred loan fees	$415,474	$397,325

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses is as follows for the periods indicated:

	Quarter Ending
(dollars in thousands)	March 31, 2008	March 31, 2007
Balance at beginning of period	$5,990	$4,825
Provision for credit losses	593	275
Recoveries	12	24
Charge-offs	(170)	(26)

Balance at end of period	$6,425	$5,098

Components
Allowance for loan losses	$6,235	$4,801
Liability for unfunded credit commitments	190	297

Total allowance for credit losses	$6,425	$5,098

Loans on which the accrual of interest has been discontinued totaled $8.0 million and $10.8 million at March 31, 2008 and December 31, 2007, respectively. Also at year-end 2007, one loan recorded at $149,000 was past due more than 90 days and still accruing interest.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

	March 31, 2008	December 31, 2007
(dollars in thousands)
Total impaired loans at period-end	$10,770	$13,590

Impaired loans which have specific allowance	3,766	—

Total specific allowance on impaired loans	859	—

Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	7,004	13,590

	Quarter Ended March 31, 2008	Year Ended December 31, 2007
(dollars in thousands)
Income recognized on impaired loans during period	$40	$15

8.	Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at March 31, 2008, was as follows:

(dollars in thousands)
Commitments to extend credit	$89,892
Credit card commitments	3,600
Standby letters of credit	2,058

$95,550

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

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties paid during the three-month period ending March 31, 2008 or the twelve-month period ending December 31, 2007. There were no accrued interest or penalties as of March 31, 2008 or December 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

10.	Derivative Instruments and Hedging Activities

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans. The Company has entered into interest rate contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. Derivative instruments currently utilized by the Company include an interest rate floor and two interest rate swaps. All derivatives are reported at their fair value on the Consolidated Statements of Condition.

The Company accounts for all its interest rate contracts as cash flow hedges as prescribed by SFAS No. 133, as amended. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

At March 31, 2008, interest rate contracts with a fair value of $8.1 million were included in other assets and $5.0 million of deferred unrealized gains (net of taxes of $2.7 million) were included in accumulated other comprehensive income. At December 31, 2007, interest rate contracts with a fair value of $4.3 million were included in other assets and $2.4 million of deferred unrealized gains (net of taxes of $1.3 million) were included in accumulated other comprehensive income. Non-cash charges of $228,000 and $127,000 were recorded in the first quarters of 2008 and 2007, respectively, for the ineffective portion of the hedges and the change in fair value of its interest rate floor contract.

11.	Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. An active market is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2. Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3. Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Company used the following methods and significant assumptions to estimate fair value.

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Interest Rate Contracts: The Company has elected to use the income approach to value the interest rate contracts, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management.

Impaired Loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals.

Financial instruments are broken down in the table that follows by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

(dollars in thousands)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Available for sale securities	$50,669	$1,575	$49,094	$—
Interest rate contracts	8,071	—	8,071	—
Nonrecurring basis:
Impaired loans	5,691	—	—	5,691

Total	$64,431	$1,575	$57,165	$5,691

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Overview

The Company’s net income for the first quarter of 2008 was $902,000, or $0.18 per diluted share, compared with net income of $1.3 million, or $0.25 per diluted share for the first quarter of 2007. Net interest income of $5.4 million was down 6% from $5.8 million in the first quarter of 2007.

The Company recorded a provision for credit losses of $593,000 in the first quarter of 2008, compared with a provision for credit losses of $275,000 in the first quarter of 2007.

At March 31, 2008, total assets were $548.5 million, compared with $514.2 at December 31, 2007 and $465.1 million at March 31, 2007. Total loans increased 14% to $415.5 million, from $366.0 million at March 31, 2007. Loans grew at an annualized rate of 18% in the first quarter of 2008. Total deposits increased 20% to $472.3 million at March 31, 2008 from $394.0 million at March 31, 2007. The Company continues to be “well-capitalized” under regulatory requirements.

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

	As of and For the Quarter Ended March 31,
	2008			2007
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$412,907	$8,428	8.21%	$356,763	$8,010	9.11%
Taxable securities	27,188	364	5.38%	35,621	486	5.53%
Non-taxable securities (2)	24,322	393	6.50%	21,471	333	6.29%
Temporary investments	15,093	105	2.80%	6,084	64	4.27%

Total interest-earning assets (2)	479,510	9,290	7.79%	419,939	8,893	8.59%

Allowance for loan losses	(5,987)			(4,726)
Other assets	53,174			45,059

Total assets	$526,697			$460,272

Liabilities and Shareholders Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$121,473	$599	1.98%	$87,692	$307	1.42%
Certificates of deposit	239,378	2,940	4.94%	200,506	2,469	4.99%
Federal funds purchased	1,340	11	3.30%	1,715	23	5.44%
Junior subordinated debentures	12,372	193	6.27%	12,372	213	6.98%
FHLB and other borrowings	114	2	7.06%	217	4	7.48%

Total interest-bearing liabilities	374,677	3,745	4.02%	302,502	3,016	4.04%

Non-interest-bearing deposits	91,736			101,467
Other liabilities	4,032			5,062

Total liabilities	470,445			409,031
Shareholders’ equity	56,252			51,241

Total liabilities and shareholders’ equity	$526,697			$460,272

Net interest income (2)		$5,545			$5,877

Net interest spread			3.77%			4.55%

Yield on average interest-earning assets			7.79%			8.59%
Interest expense to average interest-earning assets			3.14%			2.91%

Net interest income to average interest- earning assets (net interest margin)			4.65%			5.68%

(1)	Loans include loans on which the accrual of interest has been discontinued.

(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.

(3)	Loan interest income includes net loan fee amortization of $488,000 and $470,000 for 2008 and 2007, respectively.

Net interest margin as a percentage was 4.65% for the first quarter of 2008, compared with 5.68% in the first quarter of 2007. Comparing the first quarter of 2008 to the first quarter of 2007, tax-equivalent interest income was $0.4 million higher, primarily due to an increase of $59.6 million in average interest-earning assets. Interest expense increased $0.7 million, as the volume of average interest-bearing liabilities increased $72.2 million. The first quarter of 2008 net interest margin decreased 103 b.p. compared with the first quarter of 2007. The net interest margin was affected by several factors, including dramatic rate cuts of 300 basis points over the last six months by the Federal Reserve, competitive market pricing on both sides of the balance sheet, the impact of an elevated level of nonperforming loans and a lower level of noninterest-bearing demand deposit accounts year-over-year. The net settlement from interest rate contracts contributed $431,200 to net interest income in the first quarter of 2008, compared with nothing in the first quarter of 2007.

In the first quarter of 2008 the Company elected to redeem $38.9 million in callable certificates of deposit, with $21.6 million settling in March of 2008 and the balance in April 2008. The Company pre-funded the redemptions with $35 million of new certificates of deposit issued in March 2008 with a 140 basis point lower average cost and a slightly longer duration. In connection with the March redemption, the Company wrote off $123,000 of unamortized premiums associated with those deposits. The deposit premium write-off increased the average cost of interest-bearing liabilities by approximately 13 basis points and decreased the margin by 10 basis points in the first quarter of 2008.

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

The Company recorded a provision for credit losses of $593,000 in the first quarter of 2008, compared with a $275,000 provision in the first quarter of 2007. Net charge-offs of $158,000 and $2,000 were recorded for the three-month periods ended March 31, 2008 and 2007, respectively. The allowance for loan losses was 1.50% as a percentage of loans outstanding at March 31, 2008, compared with 1.31% in the same quarter last year. The allowance for loan losses represented 78% of non-performing loans at March 31, 2008 compared with 422% at March 31, 2007.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Service charges on deposit accounts	$164	$166
International trade fees	200	146
Fiduciary income	173	190
Increase in cash surrender value of bank-owned life insurance	152	136
Wire fees	81	81
Mortgage brokerage fees	62	52
Other income	130	135

Total non-interest income	$962	$906

Non-interest income increased $56,000, or 6%, in the first quarter of 2008 over the comparable 2007 quarter. The increase was primarily related to higher revenues from the Company’s international trade department and bank-owned life insurance.

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Salaries and employee benefits	$2,507	$2,496
Net occupancy and equipment	617	539
Professional services	263	387
Data processing and communications	215	260
Business taxes	117	93
Interest rate contracts adjustments	228	127
FDIC Assessment	91	12
Foreclosed asset expense (income)	(162)	—
Other expense	734	728

Total non-interest expense	$4,610	$4,642

Non-interest expenses in the first quarter of 2008 were $4.6 million, down slightly from the first quarter of 2007. Included in the first quarter 2008 and 2007 results were non-cash charges of $228,000 and $127,000, respectively, for the ineffective portion of the Company’s cash flow hedges and the change in fair value of its interest rate floor contract. The first quarter of 2008 also included a gain on sale of other real estate owned of $216,500. Salaries and employee benefits for the first quarter of 2008 were approximately equal to the first quarter of 2007 amount.

In the first quarter of 2008, the Company substantially completed a planned reduction of approximately 7% in its workforce primarily through attrition and better matching of staffing levels to customer traffic flows, as well as job eliminations. The number of full-time equivalent employees was 130 at March 31, 2008, compared with 138 at March 31, 2007.

Net occupancy and equipment expenses in the first quarter of 2008 were higher than the first quarter of 2007 primarily due to higher levels of depreciation related to branch remodeling and related asset acquisitions in mid-2007. Professional services were down significantly in the first quarter of 2008 compared with the first and fourth quarters of 2007. In the first quarter of 2008, the Company experienced $20,100 higher legal costs related to nonperforming loans, and costs associated with Sarbanes-Oxley compliance efforts were $103,900 lower than in the same period in 2007. Deposit premium assessments were $91,000 in the first quarter of 2008, compared with $12,000 in the first quarter of 2007, as one-time assessment credits available to the Company were utilized to offset FDIC assessments for most of 2007.

Income Taxes

The effective tax rate for the first quarter of 2008 was 22.3% compared with 26.6% during the same period of 2007. The effective tax rate was below the federal tax rate of 34 percent principally due to non-taxable income from bank-owned life insurance, income from tax-exempt investment securities and tax credits arising from low income housing investments.

Financial Condition

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	March 31, 2008	December 31, 2007
Agency securities	$1,575	$1,514
Mortgage-backed securities	26,241	27,263
Municipal bonds	22,853	22,801

	$50,669	$51,578

Total investment securities as of March 31, 2008 were $50.7 million, compared with $51.6 million at December 31, 2007. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk.

Loans

Total loans outstanding were $415.5 million and $397.3 million at March 31, 2008 and December 31, 2007, respectively. Unfunded loan commitments were $188.1 million at March 31, 2008 and $189.1 million at December 31, 2007.

The following table presents the composition of the Company’s loan portfolio in accordance with bank regulatory guidelines, at the dates indicated:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$101,520	24.4%	$101,662	25.5%
Real estate:
Construction	103,595	24.9%	97,447	24.5%
Residential 1-4 family	44,799	10.8%	39,200	9.8%
Multifamily	9,642	2.3%	9,938	2.5%
Commercial	153,400	36.7%	146,348	36.7%
Installment and other consumer	3,680	0.9%	3,924	1.0%

Total loans, gross	416,636	100.0%	398,519	100.0%

Deferred loan fees	(1,162)		(1,194)

Loans, net of deferred loan fees	$415,474		$397,325

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

Special Allowance. Special allowances are established to facilitate changes in the Bank’s strategy and other factors. Special allocations are to take into consideration various factors that include, but are not limited to:

•	effectiveness of credit administration;

•	adequacy of loan review;

•	the adequacy of loan operations personnel and processes;

•	the trend in loan growth and the percentage of change;

•	the level of geographic and/or industry concentration;

•	the effect of competitive issues that impact loan underwriting and structure;

•	the impact of economic conditions, including interest rate trends;

•	the introduction of new loan products or special marketing efforts;

•	large credit exposure and trends; and

•	commercial real estate acquisition and development portfolio.

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

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $6.4 million at March 31, 2008 and $6.0 million December 31, 2007. The allowance for loan losses, as a percentage of total loans, increased from 1.46% on December 31, 2007 to 1.50% at March 31, 2008. Management believes the allowance for credit losses at March 31, 2008 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit loss for the periods indicated:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$3,283	51%	$2,733	46%
Specific	859	13%	—	—
Special	2,282	36%	3,167	52%
Available for other factors	1	0%	90	2%

Total allowance for credit losses	$6,425	100%	$5,990	100%

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Loans outstanding at end of period, net of deferred fees	$415,474	$366,029
Average loans outstanding during the period	$412,907	$356,763
Allowance for credit losses, beginning of period	$5,990	$4,825
Loans charged off:
Commercial	163	—
Real estate	—	—
Consumer and other	7	26

Total loans charged-off	170	26

Recoveries:
Commercial	1	11
Real estate	4	1
Consumer and other	7	12

Total recoveries	12	24

Net loans charged off during the period	158	2
Provision for credit losses	593	275

Allowance for credit losses, end of period	$6,425	$5,098

Components
Allowance for loan losses	$6,235	$4,801
Liability for unfunded credit commitments	190	297

Total allowance for credit losses	$6,425	$5,098

Ratio of net loans charged off to average loans outstanding (annualized)	0.15%	N/M
Allowance for loan losses/total loans	1.50%	1.31%
Allowance for credit losses/total loans	1.55%	1.39%
Allowance for loan losses/non-performing loans	78%	422%
Allowance for credit losses/non-performing loans	80%	448%
N/M- Not meaningful

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

At March 31, 2008 the Company’s recorded investment in impaired loans was $10.8 million compared with $13.6 million at December 31, 2007. For these loans, there were specific reserves of $859,000 at March 31, 2008 and none at December 31, 2007.

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

Non-Performing Assets

Non-performing assets includes repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets at the dates indicated:

(dollars in thousands)	March 31, 2008	December 31, 2007
Loans on non-accrual status	$7,985	$10,827
Loans past due greater than 90 days and accruing	—	149

Total non-performing loans	7,985	10,976
Other real estate owned	6,046	2,240
Other repossessed assets	9	10

Total non-performing assets	$14,040	$13,226

Total assets	$548,450	$514,180

Percentage of non-performing assets to total assets	2.56%	2.57%

Total nonperforming assets at March 31, 2008 consisted primarily of four relationships totaling $13.7 million, or 98% of the total. All of these relationships related to land acquisition and development loans. The change in nonaccrual loans during the quarter ended March 31, 2008 related to the sale of one relationship, totaling $2.4 million, the foreclosure and transfer of loans to other real estate owned (OREO) totaling $4.2 million and the addition of one relationship to nonperforming loans of $3.8 million. The new nonaccrual loan relates to a residential real estate project in the Vancouver, Washington area. The change in OREO during the first quarter of 2008 related to the loan foreclosures referred to above and the sale of one property carried at $434,000 for a gain of $216,500. The $6.1 million balance of OREO at March 31, 2008 is almost entirely related to one residential real estate development project in the Portland, Oregon area.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank’s primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market. Investment in securities available-for-sale was $50.7 million at March 31, 2008 and $51.6 million at December 31, 2007.

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	March 31, 2008	December 31, 2007
Non-interest-bearing demand deposits	$87,501	$91,662
Savings	16,691	17,687
Interest-bearing demand deposits	16,646	18,105
Money market accounts	93,345	86,658
Certificates of deposit under $100,000	68,673	66,137
Certificates of deposit over $100,000	189,453	160,930

Total	$472,309	$441,179

Total deposits increased $31.1 million in the first quarter of 2008, or 7%, over total deposits at December 31, 2007. Of the total increase in deposits, $17.3 million related to the pre-funding of callable brokered certificates of deposits that were redeemed in April 2008. The called certificates of deposits were replaced with new brokered certificates of deposits at lower rates. At March 31, 2008, the Bank’s brokered deposits totaled $162.7 million, compared with $121.4 million at December 31, 2007. The Company’s loan growth in 2008 and 2007 exceeded its core deposit generation, and the Company has supplemented its core deposits with brokered certificates of deposits and brokered money market deposits.

The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $50.0 million for short-term liquidity needs. In addition, the parent company has a $2 million line of credit with a correspondent bank. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20% of the Bank’s assets, subject to collateral limitations. The line is available for overnight federal funds, or notes with other terms and maturities. With the collateral available on March 31, 2008, the Company believes the Bank could borrow up to approximately $104.9 million. FHLB borrowings in excess of $26.3 million would require the Company to purchase additional FHLB stock. At March 31, 2008, the Company had no overnight federal funds borrowings with FHLB.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows from operations in the first quarters of 2008 and 2007 were approximately $1.5 million each period. These net cash flows were principally from earnings. Net cash used by investing activities of $18.1 million and $6.2 million in the 2008 and 2007 periods, respectively, primarily related to the increase in loans during those periods. In the first three months of 2008, net deposit growth provided $30.9 million of cash to support loan growth and pre-fund the redemption of $17.3 million of callable certificates of deposit in April 2008. Cash used in financing activities in the first three months of 2007 was primarily related to a $5.4 million net decrease in deposits.

Capital Resources

Capital Ratios

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

As of March 31, 2008, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) in 2005. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of March 31, 2008, trust preferred securities accounted for 19% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table presents selected capital information for the Company and the Bank as of March 31, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total risk-based capital:
Consolidated	$70,791	14.42%	$39,271	>8.00%	N/A	N/A
Bank	$66,943	13.66%	$39,203	>8.00%	$49,004	>10.00%
Tier 1 risk-based capital:
Consolidated	$64,279	13.09%	$19,636	>4.00%	N/A	N/A
Bank	$60,814	12.41%	$19,601	>4.00%	$29,402	>6.00%
Tier 1 (leverage) capital:
Consolidated	$64,279	12.25%	$20,996	>4.00%	N/A	N/A
Bank	$60,814	11.60%	$20,962	>4.00%	$26,203	>5.00%
December 31, 2007
Total risk-based capital:
Consolidated	$69,095	14.82%	$37,310	>8.00%	N/A	N/A
Bank	$65,421	14.06%	$37,220	>8.00%	$46,525	>10.00%
Tier 1 risk-based capital:
Consolidated	$63,260	13.56%	$18,655	>4.00%	N/A	N/A
Bank	$59,603	12.81%	$18,610	>4.00%	$27,915	>6.00%
Tier 1 (leverage) capital:
Consolidated	$63,260	12.51%	$20,233	>4.00%	N/A	N/A
Bank	$59,603	11.78%	$20,236	>4.00%	$25,296	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of March 31, 2008 and December 31, 2007, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

Stock Repurchase Program

In September, 2007, the Company announced a stock repurchase program for up to 500,000 shares. The Company intends to use existing funds to finance the repurchases. When evaluating timing and amount of common stock repurchases, management considers a number of factors including, but not limited to, projected earnings generation, risk weighted asset growth, capital ratios relative to regulatory capital guidelines, availability and cost of other capital resources and the market valuation of its stock price. As of March 31, 2008, the Company has not repurchased any of its shares of common stock.

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

Interest Rate Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. As of March 31, 2008, the Bank was asset sensitive.

For a complete description of the Company’s disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2007.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out evaluations, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the existing disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its periodic SEC filings.

There have been no changes in our internal controls or in other factors that have materially affected or are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

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

Item 1A.	Risk Factors

There were no material changes to the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable

Item 3.	Defaults upon Senior Securities

  Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

  Not applicable

Item 5.	Other Information

  None

Item 6.	Exhibits

  (a) Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed January 15, 1998; File No. 333-44355/Film No. 98507908

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2007; File No. 000-23881/Film No. 071196564)

10.1	First Amendment to Employment Agreement with Gerald L. Brickey

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008

Cowlitz Bancorporation
(Registrant)

By:	/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer