Form 10-Q
period 2008-06-30
COWLITZ BANCORPORATION
filed 2008-08-14
CIK 894267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the quarter ended June 30, 2008
☐	Transition report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934 For the transition period from ________ to ________

Commission file number 0-23881

COWLITZ BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1529841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, no par value on July 31, 2008: 5,067,379 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

Forward-Looking Statements

Management’s discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: those set forth in our most recent Form 10-K and other filings with the SEC, changes in general economic conditions, competition for financial services in the market area of the Company, the impact of the current national and regional economy (including real estate values) or loan demand and borrowers’ financial capacity in the Company’s market, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Risks identified are applicable as of the date made. Forward looking statements in this document include, without limitation, statements regarding the adequacy of our allowance for loan losses and liquidity. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

(dollars in thousands)	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$28,606	$31,251
Investment securities	43,538	51,578
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	428,187	397,325
Allowance for loan losses	(14,033)	(5,801)
Total loans, net	414,154	391,524
Cash surrender value of bank-owned life insurance	14,634	14,328
Premises and equipment	6,312	6,515
Goodwill and other intangibles	1,798	1,834
Accrued interest receivable and other assets	20,021	15,903
Total assets	$530,310	$514,180
Liabilities
Deposits:
Non-interest-bearing demand	$86,984	$91,662
Savings and interest-bearing demand	30,783	35,792
Money market	78,839	86,658
Certificates of deposit	268,766	227,067
Total deposits	465,372	441,179
Federal funds purchased	475	1,050
Junior subordinated debentures and other borrowings	12,460	12,501
Accrued interest payable and other liabilities	3,768	3,910
Total liabilities	482,075	458,640
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, no par value; 25,000,000 shares authorized with 5,067,379 and 5,054,437 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	29,013	28,936
Additional paid-in capital	2,519	2,484
Retained earnings	14,564	21,753
Accumulated other comprehensive income	2,139	2,367
Total shareholders' equity	48,235	55,540
Total liabilities and shareholders' equity	$530,310	$514,180

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest income
Interest and fees on loans	$8,270	$8,291	$16,686	$16,289
Interest on taxable investment securities	341	457	705	943
Interest on non-taxable investment securities	263	220	525	440
Other interest and dividend income	58	56	163	120
Total interest income	8,932	9,024	18,079	17,792
Interest expense
Savings and interest-bearing demand deposits	450	493	1,049	800
Certificates of deposit	2,583	2,737	5,523	5,206
Federal funds purchased and other borrowings	26	36	39	63
Junior subordinated debentures	138	218	331	431
Total interest expense	3,197	3,484	6,942	6,500
Net interest income before provision for credit losses	5,735	5,540	11,137	11,292
Provision for credit losses	13,002	-	13,595	275
Net interest income (loss) after provision for credit losses	(7,267)	5,540	(2,458)	11,017
Non-interest income
Service charges on deposit accounts	179	171	343	337
International trade fees	135	133	335	279
Fiduciary income	163	174	336	364
Increase in cash surrender value of bank-owned life insurance	154	137	306	273
Wire fees	84	94	165	175
Mortgage brokerage fees	46	81	108	133
Securities losses	(432)	-	(432)	-
Other income	118	119	248	254
Total non-interest income	447	909	1,409	1,815
Non-interest expense
Salaries and employee benefits	2,500	2,419	5,007	4,915
Net occupancy and equipment	630	553	1,247	1,092
Professional services	208	384	471	771
Data processing and communications	231	210	446	470
Business taxes	125	117	242	210
Interest rate contracts adjustments	89	506	317	633
FDIC assessment	96	12	187	24
Foreclosed asset expense, net	2,036	422	1,874	422
Other expense	1,009	921	1,743	1,649
Total non-interest expense	6,924	5,544	11,534	10,186
Income (loss) before provision for income taxes	(13,744)	905	(12,583)	2,646
Income tax provision (benefit)	(5,653)	232	(5,394)	695
Net income (loss)	$(8,091)	$673	$(7,189)	$1,951
Earnings (loss) per common share:
Basic	$(1.60)	$0.14	$(1.42)	$0.40
Diluted	$(1.60)	$0.13	$(1.42)	$0.38
Weighted average shares outstanding:
Basic	5,055,621	4,944,457	5,055,047	4,922,595
Diluted	5,055,621	5,191,600	5,055,047	5,185,684

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands, except shares)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006	4,889,323	$27,279	$2,366	$21,667	$(587)	$50,725
Comprehensive income:
Net income	-	-	-	86	-	86
Net change in unrealized gain on:
Investments available-for-sale, net of taxes of $7	-	-	-	-	14	14
Cash flow hedges, net of taxes of $1,582	-	-	-	-	2,940	2,940
Comprehensive income						3,040
Proceeds from the exercise of stock options and employee stock purchases	165,114	1,657	-	-	-	1,657
Share-based compensation	-	-	118	-	-	118
Balance, December 31, 2007	5,054,437	28,936	2,484	21,753	2,367	55,540
Comprehensive loss:
Net loss	-	-	-	(7,189)	-	(7,189)
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of ($165)	-	-	-	-	(305)	(305)
Cash flow hedges, net of taxes of $42	-	-	-	-	77	77
Comprehensive loss						(7,417)
Proceeds from the exercise of stock options and employee stock purchases	12,942	77	-	-	-	77
Share-based compensation	-	-	35	-	-	35
Balance, June 30, 2008	5,067,379	$29,013	$2,519	$14,564	$2,139	$48,235

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Net income (loss)	$(7,189)	$1,951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision	(5,394)	695
Share-based compensation	43	280
Excess tax benefit on stock options exercised	-	(56)
Depreciation and amortization	847	472
Provision for credit losses	13,595	275
Increase in cash surrender value of bank-owned life insurance	(306)	(273)
Net loss on sales and write-downs of investment securities	432	-
Interest rate contracts adjustments	261	633
Net (gain) loss on sale of foreclosed assets	(236)	306
Write-down of foreclosed assets	1,952	305
Increase in accrued interest receivable and other assets	(412)	(700)
Decrease in accrued interest payable and other liabilities	(205)	(382)
Other	30	28
Net cash provided by operating activities	3,418	3,534
Cash flows from investing activities
Proceeds from maturities and sales of investment securities	10,414	3,394
Net increase in loans	(40,725)	(24,820)
Proceeds from sale of foreclosed assets	1,102	317
Purchases of investment securities	(405)	-
Proceeds from termination of cash flow hedging instrument	482	-
Purchases of bank-owned life insurance	-	(267)
Purchases of premises and equipment	(257)	(760)
Net cash used by investing activities	(29,389)	(22,136)
Cash flows from financing activities
Net increase in deposits	23,865	18,474
Net increase (decrease) in federal funds purchased	(575)	375
Repayment of Federal Home Loan Bank and other borrowings	(41)	(62)
Proceeds from the exercise of stock options	77	725
Excess tax benefit on stock options exercised	-	56
Net cash provided by financing activities	23,326	19,568
Net increase (decrease) in cash and cash equivalents	(2,645)	966
Cash and cash equivalents, beginning of period	31,251	26,581
Cash and cash equivalents, end of period	$28,606	$27,547
Supplemental disclosure of cash flow information
Cash paid for interest	$7,244	$6,050
Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$4,525	$618

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. The Company has one wholly-owned trust, Cowlitz Statutory Trust I (the Trust), for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust. Certain reclassifications have been made in prior year’s data to conform to the current year’s presentation.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be anticipated for the year ending December 31, 2008. The interim consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including the notes thereto, included in the Company’s 2007 Annual Report on Form 10-K.

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

Use of estimates in preparation of the consolidated financial statements - Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses and carrying values of the Company's goodwill and other real estate owned.

Derivative Financial Instruments - In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate risk. All derivative instruments are recorded as either other assets or other liabilities at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings and included in non-interest expense unless specific hedge accounting criteria are met.

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

Recently Issued Accounting Standards - In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company adopted this statement on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FAS 157-2 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of the adoption of SFAS No. 141R.

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

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit (original maturities of 90 days or less), and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings (Loss) Per Share

The following table reconciles the denominator of the basic and diluted earnings (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares outstanding – basic	5,055,621	4,944,457	5,055,047	4,922,595
Effect of assumed conversion of stock options	-	247,143	-	263,089
Weighted-average shares outstanding – diluted	5,055,621	5,191,600	5,055,047	5,185,684

No options to purchase shares were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2008, as their inclusion would be anti-dilutive. All options outstanding were included in the computation of diluted earnings (loss) per share for the three and six-month periods of 2007.

4. Share-Based Compensation

The Company has a stock option plan and a stock appreciation rights (SAR) plan. Compensation costs related to these plans are recognized on a straight-line basis. Compensation cost charged against income for the plans was $36,000 and $43,000 for the three and six-months ended June 30, 2008, respectively, compared with $55,000 and $280,000 for the same periods of 2007, respectively. Income tax benefits recognized in the income statement for share-based compensation were $13,000 and $15,000 for the three and six-months of 2008, respectively, compared with $19,000 and $95,000 for the same periods of 2007, respectively. At June 30, 2008, unrecognized estimated compensation cost related to non-vested SARs and stock options was $167,000 and $10,200 respectively, which is expected to be recognized over weighted average periods of 2.0 and 0.9 years, respectively.

The Company generally grants its annual SAR awards in the first quarter of the calendar year. The Company awarded 147,900 and 125,800 SARs in the first quarters of 2008 and 2007, respectively, with grant date fair values of $9.15 and $16.65, respectively. The fair value of the SARs awarded in 2008 was estimated on grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 26.85%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 3.36%. The fair value of each SAR awarded in 2007 was estimated using the following weighted average assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 4.47%. The fair value of all SAR awards outstanding were revalued as of June 30, 2008 with a market close price of $7.55 and the following weighted average assumptions: expected volatility of 27.81%; expected term of 4.29 years; dividend yield of zero; and risk-free rate of return of 4.01%. After revaluation of all SAR awards outstanding at June 30, 2008, the Company recognized $33,700 of compensation expense in the second quarter of 2008. The expense recognized in the second quarter of 2007 related to SAR awards outstanding at June 30, 2007, was $42,000.

The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted in the six months ended June 30, 2008. During the first six months of 2007, 7,000 stock options were granted with the fair value of the options estimated using the following assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 4.47%. Compensation expense related to stock options was $4,600 and $69,100 in the first six months of 2008 and 2007, respectively. Share-based compensation cost in 2007 also included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. The following table summarizes stock option activity for the six months ended June 30, 2008:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	722,136	$10.92
Granted	-	-
Exercised	(3,070)	4.53
Forfeited/Expired	(42,000)	10.70
Balance, end of period	677,066	10.96	4.7	$140,260
Exercisable, end of period	672,866	10.92	4.7	$140,260

The total intrinsic value of options exercised was $13,000 and $300,800 in the first six months of 2008 and 2007, respectively. The amount of cash received from the exercise of stock options was $14,000 and $668,400 in the comparable periods of 2008 and 2007, respectively.

5. Comprehensive Income (Loss)

For the Company, comprehensive income (loss) primarily includes net income (loss) reported on the statements of operations and changes in the fair value of available-for-sale investment securities and interest rate contracts accounted for as cash flow hedges. These amounts are included in “Accumulated Other Comprehensive Income (Loss)” on the consolidated statement of changes in shareholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Net income (loss) reported	$(8,091)	$673	$(7,189)	$1,951
Unrealized gain (loss) from securities:
Net unrealized loss on available-for-sale securities arising during the period, net of tax	(750)	(607)	(585)	(536)
Reclassification adjustment of loss included in income, net of tax	280	-	280	-
Net unrealized loss from securities	(470)	(607)	(305)	(536)
Unrealized gain (loss) from cash flow hedging instruments:
Net unrealized loss from cash flow hedging instruments arising during the period, net of tax	(2,529)	(1,027)	(70)	(860)
Reclassification adjustment of loss included in income, net of tax	28	326	147	408
Net unrealized gain (loss) from cash flow hedging instruments	(2,501)	(701)	77	(452)
Total comprehensive income (loss)	$(11,062)	$(635)	$(7,417)	$963

6. Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	June 30, 2008	December 31, 2007
Agency securities	$1,540	$1,514
Mortgage-backed securities	19,545	27,263
Municipal bonds	22,453	22,801
	$43,538	$51,578

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	9,948	(346)	1,843	(51)	11,791	(397)
Municipal bonds	12,954	(301)	274	(11)	13,228	(312)
	$22,902	$(647)	$2,117	$(62)	$25,019	$(709)

At June 30, 2008, there were 61 investment securities in an unrealized loss position, of which 4 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. Due to the extraordinarily unsettled equity market for government-sponsored enterprises, the Company recorded an other-than-temporary impairment charge of $232,000 on one FNMA investment grade perpetual callable preferred security in the second quarter of 2008. The Company believes that the unrealized losses on its other securities that were in a loss position as of June 30, 2008, were primarily due to changes in market rates and not credit quality. The Company has the ability and intent to hold these investments until a market price recovery or to maturity, therefore, the unrealized loss on these investments are not considered other-than-temporarily impaired.

7. Loans and Allowance for Credit Losses

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of June 30, 2008 and December 31, 2007:

(dollars in thousands)	June 30, 2008	December 31, 2007
Commercial	$94,468	$92,496
Real estate:
Construction	123,779	109,417
Residential 1-4 family	37,130	33,224
Multifamily	3,937	6,298
Commercial	165,445	153,139
Installment and other consumer	4,547	3,945
Total loans, gross	429,306	398,519
Deferred loan fees	(1,119)	(1,194)
Loans, net of deferred loan fees	$428,187	$397,325

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$6,425	$5,098	$5,990	$4,825
Provision for credit losses	13,002	-	13,595	275
Recoveries	15	148	27	172
Charge-offs	(5,195)	(61)	(5,365)	(87)
Balance at end of period	$14,247	$5,185	$14,247	$5,185
Components
Allowance for loan losses	$14,033	$4,875	$14,033	$4,875
Liability for unfunded credit commitments	214	310	214	310
Total allowance for credit losses	$14,247	$5,185	$14,247	$5,185

Loans on which the accrual of interest has been discontinued totaled $8.6 million and $10.8 million at June 30, 2008 and December 31, 2007, respectively. Loans past due more than 90 days and still accruing interest totaled $98,000 and $149,000 at June 30, 2008 and December 31, 2007 respectively.

8. Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at June 30, 2008, was as follows:

(dollars in thousands)	Total
Commitments to extend credit	$78,409
Credit card commitments	3,609
Standby letters of credit	2,411
$84,429

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

9. Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties paid during the six-month period ended June 30, 2008 or the twelve-month period ended December 31, 2007. There were no accrued interest or penalties as of June 30, 2008 or December 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

10. Derivative Instruments and Hedging Activities

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans. The Company has entered into interest rate contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. The Company entered into three interest rate contracts in 2006, an interest rate floor and two interest rate swaps; one swap was sold in June of 2008. At the time of sale of the swap, the unrealized gain was $312,800, net of taxes of $169,200. Since the forecasted transaction at the inception of the hedging relationship remains probable, this amount will be recognized in earnings over approximately the next 35 months. All interest rate contracts are reported at their fair value in the Consolidated Statements of Condition.

At June 30, 2008, interest rate contracts with a fair value of $3.7 million were included in other assets and $2.5 million of deferred unrealized gains (net of taxes of $1.3 million) were included in accumulated other comprehensive income. At December 31, 2007, interest rate contracts with a fair value of $4.3 million were included in other assets and $2.4 million of deferred unrealized gains (net of taxes of $1.3 million) were included in accumulated other comprehensive income.

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

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Available for sale securities	$43,538	$1,540	$41,998	$-
Interest rate contracts	3,702	-	3,702	-
Nonrecurring basis:
Impaired loans	6,842	-	-	6,842
Total	$54,082	$1,540	$45,700	$6,842

The loans in the table above represent impaired, collateral dependent loans that have been adjusted to fair value. When management determines that the value of the underlying collateral is less than the recorded investment in the loan, the Company recognizes this impairment and adjusts the carrying value of the loan to fair value by charging-off the amount of the impairment to the allowance for loan losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

The Company’s most critical accounting estimate is related to the allowance for credit losses. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

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

Another critical accounting estimate of the Company is that related to the carrying value of goodwill. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), the Company ceased amortization of goodwill on January 1, 2002 and periodically tests goodwill for impairment.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Overview

The Company’s net loss for the quarter ended June 30, 2008 was $8.1 million, or ($1.60) per share, compared with net income of $673,000, or $0.13 per diluted share during the same period of 2007. For the first six months of 2008, the Company’s net loss was $7.2 million, compared with net income of $2.0 million in the first half of 2007.

Net interest income was $0.2 million higher in the second quarter of 2008, compared with the same period in 2007. For the first six months of 2008, net interest income was down $0.2 million from the same period in 2007. Average earning assets were $485.4 million in the second quarter of 2008, compared with $442.8 million in the second quarter of 2007. The increase related primarily to higher loan balances. Average interest-bearing liabilities in the second quarter of 2008 were $382.4 million, compared with $327.7 million in the second quarter of 2007, as these deposits were primarily used to fund loan growth.

The provision for credit losses was $13.0 million in the second quarter of 2008. There was no provision in the second quarter of 2007. For the six months period ended June 30, 2008, the provision for credit losses was $13.6 million compared with $275,000 in the same period of 2007. The higher provision in 2008 reflected primarily unfavorable conditions in the residential real estate market that affected home builders and developers and an increase in loans charged-off during the process. A slowdown in home buying has resulted in slower sales and declining real estate valuations, which have significantly affected these borrowers’ liquidity and ability to repay loans.

At June 30, 2008, total assets were $530.3 million, an increase of $16.1 million, or 3.1%, from December 31, 2007. Total loans increased 8% to $428.2 million, from $397.3 million at December 31, 2007. Loans grew at an annualized rate of 16% in the first six months of 2008. Total deposits increased 5% to $465.4 million at June 30, 2008 from $441.2 million at December 31, 2007. The Company continues to maintain capital ratios in excess of regulatory levels required to be well-capitalized. In addition, management believes the Company has significant amounts of liquidity readily available.

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

	For Three Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Loans (1) (2) (3)	$425,731	$8,282	7.82%	$382,440	$8,300	8.70%
Taxable securities	25,228	341	5.44%	33,936	458	5.41%
Non-taxable securities (2)	24,496	397	6.52%	21,356	293	5.50%
Temporary investments	9,934	58	2.35%	5,113	56	4.39%
Total interest-earning assets (2)	485,389	$9,078	7.52%	442,845	$9,107	8.25%
Allowance for loan losses	(8,283)			(4,951)
Other assets	57,304			47,907
Total assets	$534,410			$485,801
Liabilities and shareholders' equity
Interest-bearing liabilities:
Savings, money market and interest-bearing demand deposits	$115,641	$450	1.57%	$95,220	$493	2.08%
Certificates of deposit	250,724	2,583	4.14%	217,613	2,737	5.04%
Federal funds purchased	3,536	24	2.73%	2,337	32	5.49%
Junior subordinated debentures	12,372	138	4.49%	12,372	218	7.07%
FHLB and other borrowings	94	2	8.56%	186	4	8.63%
Total interest-bearing liabilities	382,367	$3,197	3.36%	327,728	$3,484	4.26%
Non-interest-bearing deposits	91,002			99,740
Other liabilities	3,889			5,132
Total liabilities	477,258			432,600
Shareholders' equity	57,152			53,201
Total liabilities and shareholders' equity	$534,410			$485,801

Net interest income (2)		$5,881			$5,623

Net interest spread			4.16%			3.99%
Yield on average interest-earning assets			7.52%			8.25%
Interest expense to average interest-earning assets			2.65%			3.16%
Net interest income to average interest-earning assets (net interest margin)			4.87%			5.09%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fee income of $401,900 and $443,900 for 2008 and 2007, respectively.

	For Six Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Loans (1) (2) (3)	$419,319	$16,709	8.01%	$369,672	$16,306	8.89%
Taxable securities	26,208	705	5.41%	34,773	943	5.47%
Non-taxable securities (2)	24,409	792	6.53%	21,413	589	5.55%
Temporary investments	12,513	163	2.62%	5,596	120	4.32%
Total interest-earning assets (2)	482,449	$18,369	7.66%	431,454	$17,958	8.39%
Allowance for loan losses	(7,135)			(4,839)
Other assets	55,239			46,494
Total assets	$530,553			$473,109
Liabilities and shareholders' equity
Interest-bearing liabilities:
Savings, money market and interest-bearing demand deposits	$118,557	$1,049	1.78%	$91,477	$800	1.76%
Certificates of deposit	245,050	5,523	4.53%	209,107	5,206	5.02%
Federal funds purchased	2,438	35	2.89%	2,028	55	5.47%
Junior subordinated debentures	12,372	331	5.38%	12,372	431	7.03%
FHLB and other borrowings	104	4	7.73%	201	8	8.03%
Total interest-bearing liabilities	378,521	$6,942	3.69%	315,185	$6,500	4.16%
Non-interest-bearing deposits	91,369			100,599
Other liabilities	3,961			5,098
Total liabilities	473,851			420,882
Shareholders' equity	56,702			52,227
Total liabilities and shareholders' equity	$530,553			$473,109
Net interest income (2)		$11,427			$11,458
Net interest spread			3.97%			4.23%
Yield on average interest-earning assets			7.66%			8.39%
Interest expense to average interest-earning assets			2.89%			3.04%
Net interest income to average interest-earning assets (net interest margin)			4.76%			5.36%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fee income of $889,500 and $912,400 for 2008 and 2007, respectively.

Net interest margin as a percentage was 4.87% in the second quarter of 2008, compared with 5.09% in the same quarter last year and 4.76% and 5.36% for the six months ended June 30, 2008 and 2007, respectively. Comparing the first six months of 2008 to the first six months of 2007, tax-equivalent interest income was $0.4 million higher, primarily due to an increase of $51.0 million in average interest-earning assets. Interest expense increased $0.4 million, as the volume of average interest-bearing liabilities increased $63.3 million. Net interest margin decreased 22 b.p in the second quarter of 2008 compared to the second quarter of 2007. The first six months of 2008 net interest margin decreased 60 b.p. compared with the first six months of 2007. The net interest margin was affected by several factors, including dramatic rate cuts of 325 basis points over the last 12 months by the Federal Reserve, competitive market pricing on both sides of the balance sheet, the impact of an elevated level of nonperforming loans and a lower level of noninterest-bearing demand deposit accounts year-over-year. The net cash received by the Company for interest payments from counterparties in the three and six-month periods ended June 30, 2008 was $820,100 and $1,251,300, respectively, compared to net payments to counterparties of $57,300 in the same periods of 2007.

The 2008 net interest margins were also affected by the Company’s election to redeem $45.1 million in callable certificates of deposit, with $21.5 million settling in March of 2008 and the balance in the second quarter of 2008. The new certificates of deposit have an approximately 150 basis point lower average cost and a slightly longer duration. In connection with the redemptions, the Company wrote off all unamortized premiums associated with those deposits. The deposit premium write-off increased the average cost of interest-bearing liabilities and decreased the net interest margin by approximately 6 basis points in the second quarter of 2008, and increased the average cost of interest-bearing liabilities by 13 basis points and decreased the margin by 10 basis points in the first quarter of 2008. The margin in the second quarter of 2007 was lower by approximately 25 basis points as the result of interest reversals on non-accrual loans in that quarter.

Provision for Credit Losses

The Company recorded a provision for credit losses of $13 million in the second quarter of 2008, compared with no provision in the second quarter 2007 and $13.6 million in the first six months of 2008 compared to $275,000 in the same period in 2007. The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See "Allowance for Credit Losses" below for a more detailed discussion.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Service charges on deposit accounts	179	$171	$343	$337
International trade fees	135	133	335	279
Fiduciary income	163	174	336	364
Increase in cash surrender value of bank-owned life insurance	154	137	306	273
Wire fees	84	94	165	175
Mortgage brokerage fees	46	81	108	133
Securities losses	(432)	-	(432)	-
Other income	118	119	248	254
Total non-interest income	$447	$909	$1,409	$1,815

Non-interest income decreased $462,000 in the second quarter of 2008 when compared to the second quarter of 2007. Non-interest income in the first six months of 2008 was $1.4 million, a decrease of $406,000 over the same period in 2007. Securities losses in the three and six month periods ending June 30, 2008 were $432,000 compared to no losses in the same periods in 2007 Of this loss, $200,000 was related to the sale of four mortgage-backed securities. The balance of $232,000 was due to the recognition of an other-than-temporary impairment charge on one FNMA investment grade perpetual callable preferred security, reflecting the extraordinarily unsettled equity market for this government-sponsored enterprise (GSE). Continued uncertainties regarding the future outlook for FNMA and other GSE’s could lead to additional impairment charges for these securities.

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Salaries and employee benefits	2,500	2,419	5,007	4,915
Net occupancy and equipment	630	553	1,247	1,092
Professional services	208	384	471	771
Data processing and communications	231	210	446	470
Business taxes	125	117	242	210
Interest rate contracts adjustments	89	506	317	633
FDIC assessment	96	12	187	24
Foreclosed asset expense, net	2,036	422	1,874	422
Other expense	1,009	921	1,743	1,649
Total non-interest expense	$6,924	$5,544	$11,534	$10,186

Non-interest expenses in the second quarter of 2008 were $6.9 million, up $1.4 million from the second quarter of 2007. The increase was primarily due to higher foreclosed asset expenses of $1.6 million due to $1.9 million of OREO write-downs in the second quarter of 2008 to reflect recent appraisals and management’s assessment of amounts ultimately collectible on disposition of the properties.

Salaries and employee benefits for the three and six-month periods of 2008 were approximately equal to the amounts in the same periods of 2007. In the first quarter of 2008, the Company substantially completed a planned reduction of approximately 7% in its workforce primarily through attrition and better matching of staffing levels to customer traffic flows, as well as job eliminations. The number of full-time equivalent employees was 129 at June 30, 2008, compared with 142 at June 30, 2007.

On a year-to-date basis, net occupancy and equipment expenses in the first half of 2008 were higher than the first half of 2007 primarily due to higher levels of depreciation related to branch remodeling and related asset acquisitions in mid-2007. Professional services were down significantly in the first half of 2008 compared with the first half of 2007, primarily due to costs associated with Sarbanes-Oxley compliance efforts which were down $182,000 in 2008 when compared to the same period in 2007.

Non-cash charges for the ineffective portion of the Company’s cash flow hedges in the second quarter of the 2008 was $89,000, compared with $506,000 in the same quarter last year. In June 2008, the Company sold its $25 million notional value swap for a gain of $482,000. The sale was in response to management’s assessment of the Bank’s interest rate risk profile and favorable market conditions. The swap was sold for $482,000 and the unrealized gain in comprehensive income will be recognized ratably through interest income as the originally hedged forecasted transactions (interest payments on variable-rate loans) affect earnings. The Company expects to accrete $256,000 and $198,000 of the deferred gain through earnings during 2008 and 2009, respectively, and immaterial amounts in 2010 and 2011.

 Income Taxes

The Company’s effective tax rate for the first six months of 2008 was 43%, compared with 26% for the first six months of 2007. When the Company incurs a pre-tax loss, its effective tax rate is higher than the Federal statutory rate of 35% primarily due to tax-exempt income related to its municipal securities portfolio and investments in bank-owned life insurance. The Company’s effective tax rate for interim periods is based on projections of taxable income or loss for the full year and is affected by the relative amounts of taxable and non-taxable income and the amount of available tax credits.

Financial Condition

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Agency securities	$1,540	$1,514
Mortgage-backed securities	19,545	27,263
Municipal bonds	22,453	22,801
	$43,538	$51,578

Total investment securities as of June 30, 2008 were $43.5 million, compared with $51.6 million at December 31, 2007. The decrease in total securities from year-end 2007 primarily reflected the sale of four non-agency mortgage-backed securities, as well as scheduled principal payments. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk.

Loans

Total loans outstanding were $428.2 million and $397.3 million at June 30, 2008 and December 31, 2007, respectively. Unfunded loan commitments were $84.4 million at June 30, 2008 and $96.3 million at December 31, 2007.

The following table presents the composition of the Company's loan portfolio, in accordance with bank regulatory guidelines, at the dates indicated:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$94,468	22.0%	$92,496	23.2%
Real estate:
Construction	123,779	28.8%	109,417	27.5%
Residential 1-4 family	37,130	8.7%	33,224	8.3%
Multifamily	3,937	0.9%	6,298	1.6%
Commercial	165,445	38.5%	153,139	38.4%
Installment and other consumer	4,547	1.1%	3,945	1.0%
Total loans, gross	429,306	100.0%	398,519	100.0%
Deferred loan fees	(1,119)		(1,194)
Loans, net of deferred loan fees	$428,187		$397,325

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

During the second quarter of 2008, management performed an extensive internal loan process review of construction and land loans and commercial real estate loans. The Company’s non-performing loans at June 30, 2008 relate to four relationships involved with residential real estate development. Collateral values for these loans declined significantly in the second quarter of 2008, and a slowdown in home buying has reduced the borrowers’ cash flows. Consistent with regulatory guidelines and industry trends, the Company has charged-off impairment reserves to the period when estimated collateral values are less than the loan balance for collateral dependent loans. In the second quarter of 2008, net charge-offs were $5.2 million, compared with a net recovery of $87,000 in the second quarter of 2007.

The provision for loan losses was $13.0 million in the second quarter of 2008, compared with no provision in the same quarter last year. Management's evaluation of the loan portfolio resulted in a total allowance for credit losses of $14.2 million at June 30, 2008 and $6.0 million December 31, 2007. The allowance for credit losses, as a percentage of total loans, increased from 1.50% on December 31, 2007 to 3.33% at June 30, 2008. The allowance for credit losses represented 163% of non-performing loans at June, 2008 compared with 32% at June 30, 2007. Management believes the allowance for credit losses at June 30, 2008 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit loss for the periods indicated:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$5,255	37%	$2,733	46%
Specific	-	-	-	-
Special	8,769	61%	3,167	52%
Available for other factors	223	2%	90	2%
Total allowance for credit losses	$14,247	100%	$5,990	100%

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Loans outstanding at end of period, net of deferred fees	$428,187	$382,711	$428,187	$382,711
Average loans outstanding during the period	425,731	382,440	419,319	369,672
Allowance for credit losses, beginning of period	$6,425	$5,098	$5,990	$4,825
Loans charged off:
Commercial	849	50	1,012	50
Real estate	4,317	-	4,317	-
Consumer and other	29	11	36	37
Total loans charged-off	5,195	61	5,365	87
Recoveries:
Commercial	1	95	2	106
Real estate	-	1	4	2
Consumer and other	14	52	21	64
Total recoveries	15	148	27	172
Net loans charged off (recovered) during the period	5,180	(87)	5,338	(85)
Provision for credit losses	13,002	-	13,595	275
Allowance for credit losses, end of period	$14,247	$5,185	$14,247	$5,185
Components
Allowance for loan losses	$14,033	$4,875	$14,033	$4,875
Liability for unfunded credit commitments	214	310	214	310
Total allowance for credit losses	$14,247	$5,185	$14,247	$5,185
Ratio of net loans charged off (recovered) to average loans outstanding (annualized)	4.88%	-0.09%	2.56%	-0.05%
Allowance for loan losses/total loans	3.28%	1.27%	3.28%	1.27%
Allowance for credit losses/total loans	3.33%	1.35%	3.33%	1.35%
Allowance for loan loss/non-performing loans	161%	30%	161%	30%
Allowance for credit losses/non-performing loans	163%	32%	163%	32%

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

At June 30, 2008 the Company’s recorded investment in impaired loans was $11.2 million compared with $13.6 million at December 31, 2007. For these loans, there were no specific reserves at June 30, 2008 and December 31, 2007.

Non-Performing Assets

Non-performing assets includes repossessed real estate or other assets, loans for which the accrual of interest has been suspended and loans past due greater than 90 days and still accruing. The following table presents information on the Company’s non-performing assets at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Loans on non-accrual status	$8,635	$10,827
Loans past due greater than 90 days and accruing	98	149
Total non-performing loans	8,733	10,976
Other real estate owned	3,925	2,240
Other repossessed assets	285	10
Total non-performing assets	$12,943	$13,226
Total assets	$530,310	$514,180
Percentage of non-performing assets to total assets	2.44%	2.57%

Total nonperforming assets at June 30, 2008 were $12.9 million, down from $13.2 million at December 31, 2007. As a percentage of total assets, non-performing assets were 2.44% at June 20, 2008 compared to 2.57% at December 31, 2007.

Non-accrual loans at June 30, 2008 consisted of four relationships totaling $8.6 million. All of these relationships related to land acquisition and development loans in Oregon and Washington. During the second quarter of 2008, the Company charged off to the allowance for loan losses two smaller relationships totaling $720,000 and recorded charge-offs on two other real estate relationships totaling approximately $3.2 million. Two new real estate related relationships were placed on non-accrual in the quarter, totaling approximately $4.5 million.

Other real estate owned (OREO) totaled $3.9 million at June 30, 2008, up from $2.2 million at December 31, 2007. The increase was primarily due to the addition of two properties related to a residential real estate development project totaling $4.0 million, offset by foreclosed asset write-downs totaling approximately $1.9 million to reflect recent appraisals and management’s assessment of amounts ultimately collectible on disposition of the properties. OREO properties at June 30, 2008 consisted primarily of one residential real estate development project and one parcel of land in the Portland, Oregon area.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased, and depending on the availability of collateral, borrowings from the Federal Reserve and FHLB.

Secondary sources of liquidity include sale of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. Investments in securities available for sale were $43.5 million at June 30, 2008.

Longer term funding needs can be met through a variety of wholesale sources that have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities, brokered CDs and investments that qualify as regulatory capital, including trust preferred securities and subordinated debt. In addition, the Company may also issue equity capital to address liquidity or capital needs.

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Non-interest-bearing demand deposits	$86,984	$91,662
Savings	15,836	17,687
Interest-bearing demand deposits	14,947	18,105
Money market accounts	78,839	86,658
Certificates of deposit under $100,000	72,417	66,137
Certificates of deposit over $100,000	196,349	160,930
Total	$465,372	$441,179

Total deposits increased $24.2 million in the first half of 2008, or 5%, over total deposits at December 31, 2007. At June 30, 2008, the Bank’s brokered deposits totaled $155.7 million, compared with $121.4 million at December 31, 2007. The Company’s loan growth in 2008 and 2007 exceeded its core deposit generation, and the Company has supplemented its core deposits with brokered certificates of deposits and brokered money market deposits. The Company’s brokered deposits have maturities ranging from 90 days to five years. At June 30, 2008, approximately 89% of the Company’s brokered CDs had original maturities of one year or more. The Company’s brokered money market deposits are provided to the Bank under long-term contracts, providing a relatively stable source of funds. The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $20.0 million for short-term liquidity needs. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20% of the Bank's assets, subject to collateral limitations. With the collateral available on June 30, 2008, the Company believes the Bank could borrow up to approximately $101.4 million. FHLB borrowings in excess of $26.3 million would require the Company to purchase additional FHLB stock. At June 30, 2008, the Company had only minor amounts of borrowings from the FHLB.

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

As of June 30, 2008, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of Tier 1 capital. As of June 30, 2008, trust preferred securities accounted for 23% of Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table presents selected capital information for the Company and the Bank as of June 30, 2008 and December 31, 2007:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total risk-based capital:
Consolidated	$59,445	12.21%	$38,958	>8.00%	N/A	N/A
Bank	$57,252	11.78%	$42,366	>8.00%	$48,604	>10.00%
Tier 1 risk-based capital:
Consolidated	$53,257	10.94%	$19,479	>4.00%	N/A	N/A
Bank	$51,076	10.51%	$19,442	>4.00%	$29,163	>6.00%
Tier 1 (leverage) capital:
Consolidated	$53,257	10.06%	$21,183	>4.00%	N/A	N/A
Bank	$51,076	9.63%	$21,215	>4.00%	$26,519	>5.00%
December 31, 2007
Total risk-based capital:
Consolidated	$69,095	14.82%	$37,310	>8.00%	N/A	N/A
Bank	$65,421	14.06%	$37,220	>8.00%	$46,525	>10.00%
Tier 1 risk-based capital:
Consolidated	$63,260	13.56%	$18,655	>4.00%	N/A	N/A
Bank	$59,603	12.81%	$18,610	>4.00%	$27,915	>6.00%
Tier 1 (leverage) capital:
Consolidated	$63,260	12.51%	$20,233	>4.00%	N/A	N/A
Bank	$59,603	11.78%	$20,236	>4.00%	$25,296	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of June 30, 2008 and December 31, 2007, the Company and the Bank substantially exceeded all relevant capital adequacy requirements.

Stock Repurchase Program

In September, 2007, the Company announced a stock repurchase program for up to 500,000 shares. The Company intends to use existing funds to finance the repurchases. When evaluating timing and amount of common stock repurchases, management considers a number of factors including, but not limited to, projected earnings generation, risk weighted asset growth, capital ratios relative to regulatory capital guidelines, availability and cost of other capital resources and the market valuation of its stock price. As of June 30, 2008, the Company has not repurchased any of its shares of common stock.

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

For a complete description of the Company’s disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 1A. Risk Factors

Except as noted below, there were no material changes to the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2007.

A significant decline in the Company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill. If impairment of goodwill was deemed to exist, the Company would be required to write down the carrying value of its goodwill asset, resulting in a charge to earnings.

The value of certain securities in the Company’s investment securities portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain investment securities held within the Company’s investment portfolio has over the past year become more volatile. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income, equity and capital ratios.

Market and other constraints on our construction loan origination volumes are expected to lead to decreases in the Company’s interest and fee income that are not expected to be offset by reductions in our non-interest expenses.

Due to existing conditions in housing markets in the areas where the Company operates and other factors, management projects our construction loan originations to be materially constrained for the remainder of 2008 and 2009. This will lower interest income and fees generated from this part of the Company’s business. Unless this revenue decline is offset by other areas of the Company’s operations, our total revenues may decline relative to our total non-interest expenses. Management expects that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Cowlitz Bancorporation Annual Shareholder’s Meeting was held on May 23, 2008

(b) All six directors stood for election at the Annual Shareholder’s Meeting and the six individuals listed in Item 4(c)(1) below were elected.

(c) The number of votes cast for, against, or withheld, including a separate tabulations with respect to each nominee is presented below:

Nominee	Votes For	Percentage of Voted	Withheld	Percentage of Voted
Ernie D. Ballou	2,061,920	67.25	1,004,329	32.75
Richard J. Fitzpatrick	2,136,920	69.69	929,329	31.31
Brian E. Magnuson	2,109,060	68.78	957,189	31.22
John M. Petersen	2,109,060	68.78	957,189	31.22
Phillip S. Rowley	2,089,960	68.16	976,289	31.84
Linda M. Tubbs	2,109,060	68.78	957,189	31.22

Item 5.  Other Information

None

Item 6. Exhibits

(a)   Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed January 15, 1998; File No. 333-44355/Film No. 98507908)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed October 29, 2007; File No. 000-23881/Film No. 071196564)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008

Cowlitz Bancorporation (Registrant) By:

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer