Form 10-Q
period 2008-09-30
COWLITZ BANCORPORATION
filed 2008-11-14
CIK 894267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934
For the quarter ended September 30, 2008

OR

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

Common Stock, no par value on October 31, 2008: 5,067,379 shares

COWLITZ BANCORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

		PAGE

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition - September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations - Three and nine months ended September 30, 2008 and September 30, 2007	4

	Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) - Nine months ended September 30, 2008 and year ended December 31, 2007	5

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2008 and September 30, 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	25

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

Forward-Looking Statements

Management’s discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as "expect", "believe", "intend", "anticipate", "estimate" or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: those set forth in our most recent Form 10-K and other filings with the SEC, changes in general economic conditions, competition for financial services in the market area of the Company, the impact of the current national and regional economy (including real estate values) on loan demand and borrowers’ financial capacity in the Company’s market, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Forward looking statements in this document include, without limitation, statements regarding the adequacy of our allowance for loan losses and liquidity. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	September 30,	December 31,
(dollars in thousands)	2008	2007
Assets
Cash and cash equivalents	$57,762	$31,251
Investment securities	40,812	51,578
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	436,684	397,325
Allowance for loan losses	(13,859)	(5,801)
Total loans, net	422,825	391,524
Cash surrender value of bank-owned life insurance	14,788	14,328
Premises and equipment	6,148	6,515
Goodwill and other intangibles	1,798	1,834
Accrued interest receivable and other assets	19,955	15,903
Total assets	$565,335	$514,180

Liabilities
Deposits:
Non-interest-bearing demand	$82,096	$91,662
Savings and interest-bearing demand	31,768	35,792
Money market	75,574	86,658
Certificates of deposit	311,920	227,067
Total deposits	501,358	441,179
Federal funds purchased	425	1,050
Junior subordinated debentures and other borrowings	12,441	12,501
Accrued interest payable and other liabilities	4,739	3,910
Total liabilities	518,963	458,640
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, no par value; 25,000,000 shares authorized with 5,067,379 and 5,054,437 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29,013	28,936
Additional paid-in capital	2,532	2,484
Retained earnings	12,968	21,753
Accumulated other comprehensive income	1,859	2,367
Total shareholders' equity	46,372	55,540

Total liabilities and shareholders' equity	$565,335	$514,180

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest income
Interest and fees on loans	$8,287	$8,552	$24,973	$24,841
Interest on taxable investment securities	264	451	969	1,394
Interest on non-taxable investment securities	263	222	788	662
Other interest and dividend income	78	139	241	259
Total interest income	8,892	9,364	26,971	27,156
Interest expense
Savings and interest-bearing demand deposits	48	56	149	155
Money market	328	652	1,276	1,353
Certificates of deposit	2,787	2,747	8,310	7,953
Federal funds purchased and other borrowings	7	16	46	79
Junior subordinated debentures	138	220	469	651
Total interest expense	3,308	3,691	10,250	10,191
Net interest income before provision for credit losses	5,584	5,673	16,721	16,965
Provision for credit losses	2,300	725	15,895	1,000
Net interest income after provision for credit losses	3,284	4,948	826	15,965
Non-interest income
Service charges on deposit accounts	221	171	564	508
International trade fees	126	146	461	425
Fiduciary income	143	165	479	529
Increase in cash surrender value of bank-owned life insurance	154	142	460	415
Wire fees	85	93	250	268
Mortgage brokerage fees	50	77	158	210
Securities losses	(1,412)	-	(1,844)	-
Other income	113	116	361	370
Total non-interest income	(520)	910	889	2,725
Non-interest expense
Salaries and employee benefits	2,333	2,391	7,340	7,306
Net occupancy and equipment	641	592	1,888	1,684
Professional services	390	454	861	1,225
Data processing and communications	264	248	710	718
Business taxes	112	115	354	325
Interest rate contracts adjustments	(242)	(245)	75	388
Federal deposit insurance	94	11	281	35
Foreclosed asset expense, net	373	-	2,247	422
Other expense	762	626	2,505	2,275
Total non-interest expense	4,727	4,192	16,261	14,378
Income (loss) before provision for income taxes	(1,963)	1,666	(14,546)	4,312
Income tax provision (benefit)	(367)	390	(5,761)	1,085
Net income (loss)	$(1,596)	$1,276	$(8,785)	$3,227

Earnings (loss) per common share:
Basic	$(0.31)	$0.26	$(1.74)	$0.65
Diluted	$(0.31)	$0.25	$(1.74)	$0.62
Weighted average shares outstanding:
Basic	5,067,379	4,995,073	5,059,188	4,947,019
Diluted	5,067,379	5,161,696	5,059,188	5,172,078

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands, except shares)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006	4,889,323	$27,279	$2,366	$21,667	$(587)	$50,725
Comprehensive income:
Net income	-	-	-	86	-	86
Net change in unrealized gain on:
Investments available-for-sale, net of taxes of $7	-	-	-	-	14	14
Cash flow hedges, net of taxes of $1,582	-	-	-	-	2,940	2,940
Comprehensive income						3,040
Proceeds from the exercise of stock options and employee stock purchases	165,114	1,657	-	-	-	1,657
Share-based compensation	-	-	118	-	-	118
Balance, December 31, 2007	5,054,437	28,936	2,484	21,753	2,367	55,540
Comprehensive loss:
Net loss	-	-	-	(8,785)	-	(8,785)
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of ($497)	-	-	-	-	(919)	(919)
Cash flow hedges, net of taxes of $222	-	-	-	-	411	411
Comprehensive loss						(9,293)
Proceeds from the exercise of stock options and employee stock purchases	12,942	77	-	-	-	77
Share-based compensation	-	-	48	-	-	48
Balance, September 30, 2008	5,067,379	$29,013	$2,532	$12,968	$1,859	$46,372

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Net income (loss)	$(8,785)	$3,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision (benefit)	(5,761)	1,085
Share-based compensation	45	274
Excess tax benefit on stock options exercised	-	(168)
Depreciation and amortization	1,155	739
Provision for credit losses	15,895	1,000
Increase in cash surrender value of bank-owned life insurance	(460)	(415)
Impairment charge on investment securities	1,644	-
Net loss on sales of investment securities	200	-
Interest rate contracts adjustments	(91)	388
Net (gain) loss on sale of foreclosed assets	(116)	306
Write-down of foreclosed assets	2,137	-
Net Increase in accrued interest receivable and other assets	(647)	(896)
Net Increase in accrued interest payable and other liabilities	612	138
Other	38	35
Net cash provided by operating activities	5,866	5,713
Cash flows from investing activities
Proceeds from maturities and sales of investment securities	11,268	4,644
Purchases of investment securities	(905)	(4,601)
Net increase in loans	(51,501)	(40,793)
Proceeds from sale of foreclosed assets	2,482	921
Proceeds from termination of cash flow hedging instrument	482	-
Purchases of bank-owned life insurance	-	(267)
Purchases of premises and equipment	(332)	(1,031)
Proceeds from sale of premises and equipment	-	3
Net cash used by investing activities	(38,506)	(41,124)
Cash flows from financing activities
Net increase in deposits	59,759	42,207
Net increase (decrease) in federal funds purchased	(625)	500
Repayment of Federal Home Loan Bank and other borrowings	(60)	(86)
Proceeds from the exercise of stock options	77	1,585
Excess tax benefit on stock options exercised	-	168
Net cash provided by financing activities	59,151	44,374
Net increase in cash and cash equivalents	26,511	8,963
Cash and cash equivalents, beginning of period	31,251	26,581
Cash and cash equivalents, end of period	$57,762	$35,544

Supplemental disclosure of cash flow information
Cash paid for interest	$10,146	$9,880
Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$4,525	$622

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Summary of Significant Accounting Policies

Organization – Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the “Bank”), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Seattle, and Vancouver, Washington, and Portland and Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington.

The Company offers or makes available a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank's commercial and personal banking services include commercial and real estate lending, consumer lending, international banking services, internet banking, cash management, mortgage banking and trust services.

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

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be anticipated for the year ending December 31, 2008. The interim consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including the notes thereto, included in the Company’s 2007 Annual Report on Form 10-K.

Operating Segments – The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance is being evaluated on a company-wide basis for 2008 as was the case in 2007. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

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

All derivative instruments that qualify for hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income from the cash flows of the hedged item is recognized. The Company performs an assessment, both at the inception of the hedge and on a quarterly basis thereafter, to determine whether these derivatives are expected to continue to be highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in non-interest expense.

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

Recently Issued Accounting Standards – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company adopted this statement on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FAS 157-2 is not expected to have a material impact on the Company’s financial statements.

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

3.	Earnings (Loss) Per Share

The following table reconciles the denominator of the basic and diluted earnings (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding – basic	5,067,379	4,995,073	5,059,188	4,947,019
Effect of assumed conversion of stock options	-	166,623	-	225,059
Weighted-average shares outstanding – diluted	5,067,379	5,161,696	5,059,188	5,172,078

No options to purchase shares were included in the computation of diluted earnings (loss) per share for the three and nine-months ended September 30, 2008, as their inclusion would be anti-dilutive. All options outstanding were included in the computation of diluted earnings (loss) per share for the three and nine-month periods of 2007.

4.	Share-Based Compensation

The Company has a stock option plan, a stock appreciation rights (SAR) plan and an employee stock purchase plan. Compensation costs related to these plans are recognized on a straight-line basis. Compensation cost charged against income for the plans was $45,000 and $274,400 for the first nine-months of 2008 and 2007, respectively. Net compensation credits of $28,400 and $19,400 for the third quarters of 2008 and 2007, respectively were included in compensation expense for the plans. Income tax benefits recognized in the income statement for share-based compensation were $15,800 and $96,300 for the first nine-months of 2008 and 2007, respectively, compared with income tax provisions of $10,000 and $6,800 for the third quarters of 2008 and 2007, respectively. At September 30, 2008, unrecognized estimated compensation cost related to non-vested SARs and stock options was $74,700 and $8,200 respectively, which is expected to be recognized over weighted average periods of 1.9 and 1.0 years, respectively.

The Company generally grants its annual SAR awards in the first quarter of the calendar year. The Company awarded 147,900 and 125,800 SARs in the first quarters of 2008 and 2007, respectively, with grant date fair values of $9.15 and $16.65, respectively. The fair value of the SARs awarded in 2008 was estimated on grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 26.85%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 3.36%. The fair value of each SAR awarded in 2007 was estimated using the following weighted average assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 4.47%. The fair value of all SAR awards outstanding were revalued as of September 30, 2008 with a market close price of $6.30 and the following weighted average assumptions: expected volatility of 31.06%; expected term of 4.04 years; dividend yield of zero; and risk-free rate of return of 2.61%. After revaluation of all SAR awards outstanding at September 30, 2008, the Company recognized a reduction of $41,100 of compensation expense in the third quarter of 2008. The expense reduction in the third quarter of 2007 related to SAR awards outstanding at September 30, 2007 was $35,100.

The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted in the nine months ended September 30, 2008. During the first nine months of 2007, 7,000 stock options were granted with the fair value of the options estimated using the following assumptions: expected volatility of 26.46%; expected term of 5.11 years; dividend yield of zero; and risk free rate of return of 4.47%. Compensation expense related to stock options was $6,700 and $77,900 in the first nine months of 2008 and 2007, respectively. Share-based compensation cost in 2007 also included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. The following table summarizes stock option activity for the nine months ended September 30, 2008:

			Weighted-Avg.	Aggregate
	Options	Weighted-Avg.	Remaining Contractual	Intrinsic Value
(dollars in thousands)	Outstanding	Exercise Price	Term (years)	(in thousands)
Balance, beginning of period	722,136	$10.92
Granted	-	-
Exercised	(3,070)	4.53
Forfeited/Expired	(42,000)	10.70
Balance, end of period	677,066	10.96	4.4	$44,968
Exercisable, end of period	672,866	10.92	4.4	$44,968

The total intrinsic value of options exercised was $13,000 and $724,400 in the first nine months of 2008 and 2007, respectively. The amount of cash received from the exercise of stock options was $14,000 and $1,527,900 in the comparable periods of 2008 and 2007, respectively.

Compensation expense related to the employee stock purchase plan was $10,600 and $41,000 in the three and nine-month period ended September 30, 2008, respectively, compared with $7,000 and $21,300 in the same periods in 2007, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Net income (loss) reported	$(1,596)	$1,276	$(8,785)	$3,227
Unrealized gain (loss) from securities:
Net unrealized gain (loss) on available-for-sale securities arising during the period, net of tax	(1,530)	364	(2,116)	(173)
Reclassification adjustment of loss included in income, net of tax	916	-	1,197	-
Net unrealized gain (loss) from securities	(614)	364	(919)	(173)
Unrealized gain (loss) from cash flow hedging instruments:
Net unrealized gain from cash flow hedging instruments arising during the period, net of tax	561	1,753	469	890
Reclassification adjustment of (gain) loss included in income, net of tax	(227)	(159)	(58)	252
Net unrealized gain from cash flow hedging instruments	334	1,594	411	1,142
Total comprehensive income (loss)	$(1,876)	$3,234	$(9,293)	$4,196

6.	Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Mortgage-backed securities	18,407	27,263
Municipal bonds	21,779	22,801
Agency securities	126	1,514
Other investments	500	-
	$40,812	$51,578

Due to the extraordinarily unsettled equity market for government-sponsored enterprises, the Company recorded other-than-temporary impairment charges of $1,412,000 and $1,644,000 on 70,000 shares of FNMA investment grade perpetual callable preferred stock in the three and nine-month periods ended September 30, 2008, respectively. The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$9,369	$(648)	$1,656	$(29)	$11,025	$(677)
Municipal bonds	16,475	(883)	266	(20)	$16,741	$(903)
Agency securities	-	-	-	-	-	-
Other investments	-	-	-	-	-	-
	$25,844	$(1,531)	$1,922	$(49)	$27,766	$(1,580)

At September 30, 2008, there were 86 investment securities in an unrealized loss position, of which 4 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. The Company believes that the unrealized losses on its other securities that were in a loss position as of September 30, 2008, were primarily due to changes in market rates and not credit quality. The Company has the ability and intent to hold these investments until a market price recovery or to maturity, therefore, the unrealized loss on these investments are not considered other-than-temporarily impaired.

7.	Loans and Allowance for Credit Losses

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of September 30, 2008 and December 31, 2007:

(dollars in thousands)	September 30, 2008	December 31, 2007
Commercial	$123,582	$109,846
Real estate:
Construction	101,420	83,766
Residential 1-4 family	35,014	32,480
Multifamily	3,325	6,298
Commercial	170,954	162,344
Installment and other consumer	3,595	3,785
Total loans, gross	437,890	398,519
Deferred loan fees	(1,206)	(1,194)
Loans, net of deferred loan fees	$436,684	$397,325

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$14,247	$5,185	$5,990	$4,825
Provision for credit losses	2,300	725	15,895	1,000
Recoveries	35	222	62	394
Charge-offs	(2,314)	(32)	(7,679)	(119)
Balance at end of period	$14,268	$6,100	$14,268	$6,100

Components
Allowance for loan losses	$13,859	$5,828	$13,859	$5,828
Liability for unfunded credit commitments	409	272	409	272
Total allowance for credit losses	$14,268	$6,100	$14,268	$6,100

Loans on which the accrual of interest has been discontinued totaled $9.3 million and $10.8 million at September 30, 2008 and December 31, 2007, respectively. Loans past due more than 90 days and still accruing interest totaled $3.7 million and $149,000 at September 30, 2008 and December 31, 2007 respectively.

8.	Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at September 30, 2008, was as follows:

(dollars in thousands)	Total
Commitments to extend credit	$75,987
Credit card commitments	3,535
Standby letters of credit	2,242
$81,764

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

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties paid during the nine-month period ended September 30, 2008 or the twelve-month period ended December 31, 2007. There were no accrued interest or penalties as of September 30, 2008 or December 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

10.	Derivative Instruments and Hedging Activities

The Company had two interest rate contracts to manage the risk of overall changes in cash flows associated with prime-based variable-rate loans at September 30, 2008. The Company sold an interest rate swap contract in June of 2008 that was entered into in 2006. At the time of sale, the unrealized gain was $312,800, net of taxes of $169,200. Since the forecasted transaction at the inception of the hedging relationship remains probable, this amount will be recognized in earnings over approximately 32 months. All interest rate contracts are reported at their fair value in the Consolidated Statements of Condition. At September 30, 2008, interest rate contracts with a fair value of $4.6 million were included in other assets and $2.8 million of deferred unrealized gains (net of taxes of $1.5 million) were included in accumulated other comprehensive income. At December 31, 2007, interest rate contracts with a fair value of $4.3 million were included in other assets and $2.4 million of deferred unrealized gains (net of taxes of $1.3 million) were included in accumulated other comprehensive income.

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

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Available for sale securities	$40,812	$-	$40,812	$-
Interest rate contracts	4,568	-	4,568	-
Nonrecurring basis:
Impaired loans	11,176	-	-	11,176
Total	$56,556	$-	$45,380	$11,176

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Overview

The Company’s net loss for the quarter ended September 30, 2008 was $1.6 million, or ($0.31) per share, compared with net income of $1.3 million, or $0.25 per diluted share during the same period of 2007. For the first nine months of 2008, the Company’s net loss was $8.8 million, compared with net income of $3.2 million for the same period of 2007.

Net interest income was $5.6 million in the third quarter of 2008, compared with $5.7 million in the same period in 2007. For the first nine months of 2008, net interest income was down $0.2 million from the same period in 2007. Average earning assets were $496.7 million in the third quarter of 2008, compared with $459.3 million in the third quarter of 2007. The increase in average earning assets related primarily to higher loan balances. Average interest-bearing liabilities in the third quarter of 2008 were $403.8 million, compared with $340.1 million in the third quarter of 2007, as deposits were the primary source of funds to support loan growth.

The provision for credit losses was $2.3 million in the third quarter of 2008 compared with $725,000 in the third quarter of 2007. For the nine month period ended September 30, 2008, the provision for credit losses was $15.9 million compared with $1.0 million in the same period of 2007. The higher provision in 2008 reflected primarily unfavorable conditions in the residential real estate market that affected home builders and developers and resulted in an increase in loans charged-off during the period. A slowdown in home buying has resulted in slower sales and rapidly declining real estate valuations, which have significantly affected these borrowers’ liquidity and ability to repay loans.

At September 30, 2008, total assets were $565.3 million, an increase of $51.2 million, or 10%, from December 31, 2007. Total loans increased 10% to $436.7 million, from $397.3 million at December 31, 2007. Loans grew at an annualized rate of 13% in the first nine months of 2008. Total deposits increased 13.6% to $501.4 million at September 30, 2008 from $441.2 million at December 31, 2007.

The Company maintained capital ratios in excess of defined regulatory levels required to be “well-capitalized” as of September 30, 2008. In addition, management believes the Company has adequate amounts of liquidity readily available.

The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the United States Department of the Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions. On October 14, 2008, the Treasury Department announced it will offer certain selected financial institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the US government, acting through the Treasury, on terms specified by the government. This program is known as the Capital Purchase Program, which is part of the larger Troubled Asset Relief Program announced.

In addition, the Federal Deposit Insurance Corporation has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Management is currently evaluating participation in the Liquidity Guarantee Programs.

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

	For Three Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Loans (1) (2) (3)	$436,770	$8,341	7.60%	$393,133	$8,564	8.64%
Taxable securities	19,036	264	5.52%	32,622	451	5.48%
Non-taxable securities (2)	23,946	396	6.58%	21,157	340	6.38%
Temporary investments	16,938	78	1.83%	12,435	139	4.43%
Total interest-earning assets (2)	496,690	$9,079	7.27%	459,347	$9,494	8.20%
Allowance for loan losses	(13,511)			(5,076)
Other assets	56,786			47,785
Total assets	$539,965			$502,056
Liabilities and shareholders' equity
Interest-bearing liabilities:
Savings, money market and interest-bearing demand deposits	$104,718	$376	1.43%	$112,200	$708	2.50%
Certificates of deposit	285,733	2,787	3.88%	214,305	2,747	5.09%
Federal funds purchased	950	5	2.09%	1,042	13	4.95%
Junior subordinated debentures	12,372	138	4.44%	12,372	220	7.05%
FHLB and other borrowings	76	2	8.20%	161	3	7.80%
Total interest-bearing liabilities	403,849	$3,308	3.26%	340,080	$3,691	4.31%
Non-interest-bearing deposits	84,111			102,219
Other liabilities	4,128			5,300
Total liabilities	492,088			447,599
Shareholders' equity	47,877			54,457
Total liabilities and shareholders' equity	$539,965			$502,056

Net interest income (2)		$5,771			$5,803

Net interest spread			4.01%			3.89%
Yield on average interest-earning assets			7.27%			8.20%
Interest expense to average interest-earning assets			2.65%			3.19%
Net interest income to average interest-earning assets (net interest margin)			4.62%			5.01%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fee income of $312,300 and $409,700 for 2008 and 2007, respectively.

	For Nine Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Loans (1) (2) (3)	$425,177	$25,051	7.87%	$377,579	$24,880	8.81%
Taxable securities	23,800	969	5.44%	34,048	1,394	5.47%
Non-taxable securities (2)	24,253	1,187	6.54%	21,327	1,011	6.34%
Temporary investments	13,999	241	2.30%	7,901	259	4.38%
Total interest-earning assets (2)	487,229	$27,448	7.53%	440,855	$27,544	8.35%
Allowance for loan losses	(9,276)			(4,919)
Other assets	55,759			47,228
Total assets	$533,712			$483,164
Liabilities and shareholders' equity
Interest-bearing liabilities:
Savings, money market and interest-bearing demand deposits	$113,908	$1,425	1.67%	$98,759	$1,508	2.04%
Certificates of deposit	258,711	8,310	4.29%	210,858	7,953	5.04%
Federal funds purchased	1,939	40	2.76%	1,696	68	5.36%
Junior subordinated debentures	12,372	469	5.06%	12,372	651	7.04%
FHLB and other borrowings	95	6	7.90%	188	11	7.82%
Total interest-bearing liabilities	387,025	$10,250	3.54%	323,873	$10,191	4.21%
Non-interest-bearing deposits	88,932			101,145
Other liabilities	4,016			5,167
Total liabilities	479,973			430,185
Shareholders' equity	53,739			52,979
Total liabilities and shareholders' equity	$533,712			$483,164

Net interest income (2)		$17,198			$17,353

Net interest spread			3.99%			4.14%
Yield on average interest-earning assets			7.53%			8.35%
Interest expense to average interest-earning assets			2.81%			3.09%
Net interest income to average interest-earning assets (net interest margin)			4.71%			5.26%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fee income of $1,201,700 and $1,322,100 for 2008 and 2007, respectively.

The net interest margin as a percentage was 4.62% in the third quarter of 2008, compared with 5.01% in the same quarter last year and 4.71% and 5.26% for the nine months ended September 30, 2008 and 2007, respectively. Tax-equivalent net interest income for the three and nine month periods ended September 30, 2008 were comparable to the respective periods in 2007. Increases in average interest-earning assets of $37.3 million and $46.4 million for the three and nine-month periods, respectively, were funded primarily by increases in interest-bearing deposits. The net interest margin in 2008 relative to the net interest margin in 2007 was affected by several factors, including rate cuts by the Federal Reserve of approximately 300 basis points over the last 12 months, continued competitive market pricing on both sides of the balance sheet, the level of nonperforming loans and a lower level of noninterest-bearing demand deposit accounts year-over-year. Interest reversals on nonaccrual loans of $118,000 and $248,000 for the three and nine-month periods ended September 30, 2008 reduced net interest margin by 10 and 7 bps, respectively

The net interest margin for the nine-months ended September 30, 2008 was also affected by the Company’s election to redeem $45.1 million in callable certificates of deposit, with $21.5 million settling in March of 2008 and the balance in the second quarter of 2008. Newly issued certificates of deposit have an approximately 150 basis point lower average cost and a slightly longer duration than the certificates of deposits redeemed. In connection with the redemptions, the Company wrote off all unamortized premiums associated with those deposits of $185,000. The deposit premium write-off increased the average cost of interest-bearing liabilities by approximately 7 basis points and decreased the net interest margin by approximately 5 basis points.

Provision for Credit Losses

The Company recorded a provision for credit losses of $2.3 million and $15.9 million for the three and nine-month periods ended September 30, 2008, compared with $725,000 and $1.0 million in the same periods of 2007. The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of non-performing and impaired loans, evaluation of future economic trends in the Company's market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate probable losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See "Allowance for Credit Losses" below for a more detailed discussion.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Service charges on deposit accounts	$221	$171	$564	$508
International trade fees	126	146	461	425
Fiduciary income	143	165	479	529
Increase in cash surrender value of bank-owned life insurance	154	142	460	415
Wire fees	85	93	250	268
Mortgage brokerage fees	50	77	158	210
Securities losses	(1,412)	-	(1,844)	-
Other income	113	116	361	370
Total non-interest income	$(520)	$910	$889	$2,725

Total non-interest income for the third quarter of 2008 reflected a loss of $520,000 compared with income of $910,000 in the same quarter of last year. Securities losses in the three and nine month periods ended September 30, 2008 were $1.4 million and $1.8 million, respectively, compared to no losses in the same periods in 2007. The loss in the third quarter of 2008 was due to the recognition of an increase in the other-than-temporary impairment (OTTI) charge on 70,000 shares of FNMA investment grade perpetual callable preferred stock, reflecting the extraordinarily unsettled equity market for this government-sponsored enterprise (GSE) following the federal government’s actions to place the GSE under conservatorship and suspend preferred stock dividends. The Company recognized an OTTI charge of $232,000 on its FNMA preferred securities in the second quarter of 2008.

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Salaries and employee benefits	$2,333	$2,391	$7,340	$7,306
Net occupancy and equipment	641	592	1,888	1,684
Professional services	390	454	861	1,225
Data processing and communications	264	248	710	718
Business taxes	112	115	354	325
Interest rate contracts adjustments	(242)	(245)	75	388
Federal deposit insurance	94	11	281	35
Foreclosed asset expense, net	373	-	2,247	422
Other expense	762	626	2,505	2,275
Total non-interest expense	$4,727	$4,192	$16,261	$14,378

Non-interest expenses in the three and nine month periods ended September 30, 2008 were $4.7 million and $16.3 million, compared with $4.2 million and $14.4 million in the same periods of 2007. The most significant items affecting comparability of the totals were costs related to foreclosed assets and amounts related to interest rate contracts. Foreclosed asset expenses were $373,000 in the third quarter of 2008, compared with none in the third quarter of 2007, and $2.2 million in the first nine months of 2008 compared with $422,000 in the same period of 2007. The Company recorded non-cash credits of $242,000 and $245,000 in the three month periods ended September 30, 2008 and 2007, respectively and non-cash charges of $75,000 and $388,000 in the nine month periods ended September 2008 and 2007, respectively, related to the ineffective portion of the change in fair value of the Company’s cash flow hedges.

Salaries and employee benefits for the three and nine-month periods of 2008 were approximately equal to the amounts in the same periods of 2007. In the first quarter of 2008, the Company substantially completed a planned reduction of approximately 7% in its workforce primarily through attrition and better matching of staffing levels to customer traffic flows, as well as job eliminations. The number of full-time equivalent employees was 130 at September 30, 2008, compared with 137 at September 30, 2007.

On a year-to-date basis, net occupancy and equipment expenses in the first nine months of 2008 were higher than the same period in 2007 primarily due to higher levels of depreciation related to branch remodeling and related asset acquisitions in mid-2007. Professional services were down significantly in the first nine months of 2008 compared with the first nine months of 2007. The Company’s legal costs related to nonperforming loans were higher by approximately $50,000 in 2008 compared with the same period in 2007, while costs associated with Sarbanes-Oxley compliance efforts were lower by approximately $255,000 than in the same period of 2007. Federal deposit insurance premiums were $281,000 in the first nine months of 2008, compared with $35,000 in the first nine months of 2007. In the third quarter of 2007, the Company fully utilized its remaining one-time credits towards FDIC assessments.

Income Taxes

The Company’s effective tax benefit rate for the first nine months of 2008 was 40%, compared with 25% for the first nine months of 2007. The Company’s effective benefit rate for the first six months of 2008 was 43%. The change in the effective tax benefit rate to 40% at September 30, 2008 caused the third quarter 2008 tax benefit rate to be 19%. When the Company incurs a pre-tax loss, its effective tax rate is higher than the Federal statutory rate of 35% primarily due to tax-exempt income related to its municipal securities portfolio and investments in bank-owned life insurance. The Company’s effective tax rate for interim periods is based on projections of taxable income or loss for the full year and is affected by the relative amounts of taxable and non-taxable income and the amount of available tax credits.

Financial Condition

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Mortgage-backed securities	18,407	27,263
Municipal bonds	21,779	22,801
Agency securities	126	1,514
Other investments	500	-
	$40,812	$51,578

Total investment securities as of September 30, 2008 were $40.8 million, compared with $51.6 million at December 31, 2007. The decrease in total securities from year-end 2007 primarily reflected the sale of four non-agency mortgage-backed securities, as well as scheduled principal payments. In addition, an other-than-temporary impairment charge of $1.6 million was recorded on its investment in FNMA preferred stock in 2008. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk.

Loans

Total loans outstanding were $436.7 million and $397.3 million at September 30, 2008 and December 31, 2007, respectively. Unfunded loan commitments were $81.8 million at September 30, 2008 and $96.3 million at December 31, 2007.

The following table presents the composition of the Company's loan portfolio, in accordance with bank regulatory guidelines, at the dates indicated:

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$123,582	28.2%	$109,846	27.6%
Real estate:
Construction	101,420	23.2%	83,766	21.0%
Residential 1-4 family	35,014	8.0%	32,480	8.1%
Multifamily	3,325	0.8%	6,298	1.6%
Commercial	170,954	39.0%	162,344	40.7%
Installment and other consumer	3,595	0.8%	3,785	1.0%
Total loans, gross	437,890	100.0%	398,519	100.0%
Deferred loan fees	(1,206)		(1,194)
Loans, net of deferred loan fees	$436,684		$397,325

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

The Company’s non-performing loans at September 30, 2008 related primarily to land acquisition and development loans in Oregon and Washington. Collateral values for these loans declined significantly in 2008, and a slowdown in home buying has reduced the borrowers’ cash flows. Consistent with regulatory guidelines and industry trends, the Company has charged-off impairment reserves to the period when expected collection of total principal and contractual interest is doubtful. In the third quarter of 2008, net charge-offs were $2.3 million, compared with a net recovery of $190,000 in the third quarter of 2007.

The provision for loan losses was $2.3 million in the third quarter of 2008, compared with $725,000 in the same quarter last year. Management's evaluation of the loan portfolio resulted in a total allowance for credit losses of $14.3 million at September 30, 2008 and $6.0 million at December 31, 2007. The allowance for credit losses, as a percentage of total loans, increased from 1.50% on December 31, 2007 to 3.27% at September 30, 2008. The allowance for credit losses represented 154% of non-performing loans at September 30, 2008 compared with 50% at September 30, 2007 and 55% at December 31, 2007. Management believes the allowance for credit losses at September 30, 2008 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit losses for the periods indicated:

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$4,845	35%	$2,733	46%
Specific	684	5%	-	-
Special	8,330	60%	3,167	52%
Available for other factors	-	-	90	2%
Total allowance for credit losses	$13,859	100%	$5,990	100%

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Loans outstanding at end of period, net of deferred fees	$436,684	$398,841	$436,684	$398,841
Average loans outstanding during the period	436,770	393,133	425,177	377,579
Allowance for credit losses, beginning of period	$14,247	$5,185	$5,990	$4,825
Loans charged off:
Commercial	1,144	23	2,156	73
Real estate	1,155	-	5,472	-
Consumer and other	15	9	51	46
Total loans charged-off	2,314	32	7,679	119
Recoveries:
Commercial	9	213	11	319
Real estate	23	1	27	3
Consumer and other	3	8	24	72
Total recoveries	35	222	62	394
Net loans charged off (recovered) during the period	2,279	(190)	7,617	(275)
Provision for credit losses	2,300	725	15,895	1,000
Allowance for credit losses, end of period	$14,268	$6,100	$14,268	$6,100
Components
Allowance for loan losses	$13,859	$5,828	$13,859	$5,828
Liability for unfunded credit commitments	409	272	409	272
Total allowance for credit losses	$14,268	$6,100	$14,268	$6,100

Ratio of net loans charged off (recovered) to average loans outstanding (annualized)	2.09%	-0.19%	2.39%	-0.15%
Allowance for loan losses/total loans	3.17%	1.46%	3.17%	1.46%
Allowance for credit losses/total loans	3.27%	1.53%	3.27%	1.53%
Allowance for loan loss/non-performing loans	149%	48%	149%	48%
Allowance for credit losses/non-performing loans	154%	50%	154%	50%

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

At September 30, 2008 the Company’s recorded investment in impaired loans was $17.6 million compared with $10.8 million at December 31, 2007. For these loans, there were specific reserves at September 30, 2008 totaling $684,500 and no specific reserves at December 31, 2007.

Non-Performing Assets

Non-performing assets include repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets and loans past due greater than 90 days and still accruing at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Loans on non-accrual status	$9,286	$10,827
Other real estate owned	2,425	2,240
Other repossessed assets	100	10
Total non-performing assets	$11,811	$13,077
Total assets	$565,335	$514,180
Percentage of non-performing assets to total assets	2.09%	2.54%
Percentage of non-accrual loans to total loans	2.13%	2.72%
Loans past due greater than 90 days and accruing	$3,733	$149

Total nonperforming assets at September 30, 2008 were $11.8 million, down from $13.1 million at December 31, 2007. As a percentage of total assets, non-performing assets were 2.09% at September 20, 2008 compared with 2.54% at December 31, 2007.

Non-accrual loans at September 30, 2008 totaled $9.3 million. Almost all of the Company’s non-accrual loan portfolio related to land acquisition and development loans in Oregon and Washington. During the third quarter of 2008, non-accrual loans were reduced by pay-offs of $3.0 million and charge-offs of $1.0 million. Loans placed on non-accrual during the quarter totaled $4.6 million. Of the loans placed on non-accrual in the third quarter, $3.4 million were real estate construction and development related.

Other real estate owned (OREO) totaled $2.4 million at September 30, 2008, compared with $2.2 million at December 31, 2007. OREO properties at September 30, 2008 consisted primarily of one residential real estate development project and one parcel of land in the Portland, Oregon area. In the third quarter of 2008, one real estate development property was sold for $1.4 million resulting in a loss of $120,000.

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

Secondary sources of liquidity include sale of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. Investments in securities available for sale were $40.8 million at September 30, 2008.

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

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Non-interest-bearing demand deposits	$82,096	$91,662
Savings	17,263	17,687
Interest-bearing demand deposits	14,505	18,105
Money market accounts	75,574	86,658
Certificates of deposit under $100,000	77,963	66,137
Certificates of deposit over $100,000	233,957	160,930
Total	$501,358	$441,179

Total deposits increased $60.2 million in the first nine months of 2008, or 13.6%, over total deposits at December 31, 2007. At September 30, 2008, the Bank’s brokered deposits totaled $209.7 million, compared with $121.4 million at December 31, 2007. The Company’s loan growth in 2008 and 2007 exceeded its core deposit generation, and the Company has supplemented its core deposits with brokered certificates of deposits and brokered money market deposits. The Company’s brokered deposits have maturities ranging from 90 days to five years. At September 30, 2008, approximately 82% of the Company’s brokered CDs have original maturities of one year or more. The Company’s brokered money market deposits are provided to the Bank under long-term contracts, providing a relatively stable source of funds.

The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. The CDARS network uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and due to the nature of the placement of funds, CDARS deposits are defined as “brokered deposits” by regulatory agencies. With media focus on the financial sector and customer concern with FDIC insurance limits over the past quarter, customer interest in and demand for CDARS deposits has increased. The Company’s CDARS deposits totaled $13.0 million at September 30, 2008. CDARS deposits might decline due to the recent increase in FDIC insurance limits.

The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $25.0 million for short-term liquidity needs. The Bank has an established borrowing line with the Federal Home Loan Bank (the “FHLB”). The borrowing line with the FHLB permits it to borrow up to 20% of the Bank's assets, subject to collateral limitations. With the collateral available on September 30, 2008, the Company believes the Bank could borrow approximately $110.0 million. FHLB borrowings in excess of $26.4 million would require the Company to purchase additional FHLB stock. At September 30, 2008, the Company had only minor amounts of borrowings from the FHLB. The Bank also has access to additional liquidity through the Federal Reserve’s primary credit program.

Capital Resources

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of September 30, 2008, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25% of total core capital elements (as defined). As of September 30, 2008, trust preferred securities accounted for 22% of total core capital elements. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table presents selected capital information for the Company and the Bank as of September 30, 2008 and December 31, 2007:

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total risk-based capital:
Consolidated	$57,638	11.63%	$39,660	>8.00%	N/A	N/A
Bank	$55,246	11.17%	$42,784	>8.00%	$49,472	>10.00%
Tier 1 risk-based capital:
Consolidated	$51,342	10.36%	$19,830	>4.00%	N/A	N/A
Bank	$48,962	9.90%	$19,789	>4.00%	$29,683	>6.00%
Tier 1 (leverage) capital:
Consolidated	$51,342	9.60%	$21,392	>4.00%	N/A	N/A
Bank	$48,962	9.14%	$21,423	>4.00%	$26,779	>5.00%

December 31, 2007
Total risk-based capital:
Consolidated	$69,095	14.82%	$37,310	>8.00%	N/A	N/A
Bank	$65,421	14.06%	$37,220	>8.00%	$46,525	>10.00%
Tier 1 risk-based capital:
Consolidated	$63,260	13.56%	$18,655	>4.00%	N/A	N/A
Bank	$59,603	12.81%	$18,610	>4.00%	$27,915	>6.00%
Tier 1 (leverage) capital:
Consolidated	$63,260	12.51%	$20,233	>4.00%	N/A	N/A
Bank	$59,603	11.78%	$20,236	>4.00%	$25,296	>5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of September 30, 2008 and December 31, 2007, the Company and the Bank exceeded all relevant capital adequacy requirements.

Stock Repurchase Program

In September, 2007, the Company announced a stock repurchase program for up to 500,000 shares. The Company intends to use existing funds to finance the repurchases. When evaluating timing and amount of common stock repurchases, management considers a number of factors including, but not limited to, projected earnings generation, risk weighted asset growth, capital ratios relative to regulatory capital guidelines, availability and cost of other capital resources and the market valuation of its stock price. As of September 30, 2008, the Company has not repurchased any of its shares of common stock.

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

We cannot predict the effect of the national economic situation on our future results of operations or stock trading price.

The national economy, and the financial services sector in particular, is currently facing challenges of a scope unprecedented in recent history. No one can predict the severity or duration of this downturn. We cannot predict whether, or the extent to which, the more severe regional and local economic downturns that have affected other areas of the country may also occur to the same degree in the markets we serve. Any such further deterioration in our markets could have an adverse effect on our business, financial condition, results of operations and prospects, as discussed in the Company’s risk factors, and could also cause the trading price of our stock to decline. The Bank’s ability to assess the creditworthiness of its customers may be affected if the models and approaches the Bank uses to underwrite its loans become less accurate and less predictive of future performance. The process the Bank uses to estimate losses inherent in the loan portfolio could also become affected due to inaccurate economic forecasts.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions and purchase assets from financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, invest in preferred stock of financial institutions and purchase mortgages and mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In connection with these recent events, the Bank may face the risks of increased regulation causing increased costs and limits on business opportunities; higher FDIC insurance premiums; downward pressure on the Company’s stock price; the inability to engage in routine funding transactions due to the soundness of other financial institutions and government sponsored entities; and increased competition due to intensified consolidation of the industry.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business. The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market down turn or regulatory action that limits or eliminates our access to alternate national funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. As a part of its liquidity management, the Bank uses brokered deposits in addition to core deposit growth and repayments and maturities of loans and investments. As the Bank continues to grow, it is likely to become more dependent on these sources. The Company’s financial flexibility will be severely constrained if the Bank is unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs, and profitability would be adversely affected.

We may need to raise additional capital which may not be available or may adversely affect existing shareholders.

The Company may need to raise additional capital in the future through financings to maintain desired levels of capital ratios, to improve its financial condition, or to increase liquidity available for operations. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to the Company’s shareholders could result and, in any case, securities may have rights, preferences and privileges that are senior to those of the Company’s current shareholders. Debt financing could also negatively affect future earnings due to interest charges. In the event additional capital is projected to be or becomes needed and is unavailable on acceptable terms through available financing sources, we may need to take steps to preserve capital, including possibly slowing our lending activities and new loan commitments, selling certain profitable assets, or increasing loan participations.

If the Bank is unable to pay cash dividends to the holding company to meet its cash obligations, the Company’s business, financial condition, results of operations and prospects will be adversely affected.

Dividends paid by the Bank to the Company provide cash flow used to service interest payments on trust preferred securities. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval. It is possible that depending upon the financial condition of the Bank and other factors, the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the Company, is an unsafe or unsound practice. If the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt or pay its obligations. The inability to receive dividends from the Bank would adversely affect the business, financial condition, results of operations and prospects.

A significant decline in the Company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill. As a result we evaluated goodwill for impairment during the third quarter of 2008, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of recent bank acquisition transactions, discounted cash flows from forecasted earnings and our current market capitalization. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings. A write-down of goodwill due to impairment would adversely impact our results of operations and financial condition; however, it would have no impact on our regulatory capital.

The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain investment securities held within our investment portfolio has over the past year become more volatile. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income, equity and capital ratios.

Market and other constraints on our construction loan origination volumes are expected to lead to decreases in the Company’s interest and fee income that are not expected to be offset by reductions in our non-interest expenses.

Due to existing conditions in housing markets in the areas where we operate and other factors, management projects our construction loan originations to be materially constrained for the remainder of 2008 and 2009. This will lower interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of our operations, our total revenues may decline relative to our total non-interest expenses. Management expects that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009 to double what we originally paid. The increase of these premiums will add to our cost of operations and could have a significant impact on the Company. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 14, 2008

Cowlitz Bancorporation (Registrant) By:
/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer