Form 10-K
period 2008-12-31
COWLITZ BANCORPORATION
filed 2009-03-31
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☐  Yes    ☒  No

The aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2008, was $32,130,777.

Common Stock, no par value, outstanding as of February 28, 2009: 5,122,608

DOCUMENTS INCORPORATED BY REFERENCE

None.

Note:  This document has not been reviewed, or confirmed for accuracy or relevancy by the Federal Deposit Insurance Corporation.

Forward-Looking Statements

This discussion and information in this document, particularly in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the accompanying financial statements, contain certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are all statements other than statements of historical fact and are generally identifiable by words such as “expect”, “believe”, “intend”, “anticipate”, “estimate” or similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse affect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statement, include, without limitation: the factors described in Item 1A of this report, changes in general economic conditions, competition for financial services in the market area of the Company, the level of demand for loans, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In this Annual Report on Form 10-K we make forward-looking statements about the adequacy of our allowance for credit losses, the necessity of provisions for loan losses, our belief regarding the economic prospects of our market area and the related impact on loan growth, the quality of our loan portfolio and the adequacy of our liquidity.

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

For the year 2008, the Company recorded a net loss of $8.1 million or ($1.60) per diluted share. At December 31, 2008, the Company had total assets of $587.4 million with loans of $433.2 million. Liabilities totaled $538.6 million with deposits of $521.6 million. Shareholders’ equity was $48.8 million, and the Company’s book value per share was $9.55 at year-end 2008. At December 31, 2008, loans were approximately 74% of total assets. For more information regarding the Company’s operating results and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and “Financial Statements and Supplementary Data,” in Item 8 of this report.

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

Commercial Loans. Commercial lending is a focus of the Company’s lending activities, and a significant portion of its loan portfolio consists of commercial loans. The Company offers specialized loans for its business and commercial customers. These include operating lines of credit that support accounts receivables and inventory, as well as secured term loans to finance machinery and equipment. The Company has historically reported loans in accordance with Bank regulatory guidelines. As a result, a substantial portion of the Company’s commercial loans are designated as real estate loans, as the loans are secured by mortgages or trust deeds on real property, although some of these loans were not made to finance real estate nor does the repayment depend on the sale of or income from the real estate. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. A second category of commercial lending involves construction or term loans on commercial income producing properties and acquisition and development loans for single family residential development. These loans are secured by real property and are generally limited to 80% of the value of collateral. In most cases, the Company requires personal guarantees and secondary sources of repayment. In competing with major regional and national banks, the Company is limited by lower single borrower lending limits imposed by law.

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

Trust Services. Cowlitz Bank is the only bank headquartered in Cowlitz County to offer complete in-house trust services. The trust department, located in the offices of the main branch in Longview and Vancouver, Washington provide trust services to individuals, partnerships, corporations and institutions and acts as fiduciary of living trusts, estates, conservatorships and other plans. The Company believes these services add to the value of the Bank as a community bank by providing local access to services that are offered by out of the area financial institutions.

International Banking. Through its Seattle branch, the Company offers a variety of international banking services. To assist customers with import, export and other trade related needs, the Company provides commercial and standby letters of credit, foreign exchange and foreign collection services, international funds transfer capabilities, accounts receivable financing and foreign denominated accounts (euro, pounds, yen).

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

Other Banking Products and Services. In support of its focus on personalized service, the Company offers additional products and services for the convenience of its customers. These services include a debit card program, automated teller machines at six branches, merchant services and an automated telephone banking service with 24-hour access to accounts that also allows customers to speak directly with a customer service representative during normal banking hours. The Company provides drive-through facilities at three of its branches.

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

The financial services industry has experienced widespread consolidation over the last decade. The Company anticipates that consolidation among financial institutions in its market areas will continue and perhaps may accelerate as a result of the severe financial distress in the industry. As noted, the Company may seek acquisition opportunities in markets of strategic importance to it from time to time, if its financial condition permits. However, other financial institutions aggressively compete against the Company in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves and stock for use in acquisitions that is more liquid and more highly valued by the market.

Employees

As of December 31, 2008, the Company employed a total of 114 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement, and the Company considers its relationships with its employees to be favorable.

Regulation and Supervision

The Company and the Bank are subject to extensive federal and state regulations that significantly affect the respective activities of the Company and the Bank and the competitive environment in which they operate. These laws and regulations are intended primarily to protect depositors and the deposit insurance fund, rather than shareholders. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. In the current economic climate and regulatory environment, the likelihood of enactment of new banking legislation and promulgation of new banking regulations is greater than it has been in recent years. The potential impact of new laws and regulations on the Company and its bank subsidiary cannot be determined, but any such laws and regulations may materially affect the business and prospects of the Company and its subsidiary. Violation of the laws and regulations applicable to the Company and its subsidiary may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions or restrictions.

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

Subsidiary banks of a bank holding company are subject to certain other restrictions under the Federal Reserve Act and Regulation W covering transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and covering the use of such securities as collateral for loans to any borrower. These restrictions that apply may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of interest on its trust preferred securities, cash dividends and operational expenses.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. These guidelines are similar to, although not identical with, the guidelines applicable to banks. See “FDICIA and Capital Requirements.”

Bank Regulation. The Bank is organized under the laws of the State of Washington and is subject to the supervision of the DFI, whose examiners conduct periodic examinations of state banks. Cowlitz Bank is not a member of the Federal Reserve System, so its principal federal regulator is the FDIC, which also conducts periodic examinations of the Bank. The Bank’s deposits are insured, to the maximum extent permitted by law, by the Deposit Insurance Fund (“DIF”) administered by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits. See “FDIC Insurance Assessments.”

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

FDICIA created a statutory framework of supervisory actions indexed to the capital level of an individual institution. Institutions that are deemed to be undercapitalized may be subject to mandatory supervisory corrective actions and face restrictions on increasing its average total assets, making acquisitions, establishing branches, engaging in a new line of business, accepting or renewing brokered deposits, paying interest rates on deposits in excess of regulatory limits and making senior executive management changes without prior regulatory approval. Additional broad regulatory authority is granted with respect to the lowest two capital categories—significantly undercapitalized and critically undercapitalized—including forced mergers, ordering new elections for directors, forcing divestiture by its holding company, requiring management changes and prohibiting the payment of bonuses to senior management. Additional mandatory and discretionary regulatory actions apply to significantly undercapitalized and critically undercapitalized banks, the latter being a bank with capital at or less than 2%. The primary federal regulatory agency may appoint a receiver or conservator for a critically undercapitalized bank after 90 days, even if the bank is still solvent. Failure of a bank to maintain the required level of capital could result in such bank being declared insolvent and closed.

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

At December 31, 2008, the regulatory capital ratios for the Company and the Bank were:

	December 31, 2008
	Company	Bank
Total risk-based capital to risk-weighted assets	11.47%	11.10%
Tier 1 Capital to risk-weighted assets	10.20%	9.83%
Tier 1 leverage ratio	8.74%	8.41%

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

In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the adequately capitalized level in accordance with regulatory capital requirements. Also, the payment of cash dividends by the Bank must satisfy a net profits test and an undivided profits test or the Bank must obtain prior approval of its regulators before such dividend is paid. The net profits test limits the dividend declared in any calendar year to the net profits of the current year plus retained net income of the preceding two years. The undivided profits test limits the dividends declared to the undivided profits on hand after deducting bad debts in excess of the allowance for loan and lease losses.

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

FDIC Insurance Assessments. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2008, assessment rates for insured institutions ranged from 5 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 43 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. In 2009, assessment rates are expected to range between 12 and 50 cents per $100 of assessable deposits for the first quarter and 7 and 77.5 cents per $100 of assessable deposits for the remainder of the year. The large premium increase is due to the Emergency Economic Stabilization Act of 2008 and the Temporary Liquidity Guarantee Program, both of which increased the deposit insurance coverage available to the Bank’s depositors. Further increases in the assessment rate or special assessments to rebuild the Deposit Insurance Fund could have a material adverse affect on the Company’s earnings, depending on the amount of the rate increase or special assessment.

Emergency Economic Stabilization Act of 2008. In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor. This revision is currently effective through December 31, 2009.

Temporary Liquidity Guarantee Program. In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) on October 13, 2008. Participation in the program is voluntary. However, once participation is elected, it cannot be revoked. The Bank has chosen to participate in the Transaction Account Guarantee Program component of the TLGP. Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in non-interest-bearing transaction accounts. Non-interest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal. Also covered are interest on lawyers’ trust accounts (IOLTA) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points. These revisions are only effective through December 31, 2009.

Federal Deposit Insurance Reform Act of 2005. In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increasing the deposit insurance coverage for certain retirement accounts to $250,000 effective April 1, 2006; (iii) beginning in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC will have more discretion in managing deposit insurance assessments; and (v) eligible institutions receive a one-time initial assessment credit.

The Reform Act authorized the FDIC to revise the risk-based assessment system. Accordingly, insurance premiums are based on a number of factors, including the risk of loss that insured institutions pose to the DIF. The Reform Act replaced the minimum reserve ratio of 1.25% with a range of between 1.15% and 1.50% for the DIF, depending on projected losses, economic changes and assessment rates at the end of each calendar year. In addition, the FDIC is no longer prohibited from charging banks in the lowest risk category when the reserve ratio premium is greater than 1.25%.

In November 2006, the FDIC adopted changes to its risk-based assessment system. Under the new system, the FDIC evaluates an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for certain large institutions.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred during the 1980’s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2008 was 1.12 cents per $100 for insured deposits. For the first quarter of 2009, the FICO assessment rate for such deposits will be 1.14 cents per $100 of assessable deposits.

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

The Sarbanes-Oxley Act and related SEC regulations provide for, among other matters:

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

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies. In 2007, the SEC extended the requirement for a company’s auditor to attest to management’s assessment of internal controls for a small company, as defined by the SEC. For 2008, the Company met the definition of a small company and, therefore, did not have its external auditor attest to management’s assessment of internal controls.

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

As a financial services company, our business and earnings are significantly affected by general business and economic conditions, particularly in the real estate industry, and accordingly, our business and earnings could be further harmed in the event of a continuation or deepening of the current U.S. recession or further market deterioration or disruption.

Our business and earnings are sensitive to general business, economic and market conditions in the United States. These conditions include changes in short-term and long-term interest rates, inflation, deflation, fluctuation in the real estate and debt capital markets, developments in national and regional economies and changes in government policies and regulations.

Our business and earnings are particularly sensitive to economic and market conditions affecting the real estate industry because much of our loan portfolio consists of commercial real estate, construction and residential loans. While generally containing lower risk than unsecured loans, commercial real estate and construction loans generally involve higher credit risk than conventional single-family residential loans. Such loans also generally involve larger individual loan balances. In addition, real estate construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because many real estate construction borrowers’ ability to repay their loans is dependent on successful development of their properties, as well as the factors affecting residential real estate borrowers. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property’s value at completion of construction equals or exceeds the cost of property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Construction and commercial real estate loans also involve greater risk because they may not be fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment may depend on the borrower being able to refinance the loan, timely sell the underlying property or liquidate other assets.

The current U.S. recession has resulted in a reduction in the value of the real estate assets securing a large portion of the loans that we hold. An increasing number of borrowers have become delinquent or defaulted on their loans, thereby adversely affecting our results of operations and financial condition. A further increase in the number of delinquencies or defaults would result in higher levels of nonperforming assets, net charge-offs and provision for loan losses, adversely affecting our results of operations and financial condition.

Recent legislation in response to market and economic conditions may not stabilize the financial services industry or the U.S. economy.

Disruptions in the financial system during 2008 have resulted in significantly reduced business activity throughout the global and U.S. economies, which have the potential to significantly affect financial institutions. In response to this financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008. A number of programs have been and are being developed and implemented under EESA. The EESA may not have the intended effect and therefore the condition of the financial services industry may worsen instead of improve. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely impact our business, our financial condition, our financial results, our access to funding or capital as well as the trading price of our common stock or other instruments.

The administration of President Barack Obama recently announced a comprehensive mortgage-relief plan. The effects of this plan and any other similar programs or initiatives that may be implemented are difficult to predict, but they could result in increased losses to the Bank, either directly or indirectly through the Bank’s ownership of investment securities, including mortgage-backed securities.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA), and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program are evolving and may have adverse effects on us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the Troubled Asset Relief Program will limit (without the consent of the U.S. Treasury Department) a participating company’s ability to pay a dividend on common stock or to repurchase its common stock for so long as any securities issued under such program remain outstanding. It will also subject a participating company to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the Federal Deposit Act, may have an adverse effect on us, whether or not we participate in the programs. Participation in the FDIC Temporary Liquidity Guarantee Program requires the payment of additional insurance premiums to the FDIC based upon the increased deposit coverage afforded there under. Further, we will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have decreased the insurance fund at the FDIC and reduced the ratio of reserves to insured deposits. The full effects of these various programs cannot reliably be determined at this time.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is crucial to the operation of the Company and the Bank. Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets. For example, funding illiquidity may arise if we are unable to attract core deposits or are unable to renew at acceptable pricing long-term borrowings or short-term borrowings from the overnight inter-bank market, the Federal Home Loan Bank System, brokered deposits, or the Federal Reserve discount window. Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn. We may also experience illiquidity due to unexpected cash outflows on committed lines of credit or financial guarantees or due to unexpected events. The increasingly competitive retail deposit environment increases liquidity risk (and increases our cost of funds) as increasingly sophisticated depositors move funds more frequently in search of higher rates or better opportunities. The Company’s liquidity may be negatively impacted by regulatory or statutory restrictions on payment of cash dividends by the Bank. We monitor our liquidity risk and seek to avoid over concentration of funding sources and to establish and maintain back-up funding facilities that we can draw down if normal funding sources become unavailable. If we fail to control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

We may need to raise additional capital which may not be available or may adversely affect existing shareholders.

The Company may need to raise additional capital in the future through debt or equity financings to maintain desired levels of capital ratios, to improve its financial condition, or to increase liquidity available for operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, significant dilution to the Company’s shareholders could result and, in any case, securities may have rights, preferences and privileges that are senior to those of the Company’s current shareholders. Under the Company’s articles of incorporation, it may issue preferred equity without first obtaining shareholders’ approval. Debt financing could also negatively affect future earnings due to interest charges. In the event additional capital is unavailable on acceptable terms through available financing sources, we may take steps to preserve capital, including possibly slowing our lending activities and new loan commitments, selling certain assets or increasing loan participations.

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

Goodwill is evaluated for impairment on an annual basis or when circumstances indicate an impairment may exist. Recently, the Company’s common stock has been trading at a price significantly below its book value. The Company evaluated its goodwill totaling $1.8 million as of December 31, 2008, due to a decrease in the Company’s market capitalization, and concluded that there was no impairment. The valuation of goodwill is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. If impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings. A write-down of goodwill due to impairment would adversely impact our results of operations and financial condition; however, it would have no impact on our regulatory capital.

The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain investment securities held within our investment portfolio has over the past year become more volatile. The volatile market may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income and capital levels.

Market and other constraints on our construction loan origination volumes are expected to lead to decreases in the Company’s interest and fee income that are not expected to be offset by reductions in our non-interest expenses.

Due to existing conditions in housing markets in the areas where we operate and other factors, management projects our construction loan originations to be materially constrained throughout 2009. This will lower interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of our operations, our total revenues may decline relative to our total non-interest expenses. Management expects that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.

The Company is extremely sensitive to the economy of the Pacific Northwest.

We operate primarily in Cowlitz County, Washington, the Seattle/Bellevue metropolitan area, and the Vancouver, Washington and Portland, Oregon metropolitan area. Local economic conditions in these areas have a significant impact on:

•	the ability of our customers to repay loans;

•	the value of collateral securing loans;

•	the demand for our products and services; and

•	the stability of deposits that create liquidity to support lending activities.

Deteriorating real estate market conditions and an economic downturn in the Pacific Northwest have negatively affected our business. Worsening conditions in the Pacific Northwest real estate markets could continue to adversely affect our borrowers’ ability to repay as well as affect the value of the collateral underlying our loans, resulting in an adverse effect on the Company’s financial condition or results of operations.

The Company has a concentration of real estate collateral securing loans.

Many of our loans are secured by real estate located in Washington and Oregon. A decline in the real estate market could lead to a decrease in the value of collateral securing loans to our customers. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be diminished, and we would be more likely to incur losses on defaulted loans.

We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Increased other real estate owned (OREO) balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2009 will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement.

Interest rates are subject to constant, often unpredictable changes and could have an adverse effect on our earnings.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Company’s net income. Interest rates are key drivers of net interest margin and are subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Rapid decreases in interest rates could result in interest income decreasing faster than interest expense, for example, if management is unable to match decreases in earning assets yields, with reduced rates paid on deposits or borrowings. Periods of low market interest rates, such as exist today, has adversely affected our net interest spread and net interest income because our earning assets yield decreases during a time that our cost of interest-bearing liabilities is already low and cannot be reduced further. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth, particularly in construction lending. A rapid rise in interest rates could also reduce debt service coverage ratios of borrowers. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. For more information on this topic see “Quantitative and Qualitative Disclosures about Market Risk.”

Our allowance for loan losses may not be adequate.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing the inherent losses in our loan portfolio. Management determines the provision for loan losses based on a continual evaluation of lending concentrations, specific credit risks, past loan loss experience, loan portfolio and collateral quality, and relevant economic, political and regulatory conditions. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates and deteriorating values in underlying collateral (much of which consists of real estate) that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any inherent losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if our assumptions are incorrect or material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. An extended recession or further weakening of the economy or a specific industry sector or a rapid change in market rates could adversely affect our borrowers’ ability to repay loans. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it could have a negative effect on our results of operations and financial condition.

We may be subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties securing loans. There is a risk that hazardous or toxic substances will be found on these properties, in which case we may be liable for remediation costs and related personal injury and property damage. Compliance with environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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

We rely heavily on communications, electricity, and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including loan, deposit and general ledger processing, internet connections, and network access. Any disruption in service of these key components could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our operations. Furthermore, security breaches of our information systems or data, whether managed by us or by third parties, could harm our reputation or cause a decrease in the number of customers that choose to do business with us. Security breaches could also subject the Bank to additional regulatory scrutiny and expose the Bank to civil litigation and possible financial liability.

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

We are currently in a particularly competitive market for low cost deposits, which has led to increase pressure on our deposit balances and net interest margin. In competing for deposits, the Company is subject to certain limitations not applicable to non-bank financial institution competitors. In Cowlitz County, the main source of competition for deposits is the relatively large number of credit unions. Large new entrants into the deposit market, such as GMAC, American Express and Morgan Stanley, have much greater resources than we do and a history of competing aggressively in consumer and business markets.

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

The Company and the Bank are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is a Washington state-chartered commercial bank whose primary regulator is the

Washington Department of Financial Institutions. The Bank is also subject to the supervision by and the regulations of the Federal Deposit Insurance Corporation (“FDIC”), which insures bank deposits. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the SEC and NASDAQ. Federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new branches, developing new lines of business or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking regulations could adversely affect our operating results and ability to continue to compete effectively.

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

We may not be able to attract or retain key banking employees.

We strive to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense which will limit our ability to hire new professionals. Banking related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.

Our business may be harmed by adverse events at other financial institutions.

Financial institutions are interrelated as a result of trading, clearing, correspondent banking, counterparty, and other relationships and because of regulatory factors. We enter into transactions with financial services companies, including commercial banks and correspondent banks. Many of these transactions expose the Company and the Bank to credit and bankruptcy risk in the event of a default or bankruptcy by a counterparty. The Bank may also be negatively impacted by the failure of other banks. For example, as a depository of public funds, the Bank will be assessed, and the Bank is statutorily obligated to pay, a pro rata share of the losses of public funds held at a failed public depository in Oregon and Washington. In addition, assessments the Bank pays to the FDIC and others, including deposit insurance premiums, will increase even further in the event of bank failures or other adverse events affecting the banking system generally or the Bank in particular.

Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including Cowlitz Bank, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

We are highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity needs. Should the FHLB of Seattle fail, we anticipate that our investment in the FHLB’s common stock would be “other-than-temporarily” impaired and may have no value.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings, liquidity and stock price.

Changes in accounting standards may impact how we report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities and financial results. Periodically, new accounting standards are imposed or existing standards are revised. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its main office space in Longview, Washington, occupying approximately 27,500 square feet. The Company owns branches in Kelso and Kalama, Washington. All other facilities are leased. Six of these banking offices have automated teller machines and three provide drive-up services. The following are all of the Company’s locations at December 31, 2008.

Cowlitz Bancorporation Cowlitz Bank Main Office Bay Mortgage—Longview	Cowlitz Bank—Kalama	Bay Bank—Portland
927 Commerce Avenue Longview, WA 98632 (360) 423-9800	195 N. 1st Street Kalama, WA 98625 (360) 673-2226	1001 SW 5th Ave., Suite 250 Portland, OR 97204 (503) 222-9164

Cowlitz Bank—Kelso	Bay Bank—Bellevue	Bay Bank Retirement Center Branch Springridge at Charbonneau
1000 South 13th Kelso, WA 98626 (360) 423-7800	10500 NE 8th St., Suite 1750 Bellevue, WA 98004 (425) 452-1543	32200 SW French Prairie Rd Wilsonville, OR 97070 (503) 694-6950

Cowlitz Bank—Castle Rock	Bay Mortgage—Vancouver Bay Bank—Vancouver	Bay Bank—Seattle
202 Cowlitz St. W. Castle Rock, WA 98611 (360) 274-6685	700 Washington St., Suite 105 Vancouver, WA 98660 (360) 992-6200	1505 Westlake Ave N, Suite 125 Seattle, WA 981093050 (206) 282-4000

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were presented for a vote of the Company’s shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Cowlitz Bancorporation stock trades on the NASDAQ Global Market under the symbol “CWLZ”.

	2008			2007
	Market Price		Cash Dividend Declared	Market Price		Cash Dividend Declared
	High	Low		High	Low
1st Quarter	$11.94	$7.51	$—	$17.00	$16.10	$—
2nd Quarter	10.25	7.55	—	17.55	16.25	—
3rd Quarter	7.60	5.60	—	16.40	12.38	—
4th Quarter	6.79	5.75	—	15.01	11.29	—

During 2008 and 2007, the Company neither declared nor paid any dividends to its stockholders. As of February 29, 2009 there were 5,122,608 shares of common stock outstanding and 349 shareholders of record, a number that does not include beneficial owners who hold shares in “street name”.

On September 5, 2007, the Company announced a stock repurchase plan program for up to 500,000 shares. No shares were purchased as of December 31, 2008 and none are expected to be purchased in 2009.

Stock Performance Graph

The following chart, which is furnished not filed, compares the annual percentage change in the cumulative total return of Cowlitz Bancorporation common stock during the period commencing December 31, 2003 and through the fiscal years ended December 31, 2008 with the total return index for the NASDAQ Composite Index and the total return index for the NASDAQ Bank Index. This comparison assumes $100.00 was invested on December 31, 2003, in Cowlitz common stock and in the comparison indices, and assumes reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information for the chart was obtained using the NASDAQ closing price as of that date.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Cowlitz Bancorporation	100.00	99.02	128.00	149.16	104.00	52.09
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88

Cowlitz Bancorporation’s total cumulative return was -47.91% over the five-year period ending December 31, 2008, compared with -21.28%% and -30.12% for the NASDAQ Composite and NASDAQ Bank indices, respectively.

Item 6.	Selected Financial Data

		As of and For the Year Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Interest income	$35,663	$36,226	$31,638	$19,698	$15,243
Interest expense	13,768	13,871	9,263	4,902	3,048

Net interest income	21,895	22,355	22,375	14,796	12,195
Provision for credit losses	17,595	7,800	2,640	870	210

Net interest income after provision for credit losses	4,300	14,555	19,735	13,926	11,985
Noninterest income	1,683	3,462	2,825	2,194	2,787
Noninterest expense	19,413	18,721	16,099	12,304	12,242

Income (loss) before income taxes	(13,430)	(704)	6,461	3,816	2,530
Income tax (benefit) provision	(5,332)	(790)	1,702	859	590

Net income (loss)	$(8,098)	$86	$4,759	$2,957	$1,940

Per share data:
Diluted earnings (loss) per share	$(1.60)	$0.02	$0.93	$0.66	$0.47
Cash dividends per share	$—	$—	$—	$—	$—
Weighted average diluted shares outstanding	5,075,307	5,175,526	5,098,334	4,451,466	4,094,109
Balance Sheet Data (at period end)
Loans, net of deferred fees	$433,215	$397,325	$358,390	$270,247	$189,346
Allowance for loan losses	13,712	5,801	4,481	4,668	3,796
Net loans charged-off during period	9,591	6,635	2,483	1,649	382
Total non-performing assets (1) (2)	20,527	13,077	1,759	4,156	817
Total assets (1)	587,426	514,180	468,395	370,095	273,286
Total deposits	521,570	441,179	399,450	309,195	234,610
Total liabilities (1)	538,645	458,640	417,670	325,154	237,588
Total shareholders’ equity	48,781	55,540	50,725	44,941	35,698
Balance Sheet Data (average for period)
Average loans, net of deferred fees	$428,014	$383,477	$319,577	$219,882	$177,064
Average interest-earning assets	495,459	446,337	384,251	284,080	242,310
Average total assets	541,519	489,141	422,133	308,542	265,411
Average shareholders’ equity	51,917	53,932	47,642	36,483	33,477
Selected Ratios
Return on average total assets	-1.50%	0.02%	1.13%	0.96%	0.73%
Return on average shareholders’ equity	-15.60%	0.16%	9.99%	8.11%	5.80%
Net interest margin (fully tax-equivalent)	4.55%	5.12%	5.90%	5.28%	5.10%
Efficiency ratio (3)	82.34%	72.51%	63.88%	72.42%	81.71%
Allowance for loan losses to:
Ending total loans	3.17%	1.46%	1.25%	1.73%	2.00%
Nonperforming loans	87%	54%	394%	112%	N/M
Nonperforming assets to ending total assets	3.49%	2.54%	0.38%	1.12%	0.30%
Net loans charged-off to average loans	2.24%	1.73%	0.78%	0.75%	0.22%
Shareholders’ equity to average assets	9.01%	11.35%	12.02%	14.57%	13.45%
Tier 1 capital ratio (4)	10.20%	13.56%	14.63%	17.63%	16.00%
Total risk-based capital ratio (5)	11.47%	14.82%	15.79%	18.89%	17.26%

(1)	For purposes of this presentation, immaterial results from discontinued operations have been included in the 2004 totals.
(2)	Non-performing assets consist of nonaccrual loans and repossessed assets.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.
(4)	Tier 1 capital divided by risk-weighted assets.
(5)	Total risk-based capital divided by risk-weighted assets.

N/M—Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Estimates

The Company’s most critical accounting policy is related to the allowance for credit losses, which consists of two components: the allowance for loan losses and the reserve for unfunded commitments. The Company utilizes both quantitative and qualitative considerations in establishing an allowance for credit losses believed to be appropriate as of each reporting date.

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

The goodwill impairment analysis requires management to make highly subjective judgments in determining if an indicator of impairment has occurred. Events and factors that may significantly affect the analysis include: a significant decline in the Company’s expected future cash flows, a substantial increase in the discount factor, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate. Other factors might include changing competitive forces, customer behaviors and attrition, revenue trends and cost structures, along with specific industry and market conditions. Adverse change in these factors could have a significant impact on the recoverability of intangible assets and could have a material impact on the Company’s consolidated financial statements.

The goodwill impairment analysis involves a two-step process. The first step is a comparison of the Company’s fair value to its carrying value. Management estimates fair value using a combination of the income approach and market approach with the best information available, including market information and discounted cash flow analysis. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. For purposes of the goodwill impairment test, the Company was identified as a single reporting unit. The market approach estimates the fair value of a company by examining the price at which similar companies, or shares of similar companies, are exchanged. Based on management’s goodwill impairment analysis, it was determined that the Company’s fair value exceeded its carrying value and therefore indicated no potential impairment under step one of the process. Further erosion of the Company’s stock price could lead to a future goodwill impairment write down.

If the carrying value of the reporting unit was determined to have been higher than its fair value, there would have been an indication that impairment may have existed and the second step would have been performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, a company would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of the Company as well as the market valuations of financial institutions, including Cowlitz Bancorporation, management will continue to monitor and evaluate the carrying value of goodwill. Goodwill impairment could be recorded in future periods and such impairment could be material to the Company’s results of operations.

Recent Industry and Regulatory Developments

On October 3, 2008, Congress approved the $700 billion Emergency Economic Stabilization Act of 2008 (EESA). The first phase of implementation of EESA included a $250 billion Treasury Capital Purchase Program. The Company applied for up to three percent of its total risk-weighted assets in capital, which would be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter. The Company’s application is currently pending. In addition, the Company is currently exploring the possibility, should economic conditions continue to deteriorate or strategic opportunities present themselves, of seeking additional capital to bolster the Company’s capital and liquidity positions in this time of uncertainty and economic challenge. The Company may not be able to obtain either TARP or private equity financing or it may be only available on terms that are unfavorable to the Company and its shareholders. The Company believes that an investment by the Treasury through the TARP Program may be conditioned on the Company’s receipt of private equity capital. If as a result of a regulatory exam the Bank is downgraded to “adequately capitalized” by regulatory standards, the Bank may no longer be eligible to receive funds through the TARP Program. In the event additional capital is not available from the TARP Program or on acceptable terms through available financing sources, the Company may instead take additional steps to preserve capital, including slowing or reducing lending, selling certain assets, and/or increasing loan participations. The Company does not pay cash dividends.

In October, 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of non-interest-bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount. The Bank is presently participating in the transaction account guarantee program and, as such, all funds in covered accounts held through December 31, 2009 will be covered with a full guarantee.

On February 25, 2009, the Treasury announced the terms and conditions for the Capital Assistance Program (CAP). The purpose of the CAP is to restore confidence throughout the financial system by providing that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under CAP, federal banking supervisors will conduct forward-looking assessments to evaluate the capital needs of the major U.S. banking institutions under a more challenging economic environment. Should that assessment indicate that an additional capital buffer is warranted, banks will have an opportunity to turn first to private sources of capital. In light of the current challenging market environment, the Treasury is making government capital available immediately through the CAP to eligible banking institutions to provide this buffer. Eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in the coordinated supervisory assessments, and may access the CAP immediately as a means to establish any necessary additional buffer. Eligible U.S. banking institutions with consolidated assets below $100 billion may also obtain capital from the CAP.

Capital provided under the CAP will be in the form of a preferred security that is convertible into common equity at a 10 percent discount to the price prevailing prior to February 9, 2009. CAP securities will carry a 9 percent dividend yield and would be convertible at the issuer’s option (subject to the approval of their regulator). After 7 years, the security would automatically convert into common equity if not redeemed or converted before that date. Companies who participate in the CAP will be subject to similar conditions as are imposed under the TARP program.

Results of Operations—Overview

For the year ended December 31, 2008, the Company’s net loss was $8.1 million, or ($1.60) per diluted share. This compares with net income of $86,000, or $0.02 per diluted share, and $4.8 million, or $0.93 per share, for the corresponding periods ended December 31, 2007, and 2006, respectively. Average loans in 2008 totaled $428.0 million, an increase of 12% over 2007, and up significantly from $319.6 million in 2006. This loan growth, mostly in commercial and real estate loans, was funded primarily by the growth in deposits, with a significant portion consisting of certificates of deposits.

Net interest income was down slightly compared with 2007 and 2006 results. The net interest margin (on a fully tax-equivalent basis) was 4.55% in 2008, compared with 5.12% and 5.90% in 2007 and 2006, respectively. The decline in net interest margin in 2008 related to several factors, including recent Federal Reserve rate cuts, competitive loan and deposit pricing, and interest reversals on nonaccrual loans, as well as a higher level of nonaccrual loans.

The Company’s provision for credit losses was $17.6 million in 2008, compared with $7.8 million in 2007 and $2.6 million in 2006. Net charge-offs of $9.6 million were recorded in 2008, compared with $6.6 million and $2.5 million in 2007 and 2006, respectively. The higher provision in 2008 primarily reflected unfavorable conditions in the Company’s Seattle, Washington and Portland, Oregon/Southwest Washington residential real estate markets, national as well as regional, that affected home builders and developers and resulted in an increase in loans charged-off during the period. A slowdown in home buying has resulted in slower sales and rapidly declining real estate valuations, which have significantly affected these borrowers’ liquidity and ability to repay loans. At December 31, 2008, total nonperforming assets were $20.5 million compared with $13.1 million at year-end 2007 and $1.8 million at December 31, 2006.

Non-interest income decreased $1.8 million in 2008 when compared with 2007 primarily due to securities losses. An other-than-temporary impairment (OTTI) charge in 2008 of $1.7 million was recognized on FNMA preferred stock, reflecting the extraordinarily unsettled equity market for this government-sponsored enterprise.

Non-interest expenses totaled $19.4 million in 2008 compared with $18.7 million in 2007. The most significant items affecting 2008 non-interest expense compared with 2007 were costs related to foreclosed assets and amounts related to interest rate contracts. Foreclosed asset costs included valuation adjustments of $2.1 million in 2008 on other real estate owned to reflect current appraised values. Partially affecting these expenses in 2008 was a non-cash credit of $1.1 million in 2008 was recorded for the ineffective portion of the change in the fair value of the Company’s cash flow hedges.

At December 31, 2008, total assets were $587.4 million, an increase of $73.2 million, or 14%, from December 31, 2007. Total loans increased 9% to $433.2 million, from $397.3 million at December 31, 2007. Total deposits increased 18% to $521.6 million at December 31, 2008 from $441.2 million at December 31, 2007.

The Company maintained capital ratios in excess of defined regulatory levels required to be “well-capitalized” as of December 31, 2008. In addition, management believes the Company has adequate sources of liquidity readily available.

Analysis of Net Interest Income

The primary component of the Company’s earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and other borrowings. Changes in net interest income, net interest spread, and net interest margin result from changes in asset and liability volume mix and to rates earned or paid. Net interest spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total interest-earning assets and is influenced by the volume and relative mix of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.

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

	Year Ended December 31,
	2008			2007			2006
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$428,014	$33,081	7.73%	$383,477	$33,191	8.66%	$319,577	$28,521	8.92%
Taxable securities	25,080	1,363	5.43%	34,010	1,865	5.48%	36,594	1,925	5.26%
Non-taxable securities (2)	23,496	1,555	6.62%	21,747	1,383	6.36%	19,690	1,096	5.57%
Federal funds sold	16,968	270	1.59%	5,207	262	5.03%	5,919	268	4.53%
Interest-earning balances due from banks and FHLB stock	1,901	31	1.63%	1,896	42	2.22%	2,471	140	5.67%

Total interest-earning assets (2)	495,459	36,300	7.33%	446,337	36,743	8.23%	384,251	31,950	8.31%

Cash and due from banks	15,688			18,427			15,941
Allowance for loan losses	(10,340)			(5,141)			(5,074)
Other assets	40,712			29,518			27,015

Total assets	$541,519			$489,141			$422,133

Liabilities and Shareholders Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$111,458	$1,696	1.52%	$104,310	$2,260	2.17%	$96,101	$1,321	1.37%
Certificates of deposit	274,065	11,420	4.17%	210,174	10,602	5.04%	156,655	7,022	4.48%
Federal funds purchased	1,494	41	2.74%	2,313	121	5.23%	1,467	83	5.66%
Junior subordinated debentures	12,372	604	4.88%	12,372	875	7.07%	12,372	815	6.59%
FHLB and other borrowings	86	7	8.14%	175	13	7.43%	297	22	7.41%

Total interest-bearing liabilities	399,475	13,768	3.45%	329,344	13,871	4.21%	266,892	9,263	3.47%

Noninterest-bearing deposits	85,799			100,817			102,201
Other liabilities	4,328			5,048			5,398

Total liabilities	489,602			435,209			374,491
Shareholders’ Equity	51,917			53,932			47,642

Total liabilities and shareholders’ equity	$541,519			$489,141			$422,133

Net interest income (2)		$22,532			$22,872			$22,687

Net interest spread			3.88%			4.02%			4.84%

Yield on average interest-earning assets			7.33%			8.23%			8.31%
Interest expense to average interest-earning assets			2.78%			3.11%			2.41%

Net interest income to average interest- earning assets (net interest margin)			4.55%			5.12%			5.90%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fee amortization of $1.5 million, $1.8 million, and $1.8 million for 2008, 2007, and 2006, respectively.

The net interest margin as a percentage was 4.55% for 2008, compared with 5.12% and 5.90% in 2007 and 2006, respectively. The lower net interest margin in 2008 relative to 2007 and 2006 was due to several factors, including rate cuts by the Federal Reserve of 500 basis points between September 2007 and December 31, 2008, continued competitive market pricing on both sides of the balance sheet, a higher level of nonaccrual loans and a lower level of non-interest-bearing demand deposit accounts.

Foregone interest income of $0.8 million contributed to a 15 basis point decline in the net interest margin for 2008. The $1.0 million of foregone interest in 2007 contributed to a 22 basis point decline in the net interest margin for 2007.

The following table shows the dollar amount of the increase (decrease) in the Company’s net interest income and expense, on a tax equivalent basis, and attributes such dollar amounts to changes in volume or changes in rates. Rate/volume variances have been allocated to volume changes:

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest Income:
Interest-earning balances due from banks	$—	$(11)	$(11)	$(13)	$(85)	$(98)
Federal funds sold	187	(179)	8	(36)	30	(6)
Investment security income:
Taxable securities	(485)	(17)	(502)	(142)	82	(60)
Nontaxable securities	116	56	172	131	156	287
Loans	3,455	(3,565)	(110)	5,531	(861)	4,670

Total interest income	3,273	(3,716)	(443)	5,471	(678)	4,793

Interest Expense:
Savings, money market and interest-bearing demand deposits	109	(673)	(564)	178	761	939
Certificates of deposit	2,652	(1,834)	818	2,700	880	3,580
Federal funds purchased	(22)	(58)	(80)	44	(6)	38
Junior subordinated debentures	—	(271)	(271)	—	60	60
FHLB and other borrowings	(7)	1	(6)	(9)	—	(9)

Total interest expense	2,732	(2,835)	(103)	2,913	1,695	4,608

Net Interest Spread	$541	$(881)	$(340)	$2,558	$(2,373)	$185

Interest Income. Total average earning assets increased $49.1 million in 2008 to $495.5 million, compared with $446.3 million in 2007. Average loans in 2008 increased $44.5 million, or 12%. The average yield on earning assets in 2008 was 7.33% compared with 8.23% in 2007. The decrease in interest income due to the decrease in loan yields was partially offset by the increase in average loans. In both 2008 and 2007, the yield on the loan portfolio was negatively affected by the level of nonaccrual loans during the years and related foregone interest. The Bank’s prime rate stood at 3.25% at year-end 2008 compared to 7.25% at year-end 2007. Approximately two-thirds of the Company’s loan portfolio was composed of variable-rate loans during 2008 and 2007. Interest income was also negatively affected by the lower volume of taxable securities.

Comparing 2007 to 2006, total average interest earning assets increased $62.1 million. Average loans increased $63.9 million. The average yields earned on loans in 2007 was 8.66% compared with 8.92% in 2006. The Bank’s prime rate stood at 7.25% at year-end 2007, compared with 8.25% at year-end 2006.

Interest Expense. The average rate paid on interest-bearing liabilities paid in 2008 was 3.45%, compared with 4.21% in 2007, a decrease of 76 basis points. This decrease in the average cost of interest-bearing liabilities partially offset the decrease in the average yield on interest-earning assets, resulting in a 14 basis point decrease in the net interest spread in 2008 compared with 2007.

In 2007, the average rate paid on interest-bearing liabilities was 4.21% compared with 3.47% in 2006, an increase of 74 basis points. The higher interest costs in 2007 reflected the volatility in short-term market rates and the competitive climate for deposits.

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

The Company’s provision for credit losses was $17.6 million for the year ended December 31, 2008, compared with $7.8 million and $2.6 million the years ended December 31, 2007 and 2006, respectively. The significant increase in the 2008 provision for credit losses was primarily related to an increase in nonperforming loans and downgrades within the portfolio primarily attributable to the continued weak housing market and its impact on the Bank’s land acquisition and development portfolio, the increase in loans charged-off and the increase in the total loan portfolio. See “Loans” section below for additional information.

Non-interest Income

Non-interest income consists of the following components:

	For the Year Ended December 31,
	2008	2007	2006
Service charges on deposit accounts	$801	$683	$695
International trade fees	580	644	127
Fiduciary income	609	692	602
Increase in cash surrender value of bank-owned life insurance	614	570	516
Wire fees	334	364	464
Mortgage brokerage fees	211	289	228
Securities losses	(1,924)	(265)	(348)
Other income	458	485	541

Total noninterest income	$1,683	$3,462	$2,825

Total non-interest income was $1.7 million for the year ended December 31, 2008 compared with $3.5 million and $2.8 million for the year ended December 31, 2007 and 2006, respectively. Excluding securities transactions, non-interest income was $3.6 million, $3.7 million and $3.2 million for 2008, 2007, and 2006, respectively.

Securities losses in 2008 were $1.9 million compared with $265,000 and $348,000 in 2007 and 2006, respectively. An other-than-temporary impairment (OTTI) charge of $1,724,000 was recorded in 2008 on 70,000 shares of FNMA investment grade perpetual callable preferred stock, reflecting the extraordinarily unsettled equity market for this government-sponsored enterprise (GSE) following the federal government’s actions to place the GSE under conservatorship and suspend preferred stock dividends. Losses on sales of investment securities in 2008, 2007 and 2006 were realized as certain low-yielding securities were sold and proceeds used to purchase additional securities to improve the overall yield of the portfolio or invest in loans.

Service charges on deposit accounts were higher in 2008 compared with 2007, primarily due to increases in overdraft fees and to a lesser degree, increases in account analysis fees. Service charges on deposit accounts were lower in 2007 compared with 2006, mostly due to a decline in overdraft account balances and a resulting decrease in overdraft fees. The increase in income related to bank-owned life insurance was due to additional investments in 2006 and, to a lesser degree, in 2007. Wire fees decreased in 2008 and 2007 from 2006 primarily due to accounts switching from a direct cash charge for wire transactions to a bundled service charge agreement with their deposit account.

Non-interest Expense

Non-interest expense consists of the following components:

	For the Years Ended December 31,
	2008	2007	2006
Salaries and employee benefits	$9,202	$9,488	$8,567
Net occupancy and equipment	2,546	2,280	2,110
Professional services	1,202	1,579	1,131
Data processing and communications	1,029	959	877
Interest rate contracts adjustments	(1,134)	215	(5)
Federal deposit insurance	378	103	40
Foreclosed asset expense, net (income)	2,418	447	(36)
Postage and freight	407	364	324
Travel and education	494	517	429
Equity in limited partnership losses	185	56	195
Other expenses	2,686	2,713	2,467

Total noninterest expense	$19,413	$18,721	$16,099

Two of the most significant items affecting total non-interest expenses for 2008 compared with 2007 and 2006 were costs related to foreclosed assets and amounts related to interest rate contracts. Foreclosed asset expenses were $2.4 million in 2008, compared with $0.4 million in 2007, and foreclosed asset income of $36,000 in 2006. Included in the 2008 expenses were valuation adjustments of $2.0 million on OREO properties to reflect current appraised values. Included in 2007 expenses was $422,000 of costs related to the Company’s share of a nationally syndicated equipment lease foreclosed in the fourth quarter of 2006.

Included in total non-interest expense for 2008 and 2007 were non-cash credits of $1.1 million and non-cash charges of $215,000, respectively, for the ineffective portion of the change in fair value of its cash flow hedges. The Company began applying cash flow hedge accounting treatment, as prescribed by SFAS No. 133, as amended, as of December 12, 2006 to all of its interest rate contracts. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. To the extent the Company’s hedges are ineffective in hedging interest income cash flows from variable rate loans, the ineffectiveness is recognized in the income statement and included in non-interest expenses. The Company had an insignificant amount related to hedge ineffectiveness in 2006.

Salaries and employee benefits in 2008 was down $286,000, or 3%, compared with 2007. In the fourth quarter of 2008, the Company completed a planned reduction of approximately 20% in its workforce primarily through attrition and better matching of staffing levels to customer traffic flows, as well as job eliminations. The number of full-time equivalent employees was 114 at December 31, 2008, compared with 142 at December 31, 2007 and 135 at December 31, 2006.

Professional services include audit expenses, consulting costs, legal and other professional fees. In 2008, expenses for professional services decreased $377,000 compared with 2007, primarily due to costs associated with Sarbanes-Oxley compliance efforts which decreased by approximately $370,000. In 2007, expenses for professional services increased over prior year levels primarily due to the outsourcing of the documentation of the Company’s compliance with Sarbanes-Oxley Act Section 404 requirements.

FDIC assessments represent premiums payable to the FDIC for deposit insurance and Financing Corporation (“FICO”) assessments. In 2006, no deposit insurance premiums were assessed. The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) created a new system and rate schedule related to FDIC deposit insurance assessments effective in 2007. As a result, the Company was assessed deposit insurance premiums beginning in 2007; however, most of the premium was offset by a one-time assessment credit that was provided to eligible institutions as part of the Reform Act. The one-time deposit insurance assessment credit was fully exhausted in 2007. The increase in FDIC assessments in 2008 compared with prior years was a result of increased deposit insurance assessments rates and no remaining one-time assessment credits available to offset the current period expense. In February 2009, the FDIC issued a rule that further amends the system for risk-based deposit insurance assessments and increases assessment rates. In addition, the FDIC announced a 20 basis point special assessment on deposits as of June 30, 2009. This rule also provides that the FDIC may impose additional special assessments in any quarter after June 30, 2009 to support the Deposit Insurance Fund of up to 10 basis point of deposits. As the FDIC attempts to restore the Deposit Insurance Fund to targeted reserve ratios, the Company’s FDIC insurance assessment rates applicable in 2009 will increase and may have a material impact on the Company’s results of operations.

The Company has investments in limited partnerships that own and operate affordable housing projects or invest in small businesses. The Company’s allocated share of investment gains or losses is included in non-interest expense as equity valuation adjustments in limited partnership investments. These investments serve as an element of compliance with the Community Reinvestment Act. The Company recognizes its proportionate share of management fees, operating losses and equity valuation adjustments as a component of non-interest expense. Tax credits related to these investments are recorded as a component of the tax provision.

In addition to the discussion above, most types of expenses were higher in 2007 compared with 2006. These increases were primarily a reflection of the overall higher level of staffing, including hiring costs, merit increases and performance-based pay, occupancy, and data processing. The Company opened a full-service branch in Vancouver, Washington in the first quarter of 2006 and added an international trade finance department in the second quarter of 2006.

Income Taxes

The Company recorded benefits from income taxes of $5.3 million and $0.8 million in 2008 and 2007, respectively, and tax expense of $1.7 million in 2006. The Company’s annual tax benefit or expense is affected by the amounts of non-taxable loan, investment security and bank-owned life insurance income, as well as available tax credits. For more information regarding the Company’s income taxes, see Note 11 “Income Taxes” to the audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

Financial Condition

The following table summarizes the dollar and percentage change from year to year for selected balance sheet items:

	December 31,			Increase (Decrease)
(dollars in thousands)	2008	2007	2006	12/31/08 - 12/31/07		12/31/07 - 12/31/06
				(dollars)	(percent)	(dollars)	(percent)
Assets
Cash and cash equivalents	$55,106	$31,251	$26,581	$23,855	76%	$4,670	18%
Investment securities	64,064	51,578	57,688	12,486	24%	(6,110)	-11%
Loans, net of deferred fees	433,215	397,325	358,390	35,890	9%	38,935	11%
Allowance for loan losses	(13,712)	(5,801)	(4,481)	(7,911)	136%	(1,320)	29%
Cash surrender value of bank-owned life insurance	14,942	14,328	13,491	614	4%	837	6%
Goodwill and other intangibles	1,798	1,834	1,938	(36)	-2%	(104)	-5%
Other assets	32,013	23,665	14,788	8,348	35%	8,877	60%

Total assets	$587,426	$514,180	$468,395	$73,246	14%	$45,785	10%

Liabilities
Noninterest-bearing deposits	$70,329	$91,662	$107,943	$(21,333)	-23%	$(16,281)	-15%
Interest-bearing deposits	451,241	349,517	291,507	101,724	29%	58,010	20%

Total deposits	521,570	441,179	399,450	80,391	18%	41,729	10%
Fed funds and other borrowings	51	1,179	738	(1,128)	-96%	441	60%
Junior subordinated debentures	12,372	12,372	12,372	—	—	—	—
Other liabilities	4,652	3,910	5,110	742	19%	(1,200)	-23%

Total liabilities	538,645	458,640	417,670	80,005	17%	40,970	10%
Shareholders’ Equity	48,781	55,540	50,725	(6,759)	-12%	4,815	9%

Total liabilities and shareholders’ equity	$587,426	$514,180	$468,395	$73,246	14%	$45,785	10%

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio at December 31, 2008 and 2007.

	December 31,
	2008		2007
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency mortgage-backed securities	$39,003	$39,818	$19,447	$19,434
Non-agency mortgage-backed securities	3,971	2,414	7,862	7,829
Municipal bonds	21,965	21,281	22,502	22,801
FNMA preferred stock	46	46	1,777	1,514
Mutual fund	500	505	—	—

Total	$65,485	$64,064	$51,588	$51,578

At December 31, 2008, the Company’s portfolio of investment securities totaled $64.1 million, compared with $51.6 million at December 31, 2007. The increase in the Company’s total investment portfolio by $12.5 million, or 24.2%, from December 31, 2007 to December 31, 2008, primarily reflected the purchase of agency sponsored mortgage-backed securities totaling $24.6 million. Four non-agency mortgage-backed securities were sold during 2008.

At December 31, 2008, the Company’s investment securities had total net unrealized losses of $1.4 million, compared with net unrealized losses of $10,000 at December 31, 2007. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses the Company may ultimately realize. Management may consider selling certain securities and realize gains and/or losses in the Company’s investment portfolio on an ongoing basis as part of the Company’s overall business strategy. The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily (OTTI) impaired. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company periodically considers the duration and amount of each unrealized loss, the financial condition of the issuer and the Company’s ability and intent to hold investments until a recovery of value, which may be maturity and other factors. At December 31, 2008, the Company determined there were no OTTI securities in the investment portfolio.

OTTI charges totaling $1,724,000 were recorded in 2008 on 70,000 shares of FNMA investment grade perpetual callable preferred stock, reflecting the extraordinarily unsettled equity market for this government-sponsored enterprise following the federal government’s actions to place the GSE under conservatorship and suspend preferred stock dividends. Based on its assessment, management determined that the impairment was OTTI in accordance with GAAP and that the charges were appropriate.

At December 31, 2008, 66% of the Company’s investment portfolio was mortgage-backed securities, 33% municipal bonds and 1% other securities. The Company’s mortgage-backed securities are all highly rated, investment-grade securities primarily issued by government-sponsored organizations. The Company has not invested in securities backed by sub-prime mortgages and believes its investment portfolio has negligible exposure to such risk at this date. The mix of available-for-sale and held-to-maturity investment securities is considered in the context of the Company’s overall asset-liability management policy and illustrates management’s assessment of the relative liquidity of the Company. The composition of the investment securities portfolio reflects management’s strategy regarding maintenance of an appropriate level of liquidity, while providing a relatively stable source of interest income. Management utilizes the securities portfolio to mitigate interest rate risk and credit risk inherent in the loan portfolio. In addition, investment securities provide a vehicle for the investment of available funds, a source of liquidity by pledging as collateral or through repurchase agreements and collateral for certain public funds deposits.

The following table summarizes the fair value of the contractual or estimated maturities and average yields of the Company’s investment securities at December 31, 2008.

(dollars in thousands)	One year or less	Yield	One through 5 years	Yield	After 5 through 10 years	Yield	After 10 years	Yield	Total	Yield
Agency mortgage-backed securities	$12,975	5.81%	$26,843	5.12%	$—	0.00%	$—	—	$39,818	5.34%
Non-agency mortgage-backed securities	—	0.00%	1,337	5.85%	1,077	6.13%	—	0.00%	2,414	5.95%
Municipal bonds (1)	35	3.40%	1,942	3.73%	7,869	4.18%	11,435	4.32%	21,281	4.21%
FNMA preferred stock	—	0.00%	—	0.00%	—	0.00%	46	0.00%	46	0.00%
Mutual fund	—	0.00%	—	0.00%	—	0.00%	505	3.85%	505	3.85%

Total	$13,010	5.81%	$30,122	5.08%	$8,946	4.46%	$11,986	4.30%	$64,064	4.98%

(1)	Interest earned on tax-exempt securities has been computed on a 34 percent tax-equivalent basis.

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Loans

The following table presents the composition of the Company’s loan portfolio in accordance with bank regulatory classifications and the balance of allowance for loan losses at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$113,991	26.3%	$109,846	27.6%	$80,411	22.4%	$75,974	28.1%	$55,338	29.2%
Real estate:
Construction	93,191	21.5%	83,766	21.0%	98,736	27.5%	46,281	17.0%	25,558	13.4%
Residential 1-4 family	36,662	8.4%	32,480	8.2%	37,190	10.3%	25,361	9.4%	18,486	9.7%
Multifamily	3,028	0.7%	6,298	1.5%	11,025	3.1%	11,999	4.4%	8,463	4.5%
Commercial	184,213	42.4%	162,344	40.7%	128,655	35.7%	108,041	39.9%	79,174	41.7%
Installment and other consumer	3,146	0.7%	3,785	1.0%	3,451	1.0%	3,194	1.2%	2,780	1.5%

Total loans, gross	434,231	100.0%	398,519	100.0%	359,468	100.0%	270,850	100.0%	189,799	100.0%

Deferred loan fees	(1,016)		(1,194)		(1,078)		(603)		(453)

Loans, net of deferred loan fees	433,215		397,325		358,390		270,247		189,346
Allowance for loan losses	(13,712)		(5,801)		(4,481)		(4,668)		(3,796)

Total loans, net	$419,503		$391,524		$353,909		$265,579		$185,550

Loans totaled $433.2 million at December 31, 2008, a 9% increase over total loans at December 31, 2007. The Company’s lending strategy is to build a loan portfolio that services the needs of our customers and communities, maximizes earnings, and mitigates credit risk. During the period 2005 through 2007, the Bank increased the number of commercial loan officers and expanded its commercial lending relationships. In 2008, commercial loans increased 4% over December 31, 2007 amounts and loans collateralized by real estate increased 11%. Commencing in 2009, management plans not to solicit additional business for residential construction projects until the housing market stabilizes and begins to show signs of improvement. In addition, management anticipates a very cautious approach to extending any new credit, especially in non-owner occupied commercial and residential real estate loans.

Commercial and Industrial Loans

Commercial and industrial loans totaled $112.8 million, or 26% of the total loan portfolio, an increase of approximately 3% over the balance at year-end 2007. Expanding the Company’s commercial and industrial loan portfolio, along with increases in deposits, is a major component of our strategic initiatives. The Company expects its commercial lending focus to center around expanding our existing banking relationships with business and business owners while continuing to build new customer relations.

Real Estate Loans

Real estate loans have historically represented a significant portion of the Company’s total loan portfolio and real estate is often a material component of collateral for the Company’s loans. Total real estate secured loans were 73% of the total loan portfolio at December 31, 2008 compared with 72% of year-end 2007. Risks associated with real estate loans include fluctuating land values, demand and prices for housing or commercial properties, national, regional and local economic conditions, changes in tax policy, and concentrations within the Bank’s market area. The Company’s loan origination process requires specialized underwriting, collateral and approval procedures, which mitigates but does not eliminate the risk that loans may not be repaid.

The Company’s construction and land development loans as of December 31, 2008 were 22% of the total loan portfolio, approximately equal to the proportion at year-end 2007, and up $9.4 million from December 31, 2007. The increase primarily related to draw downs of existing commitments rather than underwriting of new relationships. The following table illustrates real estate construction loans by project type.

	December 31,
	2008	2007
Residential construction
1-4 family residential	$18,386	$18,443
Multi-family/condominiums	12,636	15,467
Residential land development	22,621	26,917
Commercial construction	39,548	22,939

	$93,191	$83,766

Residential Construction Loans. Residential construction, which includes 1-4 family residential, multi-family and condominiums, represents financing where the obligor generally intends to own the home upon construction (pre-sold) or builder construction of home for resale (speculative construction). With the recent turmoil in the mortgage markets, no assurance can be made that committed take-out financing will be available at conclusion of construction for pre-sold construction loans. Speculative construction lending finances builders/contractors who rely on sale of completed homes to repay loans. Due to the nationwide downturn in residential real estate, certain builders have been affected by longer marketing periods for their constructed homes, reduced borrower liquidity and falling collateral values.

Residential Land Development Loans. Residential land development loans represent loans to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. The primary source of repayment of such loans is generally cash flow from developer sale of lots or improved parcels of land where real estate collateral, secondary sources and personal guarantees may provide an additional measure of security for such loans. The nationwide downturn in residential real estate has affected certain developers by reducing their cash flows due to sluggish sales, lengthening the marketing period for their projects and sharply declining underlying loan collateral values. Weakness in this category of loans contributed significantly to the elevated level of provision for credit losses in 2008.

Commercial Construction Loans. Commercial construction balances represent lending to finance the construction or development of commercial properties. Obligors may be the business owner/occupier of the building who intends to operate its business from the property upon construction, or non-owner (speculative) developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. While our portfolio of these loans has not experienced the severe credit quality challenges experienced in residential construction projects, there can be no assurance that the credit quality in this portfolio will not be affected should the challenging economic conditions of the present persist.

Residential One-to-Four Family Loans. Residential one-to-four family loans are used by the Bank to collateralize advances from the FHLB. The Company’s underwriting standards require that one-to-four family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the appraised value or cost, whichever is lower, of the underlying collateral at origination. The Company utilizes an outsourced residential lending underwriting platform. Residential loans are originated on a pre-sold basis provided they meet the underwriting criteria established by our third party provider. If circumstances warrant, the Company may originate and retain loans that fall outside the scope of our third party provider’s underwriting guidelines. However, the Company does not underwrite residential real estate loans for the subprime market.

Commercial Real Estate. Commercial real estate generally represent loans to finance retail, office and industrial commercial properties, both owner occupied and non-owner occupied. The expected source of repayment is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral may provide an additional measure of security for these loans, and that lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. The Company’s commercial real estate portfolio to-date has experienced low delinquency rates and only modest deterioration in the present downturn. However, no assurance can be given that residential real estate or other economic factors will not affect this portfolio.

	December 31,
	2008	2007
Commercial real estate
Owner occupied	$95,098	$74,747
Non-owner occupied	89,115	87,597

	$184,213	$162,344

At December 31, 2008, the Bank had total unfunded loan commitments, including credit available under commercial and home equity lines, letters of credit and credit cards, of $60.6 million compared with $96.3 million at December 31, 2007.

The following table shows the contractual maturities of the Company’s loans at December 31, 2008:

	December 31, 2008
(dollars in thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total Loans
Commercial	$61,234	$34,291	$18,466	$113,991
Real estate:
Construction	67,834	24,757	600	93,191
Residential 1-4 family	4,541	10,158	21,963	36,662
Multifamily	323	2,190	515	3,028
Commercial	13,680	80,123	90,410	184,213
Installment and other consumer	1,643	872	631	3,146

Total loans	$149,255	$152,391	$132,585	$434,231

Loans with fixed interest rates	$12,137	$93,264	$45,474	$150,875
Loans with variable interest rates	137,118	59,127	87,111	283,356

Total loans	$149,255	$152,391	$132,585	$434,231

Allowance for Credit Losses

Credit risk is inherent in the Bank’s lending activities. The allowance for credit losses represents management’s estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan’s inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from “1” for the strongest credits to “10” for the weakest. A “10” rated loan would normally represent a loss. All loans rated 7-10 collectively comprise the Company’s “Watch List”. The specific grades from 7-10 are “watch list”

(risk-rating 7), “special mention” (risk-rating 7.5), “substandard” (risk-rating 8), “doubtful” (risk-rating 9), and “loss” (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management’s ongoing evaluations and the risk ratings of the portfolio is an allowance with four components: specific; general; special; and an amount available for other factors.

Specific Allowance. Loans on the Bank’s Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, a specific allowance may be allocated in addition to the general allowance percentage for that particular risk-rating, as outlined in Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.”

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

The following table shows the components of the allowance for credit losses at the dates indicated:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$5,615	40%	$2,733	46%
Specific	98	1%	—	—
Special	8,281	59%	3,167	52%
Available for other factors	—	—	90	2%

Total allowance for credit losses	$13,994	100%	$5,990	100%

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $14.0 million at December 31, 2008 and $6.0 million at December 31, 2007. The increase in the total allowance for credit losses in 2008 was primarily due to management’s current assessment of economic, market and business conditions, which are noted above under “Special Reserves”. The allowance for loan losses as a percentage of total loans increased from 1.46% on December 31, 2007 to 3.17% at December 31, 2008. The allowance for loan losses represented 87% of nonperforming loans at December 31, 2008 compared with 54% at December 31, 2007.

Overall, management believes that the allowance for credit losses at December 31, 2008 is sufficient to absorb losses inherent in the loan portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan growth and a detailed review of the quality of the loan portfolio, involves difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are uncertain. Therefore, we cannot provide assurance that we will not have sizable credit losses in relation to the amount reserved related to changes in economic, market or business conditions. Such changes could require management to significantly adjust the allowance for credit losses considering factors in existence at that time. In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, may require additional charges to the provision for credit losses in future periods if the results of their review warrant it.

The following table shows the Company’s loan loss performance for the periods indicated:

	For the Year Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Loans outstanding at end of period, net of deferred fees	$433,215	$397,325	$358,390	$270,247	$189,346
Average loans outstanding during the period	428,014	383,477	319,577	219,882	177,064
Allowance for credit losses, beginning of period	$5,990	$4,825	$4,668	$3,796	$3,968
Loans charged off:
Commercial	2,592	73	2,576	627	138
Real estate	7,020	6,936	106	1,089	391
Consumer and other	78	61	109	101	146

Total loans charged off	9,690	7,070	2,791	1,817	675

Recoveries:
Commercial	30	319	276	74	212
Real estate	39	37	3	55	44
Consumer	30	79	29	39	37

Total recoveries	99	435	308	168	293

Net loans charged off during the period	9,591	6,635	2,483	1,649	382
Provision for credit losses	17,595	7,800	2,640	870	210
Adjustment incident to acquisition	—	—	—	1,651	—

Allowance for credit losses, end of period	$13,994	$5,990	$4,825	$4,668	$3,796

Components:
Allowance for loan losses	$13,712	$5,801	$4,481	$4,668	$3,796
Liability for unfunded credit commitments (1)	282	189	344	—	—

Total allowance for credit losses	$13,994	$5,990	$4,825	$4,668	$3,796

Ratio of net loans charged off to average loans outstanding	2.24%	1.73%	0.78%	0.75%	0.22%
Allowance for loan losses/total loans	3.17%	1.46%	1.25%	1.73%	2.00%
Allowance for credit losses/total loans	3.23%	1.51%	1.35%	1.73%	2.00%
Allowance for loan losses/nonperforming loans	87%	54%	394%	112%	N/M
Allowance for credit losses/nonperforming loans	89%	55%	424%	112%	N/M

N/M—Not meaningful

(1)	During the first quarter of 2006, the portion of the allowance for loan losses related to unfunded credit commitments, was reclassified from the allowance for loan losses to other liabilities on the balance sheet. Prior period amounts were not material.

The level of net loan charge-offs to average loans for 2008 was 2.24% compared with 1.73% in 2007 and 0.78% in 2006. The significant increase in real estate loans charged-off in 2008 and 2007 over previous years was due to significant slowdown in the housing industry, primarily affecting the Company’s residential land acquisition and development portfolio. The increase in net charge-offs in 2006 compared with 2005 was primarily due to a $1.1 million charge-off of a loss on a nationally syndicated equipment lease related to an alleged accounting fraud committed by the lessee.

Nonperforming Assets

Nonperforming assets include repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets and loans past due greater than 90 days and still accruing at the dates indicated:

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Loans on nonaccrual status	$15,689	$10,827	$1,137	$4,156	$84
Other real estate owned	4,838	2,240	—	—	733
Other repossessed assets	—	10	622	—	—

Total nonperforming assets	$20,527	$13,077	$1,759	$4,156	$817

Total assets	$587,426	$514,180	$468,395	$370,095	$273,286

Percentage of nonperforming assets to total assets	3.49%	2.54%	0.38%	1.12%	0.30%

Percentage of nonaccrual loans to total loans	3.62%	2.72%	0.32%	1.54%	0.04%

Loans past due greater than 90 days and accruing	$6,247	$149	$—	$—	$1

Total nonperforming assets (defined as loans on nonaccrual and repossessed assets) at December 31, 2008 were $20.5 million, up from $13.1 million at December 31, 2007. As a percentage of total assets, non-performing assets were 3.49% at December 31, 2008 compared with 2.54% at December 31, 2007. At December 31, 2008, loans 90 days past due and still accruing consisted of two loans totaling $6.2 million. One of these loans (land development), totaling $6.0 million, was brought current on January 2, 2009.

The Company, during its normal loan review procedures, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are charged to the allowance when management believes that, after considering economic and business conditions, collection efforts, and collateral position, the borrower’s financial condition is such that collection of principal is not probable.

At December 31, 2008 and 2007, the Company’s recorded investment in impaired loans was $15.7 million and $10.8 million, respectively. These loans were evaluated for impairment and it was determined that a specific reserve of $98,000 was required at December 31, 2008. No specific reserve was required at December 31, 2007. The average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was approximately $11.0 million, $7.8 million and $3.0 million respectively. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest are anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and collection of the remaining recorded principal balance is considered probable. Interest income foregone on impaired loans was approximately $0.8 million, $1.0 million and $0.4 million in 2008, 2007 and 2006, respectively.

Nonaccrual loans at December 31, 2008 totaled $15.7 million compared with $10.8 million at December 31, 2007. Of the loans placed on non-accrual in 2008, $12.5 million were real estate construction and development related. Nonaccrual loans at December 31, 2007 consisted primarily of three residential land acquisition and development loans totaling $10.2 million. The following table presents activity in nonaccrual loans for 2008:

(dollars in thousands)	2008
Beginning balance, January 1	$10,827
Additions to nonaccrual	25,552
Payments	(4,711)
Charge-offs	(9,041)
Transfers to foreclosed assets	(6,938)

Ending balance, December 31	$15,689

Foreclosed assets (other real estate owned and other repossessed assets) totaled $4.8 million at December 31, 2008, compared with $2.3 million at December 31, 2007. Foreclosed assets at December 31, 2008 consisted primarily of one residential real estate development project and one undeveloped property in the Portland, Oregon area Foreclosed assets at year-end 2007 related to the residential real estate development project foreclosed on in the fourth quarter of 2007. The following table presents activity in the foreclosed assets portfolio for 2008:

(dollars in thousands)	2008
Beginning balance, January 1	$2,250
Additions to foreclosed assets	6,938
Capitalized improvements	254
Valuation adjustments	(2,137)
Sales of foreclosed assets	(2,467)

Ending balance, December 31	$4,838

Other Assets

Comparing 2008 to 2007, the Company’s other assets increased $8.4 million. The increase was primarily due to increases in the fair value of the Company’s interest rate contracts of $3.8 million and net deferred tax assets of $4.8 million, and a decrease in miscellaneous receivables of $2.9 million as a result of selling two securities on December 28, 2007 with a settlement date of January 3, 2008.

Deposits

The following table sets forth the composition of the Company’s deposit liabilities and associated average rates on the dates indicated:

	December 31,
	2008			2007			2006
(dollars in thousands)	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Noninterest-bearing demand deposits	$70,329	$85,798	—	$91,662	$100,817	—	$107,943	$102,201	—
Savings	16,127	16,683	0.85%	17,687	17,069	0.86%	17,773	17,508	0.83%
Interest-bearing demand deposits	13,547	15,513	0.34%	18,105	16,513	0.36%	15,132	16,949	0.32%
Money market accounts	72,465	79,262	1.93%	86,658	70,728	2.95%	62,956	61,644	1.82%
Certificates of deposit under $100,000	93,880	73,824	4.22%	66,137	60,483	4.83%	53,823	42,070	4.09%
Certificates of deposit over $100,000	255,222	200,242	4.15%	160,930	149,691	5.13%	141,823	114,585	4.63%

Total	$521,570	$471,322	2.79%	$441,179	$415,301	3.10%	$399,450	$354,957	2.35%

Total average deposits during 2008 increased 13% over total average deposits during 2007. The Bank’s focus on increasing its deposit base is centered on core deposit growth, which includes interest and non-interest-bearing demand, money market, savings accounts and retail certificates of deposits. The Bank’s average core deposits decreased in 2008. Competitive pressure from banks in our market areas with strained liquidity positions and credit unions, coupled with generally lower balances held in existing accounts, has made core deposit growth challenging. The Bank intends to grow its core deposit base through both the addition of new customers and increasing relationships with the current customer base. However, with low short-term rates, the Bank’s cost of funds may not decline significantly due to changes in our mix of interest-bearing and non-interest-bearing accounts, growth in higher yielding deposits and competitive pressures. The Company’s loan growth in 2008 and 2007 exceeded its core deposit generation, and the Company supplemented its core deposits with certificates of deposits, including brokered deposits, and brokered money market deposits. In 2007, the Company entered into two long-term depository relationships that provide the Company up to $45 million of money market accounts. The interest rate on these accounts is based on the daily effective federal funds rate, as published by the Federal Reserve, plus a spread. The Company’s brokered certificates of deposit have maturities ranging from 90 days to five years. At December 31, 2008, approximately 65% of the Company’s brokered CDs have original maturities of one year or more. The use of national market brokered CD’s is part of the Bank’s wholesale funding strategy. Of the increase in average time deposits in 2008, brokered CD’s and CDARS accounted for approximately $45.9 million and $4.1 million, respectively.

The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. The CDARS network uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and due to the nature of the placement of funds, CDARS deposits are defined as “brokered deposits” by regulatory agencies. With media focus on the financial sector and customer concern with FDIC insurance limits over the past quarter, customer interest in and demand for CDARS deposits has increased. The Company’s CDARS deposits totaled $15.3 million at December 31, 2008 and $3.5 million at December 31, 2007. CDARS deposits may decline in the future due to the recent increase in FDIC insurance limits.

The following table sets forth, by time remaining either to repricing or to maturity, all time certificates of deposit outstanding at December 31, 2008:

	Time deposits of $100,000 or more		All other time deposits
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$61,851	24%	$17,590	19%
After three months through six months	20,965	8%	11,980	13%
After six months through one year	61,310	24%	23,423	25%
After one year through five years	111,096	44%	40,887	43%
After five years	—	—	—	—

Total	$255,222	100%	$93,880	100%

Percentage of total time deposits	73%		27%

Borrowings

The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $25.0 million for short-term liquidity needs. The Bank has an established borrowing line with the Federal Home Loan Bank (the “FHLB”). The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. The Company is currently under a blanket bond collateral agreement allowing it to borrow funds without the FHLB taking possession of the specific collateral. The borrowing line with the FHLB permits it to borrow up to 20% of the Bank’s assets, subject to collateral limitations. With the collateral available on December 31, 2008, the Company believes the Bank could borrow up to approximately $113 million. FHLB borrowings in excess of $26.4 million would require the Company to purchase additional FHLB stock. At December 31, 2008, the Company had only minor amounts of borrowings from the FHLB. The Bank also has access to additional liquidity through the Federal Reserve’s primary credit program.

The Company had no unsecured overnight federal funds purchased at year-end 2008. Unsecured, overnight federal funds purchased were $1,050,000, and $500,000 at December 31, 2007, and 2006, respectively. The interest rate on these borrowings was 3.8125% at December 31, 2007 and 4.8125% at December 31, 2006.

In 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities offerings and certain other preferred capital elements to 25% of core capital elements. As of December 31, 2008, these debentures accounted for 21.6% of the Company’s core capital elements. The interest rate is based on the 3-month LIBOR plus 1.75% and is adjusted quarterly. The rate at December 31, 2008 was 3.75%.

The following table summarizes the ending balances, average balances, maximum balances and weighted average interest rates for the Company’s federal funds purchased.

	December 31,
(dollars in thousands)	2008	2007	2006
Federal funds purchased
Balance at end of period	$—	$1,050	$500
Average balance of borrowing during period	1,494	2,313	1,467
Maximum amount of borrowing outstanding at any month end during period	3,630	13,300	15,830
Weighted average interest rate for period	2.73%	5.22%	5.66%

Capital

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements. The Company and the Bank are required to maintain minimum amounts of capital to “risk-weighted” assets, as defined by banking regulators. The Company and the Bank are required to have Total Capital and Tier 1 Capital ratios of 8.0% and 4.0%, respectively. In addition the Bank is required to maintain a Tier 1 leverage ratio of not less than 4%. To be considered “well-capitalized” as defined by banking regulators, the Bank and the Company must maintain a Total Capital ratio of greater than 10%, a Tier 1 Capital ratio of greater than 6%, and the Bank must maintain a Tier 1 leverage capital ratio of greater than 5%. At December 31, 2008 and 2007, both the Company and the Bank exceeded the minimum requirements to be considered “well-capitalized” under banking regulations. The following table summarizes selected capital ratios for the Bank and the Company for the periods indicated.

	December 31, 2008		December 31, 2007
	Company	Bank	Company	Bank
Total risk-based capital to risk-weighted assets	11.47%	11.10%	14.82%	14.06%
Tier 1 Capital to risk-weighted assets	10.20%	9.83%	13.56%	12.81%
Tier 1 leverage ratio	8.74%	8.41%	12.51%	11.78%
Shareholders’ equity to average assets	9.01%	N/A	11.35%	N/A

The Company closely monitors and manages its capital position. In the fourth quarter of 2008, the holding company contributed $1.0 million to the Bank to enhance its capital position. The Company has and may also continue to preserve capital by slowing new loan commitments, participating out additional loans, selling assets, including loans, to reduce its risk-weighted assets, and continuing the Company’s position of paying no cash dividends to shareholders.

The degree to which and the duration of time during which the Company may take steps to preserve and increase its capital will depend on several factors including general economic and real estate market conditions in the Pacific Northwest, the Company’s ability to raise additional capital, regulatory considerations, and the Company’s ability to manage and limit the adverse effects of losses on existing loans. To raise additional capital, the Company may offer and issue equity, hybrid equity or debt instruments, including convertible preferred stock or subordinated debt. The Company may participate in any government programs that become available to it. Any equity or debt financing, if available at all, may not be available or terms that are favorable to current shareholders or even acceptable to the Company.

In September 2007, the Company announced a stock repurchase program for up to 500,000 shares. Under the program, the Company intended to use existing funds to finance any repurchases. When evaluating timing and amount of common stock repurchases, management considers a number of factors including, but not limited to, projected earnings generation, risk weighted asset growth, capital ratios relative to regulatory capital guidelines, availability and cost of other capital resources and the market valuation of its stock price. No shares were purchased as of December 31, 2008 and none are expected to be purchased in 2009.

Return on Equity and Assets

Return on daily average assets and equity and certain other ratios for the periods indicated are presented below:

	December 31,
(dollars in thousands, except per share amounts)	2008	2007	2006
Net income (loss)	$(8,098)	$86	$4,759
Total average assets	541,519	489,141	422,133
Return on average assets	-1.50%	0.02%	1.13%
Average equity	$51,917	$53,932	$47,642
Return on average equity	-15.60%	0.16%	9.99%
Average equity to average assets ratio	9.59%	11.03%	11.29%
Diluted earnings per share	$(1.60)	$0.02	$0.93
Cash dividends paid per share	$—	$—	$—

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Company’s primary sources of funds are: customer deposits; loan payments; maturities and sales of investments and loans; borrowings from the FHLB or Federal Reserve and the use of the federal funds market. As of December 31, 2008, approximately $13.0 million of the securities portfolio matures within one year, but all securities are classified as available for sale. Other potential sources of funds include lines of credit with correspondent banks and brokered time deposits.

Deposits are the primary source of new funds. Total deposits were $521.7 million at December 31, 2008 compared with $441.2 million at December 31, 2007. Government programs such as the FDIC’s Transaction Account Guarantee Program (TAGP) may influence deposit behaviors. Under this program, effective October 14, 2008 through December 31, 2009, all accounts and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. The Bank participates in this program at an additional cost to the Bank. Deposits maintained at the Bank are insured by the FDIC up to $250,000 per account owner through December 31, 2009. On January 1, 2010, the standard coverage limits are scheduled to return to $100,000 for all deposit categories except Individual Retirement Accounts and certain other retirement accounts, which will continue to be insured up to $250,000 per account owner.

The Company maintains a borrowing line with the Federal Home Loan Bank (FHLB) limited to 20% of the Bank’s assets, or $113 million based on the Bank’s assets at December 31, 2008, subject to certain collateral limitations. The Company can utilize the line for long-term borrowings or to meet temporary funding needs with overnight advances. As discussed in “Borrowings,” the Company is under a blanket bond collateral agreement. The Company’s practice is to pledge certain securities with the FHLB against its borrowing line. To obtain the maximum amount of borrowing capacity, the Bank would pledge loans in addition to securities. At December 31, 2008, the Company had outstanding advances of $37,000 and a $5.5 million letter of credit. The Bank also has access to additional liquidity through the Federal Reserve’s primary credit program.

The Company is a separate entity from the Bank and must provide for its own liquidity. As of December 31, 2008, the holding company did not have any borrowing arrangements of its own. Substantially all of the parent company’s revenues are obtained from dividends paid by the Bank and proceeds from the issuance of trust preferred securities, which is used for various corporate purposes, such as interest payments on junior subordinated debentures, operating expenses and stock repurchases. Trust preferred securities are not expected to be a source of liquidity for the holding company in 2009, given current market conditions. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. Based on information available to management at this time, we believe that such restrictions will not have an adverse impact on the ability of the Company to meet its cash obligations in the near term, which consist principally of debt service on the $12.4 million of outstanding junior subordinated debentures.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows from operations in the years 2008, 2007 and 2006 were $8.0 million, $7.2 million and $11.9 million, respectively. These net cash flows were principally from earnings. Net cash flows from operations in 2006 included tax refunds of $1.7 million. Net cash used by investing activities of $63.0 million, $46.2 million and $100.1 million in 2008, 2007 and 2006, respectively, primarily related to the increase in loans during those periods and the purchase of securities in 2008 and 2006. Cash flows from financing activities totaled $78.9 million, $43.7 million and $91.3 million in 2008, 2007 and 2006, respectively, and consisted primarily of net deposit growth.

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

Recently Issued Accounting Standards

In September 2006, Financial Accounting Standards Board, (“FASB”), issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company adopted this statement on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted FAS 157-2 on January 1, 2009 and there was no material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS No. 141R on January 1, 2009 and there was no material impact on the Company’s financial statements.

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

Asset-Liability Management/Interest Rate Sensitivity

The principal purpose of asset-liability management is to manage the Company’s sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. A key component of the asset-liability management is the measurement of interest-rate sensitivity. Interest-rate sensitivity refers to the volatility in earnings resulting from fluctuations in interest rates, variability in spread relationships, and the mismatch of re-pricing intervals between assets and liabilities. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the impact of interest rate changes on net interest income. The policy of the Company is to control the exposure of the Company’s earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral” or “balanced” position. The Board of Directors has established guidelines for maintaining the Company’s earnings risk due to future interest rate changes. This analysis provides an indication of the Company’s earnings risk due to future interest rate changes. At December 31, 2008, the analysis indicated that the earnings risk was within the Company’s policy guidelines.

The following table presents interest-rate sensitivity data at December 31, 2008. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities at a point in time that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company’s interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against the prospects of short-term interest rate changes in all re-pricing intervals.

	Estimated Maturity or Repricing at December 31, 2008
(dollars in thousands)	Three months or less	Three months through six months	Six months through one year	One year through five years	After 5 years	Total
Interest-earning assets:
Temporary investments	$2,146	—	—	—	—	$2,146
Investments available-for-sale (1) (2)	163	1,668	11,470	24,654	26,109	64,064
Federal Home Loan Bank Stock	—	—	—	—	1,247	1,247
Loans, net of deferred loan fees	289,180	1,539	4,082	93,046	45,368	433,215

Total interest-earning assets	291,489	3,207	15,552	117,700	72,724	500,672

Allowance for loan losses						(13,712)
Noninterest-bearing cash and due from banks						52,960
Bank-owned life insurance						14,942
Other assets						32,564

Total assets						$587,426

Interest-bearing liabilities:
Savings, money market and interest-bearing demand deposits	102,139	—	—	—	—	102,139
Certificates of deposit	79,441	32,945	84,733	151,983	—	349,102
Junior subordinated debentures	12,372	—	—	—	—	12,372
Other borrowings	5	—	32	14	—	51

Total interest-bearing liabilities	193,957	32,945	84,765	151,997	—	463,664

Demand deposits						70,329
Other liabilities						4,652
Shareholders’ equity						48,781

Total liabilities and shareholders’ equity						$587,426

Interest sensitivity gap	$97,532	$(29,738)	$(69,213)	$(34,297)	$72,724

Cumulative interest sensitivity gap	$97,532	$67,794	$(1,419)	$(35,716)	$37,008

Cumulative gap as a percent of earning assets	19.5%	13.5%	-0.3%	-7.1%	7.4%

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

The following table shows the estimated impact on the Bank’s net interest income over a time horizon of one year from the base case and the quantification of market value changes for all financial assets and liabilities, given an increase or decrease in market interest rates as of December 31, 2008. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

(dollars in thousands)	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change in Net Interest Income	Increase (Decrease) in Present Value of Equity	Percentage Change in Present Value of Equity
Up 200 basis points	$(62)	-0.3%	$(15,785)	-26.8%
Up 100 basis points	(16)	-0.1%	(8,391)	-14.2%
Down 100 basis points	N/M	N/M	N/M	N/M
Down 200 basis points	N/M	N/M	N/M	N/M

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

In management’s judgment as of December 31, 2008, the interest rate risk profile of the Bank is reasonably balanced within the most likely range of possible outcomes. As shown in the table above, the Company’s balance sheet has become slightly liability sensitive through the +200 basis point scenario at December 31, 2008. However, with the more dramatic change reflected in the “declining” scenarios, management views this scenario highly unlikely given the current low rate environment with the current federal funds rate at 25 basis points.

The change in fair values of financial assets is mainly a result of loans representing 86.5% of total interest-earning assets at December 31, 2008. As a percentage of total loans, $150.9 million, or approximately 35%, have fixed interest rates that decline in value during a period of rising interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Cowlitz Bancorporation and Subsidiary

We have audited the accompanying consolidated statements of condition of Cowlitz Bancorporation (a Washington Corporation) and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of Cowlitz Bancorporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cowlitz Bancorporation and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon

March 31, 2009

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$55,106	$31,251
Investment securities	64,064	51,578
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	433,215	397,325
Allowance for loan losses	(13,712)	(5,801)

Total loans, net	419,503	391,524
Cash surrender value of bank-owned life insurance	14,942	14,328
Premises and equipment	6,185	6,515
Other real estate owned	4,838	2,240
Goodwill and other intangibles	1,798	1,834
Accrued interest receivable and other assets	19,743	13,663

Total assets	$587,426	$514,180

Liabilities
Deposits:
Non-interest-bearing demand	$70,329	$91,662
Savings and interest-bearing demand	29,674	35,792
Money market	72,465	86,658
Certificates of deposit	349,102	227,067

Total deposits	521,570	441,179
Federal funds purchased	—	1,050
Junior subordinated debentures and other borrowings	12,423	12,501
Accrued interest payable and other liabilities	4,652	3,910

Total liabilities	538,645	458,640

Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, no par value; 25,000,000 shares authorized with 5,110,358 and 5,054,437 shares issued and outstanding at December 31, 2008 and 2007, respectively	29,270	28,936
Additional paid-in capital	2,539	2,484
Retained earnings	13,655	21,753
Accumulated other comprehensive income	3,317	2,367

Total shareholders’ equity	48,781	55,540

Total liabilities and shareholders’ equity	$587,426	$514,180

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Interest income
Interest and fees on loans	$32,976	$33,141	$28,487
Interest on taxable investment securities	1,363	1,865	1,925
Interest on non-taxable investment securities	1,023	916	818
Other interest and dividend income	301	304	408

Total interest income	35,663	36,226	31,638

Interest expense
Savings and interest-bearing demand deposits	195	206	201
Money market	1,501	2,054	1,120
Certificates of deposit	11,420	10,602	7,022
Federal funds purchased and other borrowings	48	134	105
Junior subordinated debentures	604	875	815

Total interest expense	13,768	13,871	9,263

Net interest income before provision for credit losses	21,895	22,355	22,375
Provision for credit losses	17,595	7,800	2,640

Net interest income after provision for credit losses	4,300	14,555	19,735

Noninterest income
Service charges on deposit accounts	801	683	695
International trade fees	580	644	127
Fiduciary income	609	692	602
Increase in cash surrender value of bank-owned life insurance	614	570	516
Wire fees	334	364	464
Mortgage brokerage fees	211	289	228
Securities losses	(1,924)	(265)	(348)
Other income	458	485	541

Total noninterest income	1,683	3,462	2,825

Noninterest expense
Salaries and employee benefits	9,202	9,488	8,567
Net occupancy and equipment	2,546	2,280	2,110
Professional services	1,202	1,579	1,131
Data processing and communications	1,029	959	877
Interest rate contracts adjustments	(1,134)	215	(5)
Federal deposit insurance	378	103	40
Foreclosed asset expense (income)	2,418	447	(36)
Loan expense	360	91	159
Postage and freight	407	364	324
Travel and education	494	517	429
Equity in limited partnership losses	185	56	195
Other expenses	2,326	2,622	2,308

Total noninterest expense	19,413	18,721	16,099

Income (loss) before provision for income taxes	(13,430)	(704)	6,461
Income tax provision (benefit)	(5,332)	(790)	1,702

Net income (loss)	$(8,098)	$86	$4,759

Earnings (loss) per common share
Basic	$(1.60)	$0.02	$0.98

Diluted	$(1.60)	$0.02	$0.93

Weighted average shares outstanding
Basic	5,075,307	4,972,498	4,845,892

Diluted	5,075,307	5,175,526	5,098,334

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	4,772,251	$26,266	$2,043	$16,908	$(276)	$44,941
Comprehensive income:
Net income	—	—	—	4,759	—	4,759
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of ($132)	—	—	—	—	257	257
Cash flow hedges, net of taxes of $298	—	—	—	—	(568)	(568)

Comprehensive income						4,448
Proceeds from exercise of stock options and stock purchase plan	117,072	1,013	—	—	—	1,013
Share-based compensation	—	—	114	—	—	114
Tax benefit from the exercise of stock options	—	—	209	—	—	209

Balance, December 31, 2006	4,889,323	27,279	2,366	21,667	(587)	50,725
Comprehensive income:
Net income	—	—	—	86	—	86
Net change in unrealized gain on:
Investments available-for-sale, net of taxes of ($7)	—	—	—	—	14	14
Cash flow hedges, net of taxes of ($1,582)	—	—	—	—	2,940	2,940

Comprehensive income						3,040
Proceeds from exercise of stock options and stock purchase plan	165,114	1,657	—	—	—	1,657
Share-based compensation	—	—	118	—	—	118

Balance, December 31, 2007	5,054,437	28,936	2,484	21,753	2,367	55,540
Comprehensive loss:
Net loss	—	—	—	(8,098)	—	(8,098)
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of $494	—	—	—	—	(917)	(917)
Cash flow hedges, net of taxes of ($1,010)	—	—	—	—	1,867	1,867

Comprehensive loss						(7,148)
Proceeds from exercise of stock options and stock purchase plan	20,222	114	—	—	—	114
Issuance of stock	35,699	220	—	—	—	220
Share-based compensation	—	—	55	—	—	55

Balance, December 31, 2008	5,110,358	$29,270	$2,539	$13,655	$3,317	$48,781

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(8,098)	$86	$4,759
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred tax provision (benefit)	(5,369)	(782)	1,443
Share-based compensation	284	215	114
Excess tax benefit on stock options exercised	—	—	(144)
Depreciation and amortization	1,489	1,017	606
Provision for credit losses	17,595	7,800	2,640
Increase in cash surrender value of bank-owned life insurance	(614)	(570)	(516)
Investment securities impairment	1,724	—	—
Net loss on sales of investment securities	200	265	348
Interest rate contracts adjustments	(1,390)	215	(5)
Net (gain) loss on sales of foreclosed assets	(100)	306	(41)
Write-down of foreclosed assets	2,137	—	—
Net (increase) decrease in accrued interest receivable and other assets	(597)	(726)	1,094
Net increase (decrease) in accrued interest payable and other liabilities	642	(648)	1,596
Other	65	54	30

Net cash from operating activities	7,968	7,232	11,924

Cash flows from investing activities
Proceeds from maturities and sales of investment securities	12,477	10,465	16,694
Purchases of investment securities	(25,471)	(7,540)	(21,904)
Net increase in loans	(52,421)	(48,431)	(91,342)
Proceeds from sale of foreclosed assets	2,567	929	41
Proceeds from termination of cash flow hedging instrument	482	—	—
Purchases of bank-owned life insurance	—	(267)	(1,500)
Purchases of premises and equipment	(609)	(1,375)	(2,122)

Net cash used by investing activities	(62,975)	(46,219)	(100,133)

Cash flows from financing activities
Net increase in deposits	79,876	41,559	90,255
Net increase (decrease) in federal funds purchased	(1,050)	550	50
Repayment of Federal Home Loan Bank and other borrowings	(78)	(109)	(129)
Proceeds from exercise of stock options and stock purchase plan	114	1,657	1,013
Excess tax benefit on stock options exercised	—	—	144

Net cash from financing activities	78,862	43,657	91,333

Net increase in cash and cash equivalents	23,855	4,670	3,124
Cash and cash equivalents, beginning of year	31,251	26,581	23,457

Cash and cash equivalents, end of year	$55,106	$31,251	$26,581

Supplemental disclosure of cash flow information
Cash paid for interest	$12,976	$13,891	$8,100

Cash (refunded) paid for income taxes	$(124)	$247	$(1,701)

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$6,938	$2,862	$623

Change in unrealized gains (losses) on available-for-sale investment securities and interest rate contracts, net of tax	$950	$2,954	$(311)

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Cowlitz Bancorporation (the Company) was organized in 1991 under Washington law to become the holding company for Cowlitz Bank (the “Bank”), a Washington state chartered bank that commenced operations in 1978. The principal executive offices of the Company are located in Longview, Washington. The Bank operates four branches in Cowlitz County in southwest Washington. Outside of Cowlitz County, the Bank does business under the name Bay Bank with branches in Bellevue, Seattle, and Vancouver, Washington, and Portland and a limited service branch in a retirement center in Wilsonville, Oregon. The Bank also provides mortgage banking services through its Bay Mortgage division with offices in Longview and Vancouver, Washington.

The Company offers or makes available a broad range of financial services to its customers, primarily small- and medium-sized businesses, professionals, and retail customers. The Bank’s commercial and personal banking services include commercial and real estate lending, consumer lending, cash management, international banking services, internet banking, cash management, mortgage banking and trust services.

Principles of consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated. The Company has one wholly-owned trust, Cowlitz Statutory Trust I (the Trust), for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust. Certain reclassifications have been made in prior years’ data to conform to the current year’s presentation.

Operating Segments—The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance is being evaluated on a company-wide basis for 2008 as was the case in 2007 and 2006. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements—Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses and carrying values of the Company’s goodwill and other real estate owned.

Cash and cash equivalents—For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit (original maturities of 90 days or less), and federal funds sold. Federal funds sold generally mature the day following purchase.

Investment securities—The Company is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Accordingly, management has determined that all investment securities held at December 31, 2008 and 2007 are “available for sale” and conform to the following accounting policies:

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities, below their cost, that are other-than-temporary result in write-downs of the individual securities to their fair value and the corresponding establishment of a new cost basis for the security. The related write-downs are included in earnings as realized losses. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

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

Federal Home Loan Bank stock—The Company’s investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at cost ($100 per share) which approximates fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on its outstanding FHLB advances. The Company may request redemption of any stock in excess of the amount required. Stock redemptions are made at the discretion of the FHLB or of the Company, upon five years’ prior notice for FHLB B stock or six months notice for FHLB A stock to the FHLB.

Loans—Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fees and deferred fees and costs. Interest income on simple interest loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate that collection of interest is doubtful or when principal or interest payments become 90 days past due, unless collection of principal and interest is anticipated within a reasonable period of time and the loans are well secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent that payments are subsequently received and collection of the remaining recorded investment is probable. Nonaccrual loans are returned to accrual status when the borrower brings current all past due principal and interest amounts and when future payments are expected in accordance with the contractual terms of the loan. Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are generally amortized into interest income over the loan term using a method that approximates the effective yield method. Other credit-related fees, such as standby letter of credit fees, loan placement fees, and annual credit card fees are recognized as non-interest income during the period the related service is performed.

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

Goodwill is evaluated for impairment on an annual basis at December 31, or when circumstances indicate an impairment may exist. The Company evaluated its goodwill as of December 31, 2008 and concluded that there was no impairment. If impairment were deemed to exist, goodwill would be written down to estimated fair value, resulting in a charge to earnings in the period in which the write down occurs.

The goodwill impairment analysis requires management to make highly subjective judgments in determining if an indicator of impairment has occurred. Events and factors that may significantly affect the analysis include: a significant decline in the Company’s expected future cash flows, a substantial increase in the discount factor, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate. Other factors might include changing competitive forces, customer behaviors and attrition, revenue trends and cost structures, along with specific industry and market conditions. Adverse change in these factors could have a significant impact on the recoverability of intangible assets and could have a material impact on the Company’s consolidated financial statements.

The goodwill impairment analysis involves a two-step process. The first step is a comparison of the Company’s fair value to its carrying value. Management estimates fair value using a combination of the income approach and market approach with the best information available, including market information and discounted cash flow analysis. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. For purposes of the goodwill impairment test, the Company was identified as a single reporting unit. The market approach estimates the fair value of a company by examining the price at which similar companies, or shares of similar companies, are exchanged. Based on management’s goodwill impairment analysis, it was determined that the Company’s fair value exceeded its carrying value and therefore indicated no potential impairment under step one of the process. Further erosion of the Company’s stock price could lead to a future goodwill impairment write down.

If the carrying value of the reporting unit was determined to have been higher than its fair value, there would have been an indication that impairment may have existed and the second step would have been performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, a company would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of the Company as well as the market valuations of financial institutions, including Cowlitz Bancorporation, management will continue to monitor and evaluate the carrying value of goodwill. Goodwill impairment could be recorded in future periods and such impairment could be material to the Company’s results of operations.

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

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties accrued at December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Earnings (loss) per share of common stock—Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Included in the denominator is the dilutive effect of stock options computed by the treasury stock method.

Share-based compensation—The Company has three active share-based compensation plans. The stock option plan permits the grant of stock options and stock awards to eligible employees and directors. The stock appreciation rights plan provides for the award of stock appreciation rights (SARs) to directors and officers of the Company that represent the right to receive an amount in cash equal to the excess of the fair market value of a share of the Company’s common stock on the award date. The employee stock purchase plan allows eligible employees to defer a whole percentage of their salary, from 1% to 10%, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85% of the lowest market price on either the first or last day of the six-month deferral period. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).

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

SFAS No. 133, as amended, requires contemporaneous documentation of the Company’s hedge relationships. Such documentation includes the nature of the risk being hedged, the identification of the cash flow, or cash flows, that share the risk exposure that is designated as being hedged, the selection of the instrument that will be used to hedge the identified risk and the method used to assess the effectiveness of the hedge relationship. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The Company performs its effectiveness assessments and measures ineffectiveness by comparing the actual swaps and floor with hypothetically perfect interest rate contracts that match the key provisions of the hedged loans. Under this approach, the cumulative change in fair value of the actual swaps and floor are compared to the cumulative change in fair value of hypothetically perfect interest rate contracts. The correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedge relationship is expected to be highly effective in offsetting changes in cash flows of hedged items.

All derivative instruments that qualify for hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income (loss) until the income or loss from the cash flows of the hedged item is recognized. The Company performs an assessment, both at the inception of the hedge and on quarterly basis thereafter to determine whether these derivatives are expected to continue to be highly effective in offsetting changes in the value of the hedged items. The change in fair value related to the ineffective portion of the hedging derivative is immediately recorded in non-interest expense.

If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss is amortized to interest income over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, the derivative is recorded at fair value with any resulting gain or loss included in the gain or loss from the disposition of the hedged item or, in the case of a forecasted transaction that is no longer probable, included in earnings immediately.

Recently Issued Accounting Standards—In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company adopted this statement on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FAS 157-2 is not expected to have a material impact on the Company’s financial statements.

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

Comprehensive income (loss)—Comprehensive income (loss) includes net income (loss) reported on the statements of operations and changes in the fair value of available-for-sale investment securities and interest rate contracts accounted for as cash flow hedges. These amounts are included in “Accumulated Other Comprehensive Income (Loss)” on the consolidated statements of changes in shareholders’ equity and comprehensive income (loss).

The components of other comprehensive income (loss) related to investment securities and cash flow hedges for the years ended December 31 were as follows:

(dollars in thousands)	2008	2007	2006
Net income (loss) reported	$(8,098)	$86	$4,759
Unrealized gain (loss) from securities:
Net unrealized gain (loss) on available-for-sale securities arising during the period, net of tax	(2,166)	(158)	29
Reclassification adjustment of losses included in income, net of tax	1,249	172	228

Net unrealized gain (loss) from securities	(917)	14	257
Unrealized gain (loss) from cash flow hedging instruments:
Net unrealized gain (loss) from cash flow hedging instruments arising during the period, net of tax	2,768	2,833	(490)
Reclassification adjustment of (gains) losses included in income, net of tax	(901)	107	(78)

Net unrealized gain (loss) from cash flow hedging instruments	1,867	2,940	(568)

Total comprehensive income (loss)	$(7,148)	$3,040	$4,448

NOTE 2—EARNINGS (LOSS) PER SHARE

The following table reconciles the denominator of the basic and diluted earnings (loss) per share computations:

	Years Ended December 31,
	2008	2007	2006
Weighted-average shares outstanding—basic	5,075,307	4,972,498	4,845,892
Effect of assumed conversion of stock options	—	203,028	252,442

Weighted-average shares outstanding—diluted	5,075,307	5,175,526	5,098,334

No options to purchase shares were included in the computation of diluted earnings (loss) per share for the year ended December 31, 2008, as their inclusion would be anti-dilutive. Stock options outstanding in 2008, with prices ranging from $4.44 to $16.81, averaged 686,530. All options outstanding were included in the computation of diluted earnings for the years ended December 31, 2007 and 2006.

NOTE 3—RESERVE REQUIREMENTS

By regulation, the Bank must meet reserve requirements established by the Federal Reserve Bank equal to a percentage of its reservable deposits. No reserves were required at December 31, 2008 or 2007.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31 are shown below:

(dollars in thousands) December 31, 2008:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Agency mortgage-backed securities	$39,003	$820	$(5)	$39,818
Non-agency mortgage-backed securities	3,971	—	(1,557)	2,414
Municipal bonds	21,965	93	(777)	21,281
FNMA preferred stock	46	—	—	46
Mutual fund	500	5	—	505

	$65,485	$918	$(2,339)	$64,064

December 31, 2007:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Agency mortgage-backed securities	$19,447	$69	$(82)	$19,434
Non-agency mortgage-backed securities	7,862	28	(61)	7,829
Municipal bonds	22,502	367	(68)	22,801
FNMA preferred stock	1,777	—	(263)	1,514

	$51,588	$464	$(474)	$51,578

Due to the extraordinarily unsettled equity market for government-sponsored enterprises, the Company recorded other-than-temporary impairment charges of $1,724,000 on 70,000 shares of FNMA investment grade perpetual callable preferred stock in 2008. In reaching the determination to record this impairment, management reviewed the facts and circumstances available regarding these securities, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed securities	$290	$(5)	$—	$—	$290	$(5)
Non-agency mortgage-backed securities	2,414	(1,557)	—	—	2,414	(1,557)
Municipal bonds	14,634	(760)	268	(17)	14,902	(777)

	$17,338	$(2,322)	$268	$(17)	$17,606	$(2,339)

At December 31, 2008, there were 66 investment securities in an unrealized loss position, of which 5 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. Illiquidity in the capital markets and adverse changes in credit ratings for the Company’s municipal bonds, consistent with the industry, has negatively affected the fair values of the Company’s securities portfolio. Due to the credit worthiness of the issuers and the quality of mortgages underlying mortgage-backed securities, and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The Company has the ability and intent to hold these investments until a market price recovery or to maturity when full payment would be received. There are no known current funding needs that would require their liquidation.

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2008, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$12,703	$13,010
Due after one year through five years	30,851	30,122
Due after five years through ten years	9,405	8,946
Due after ten years	12,526	11,986

	$65,485	$64,064

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities often mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans. As of December 31, 2008 and 2007, investment securities in the amounts of $2.8 million were pledged as collateral to secure public deposits and FHLB borrowings.

The Company realized gross losses related to sales of securities of $200,000, $265,000 and $348,000 for the years 2008, 2007 and 2006, respectively.

NOTE 5—LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of December 31, 2008 and 2007:

	December 31,
(dollars in thousands)	2008	2007
Commercial	$113,991	$109,846
Real estate:
Construction	93,191	83,766
Residential 1 – 4 family	36,662	32,480
Multifamily	3,028	6,298
Commercial	184,213	162,344
Installment and other consumer	3,146	3,785

Total loans, gross	434,231	398,519
Deferred loan fees	(1,016)	(1,194)

Loans, net of deferred loan fees	$433,215	$397,325

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses for the years ended December 31 is as follows:

(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$5,990	$4,825	$4,668
Provision for credit losses	17,595	7,800	2,640
Recoveries	99	435	308
Charge-offs	(9,690)	(7,070)	(2,791)

Balance at end of year	$13,994	$5,990	$4,825

Components:
Allowance for loan losses	$13,712	$5,801	$4,481
Liability for unfunded loan commitments	282	189	344

Total allowance for credit losses	$13,994	$5,990	$4,825

At December 31, 2008, the recorded investment in loans classified as impaired totaled $15.7 million, with an associated allowance of $98,000. At December 31, 2007, the recorded investment in impaired loans was $10.8 million, with no associated allowance. The average recorded investment in impaired loans was approximately $11.0 million, $7.8 million and $3.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. The amount of interest recognized on impaired loans during the portion of the year they were impaired was not significant in 2008, 2007 and 2006.

Nonaccrual loans totaled $15.7 million at December 31, 2008 and $10.8 million at December 31, 2007. If nonaccrual loans had performed according to their original terms, additional interest income of approximately $0.8 million, $1.0 million and $0.4 million would have been recognized in 2008, 2007 and 2006, respectively. Interest payments received on a nonaccrual loan are recorded as interest income, unless collection of the remaining recorded investment is not probable, in which case payments received are recorded as a reduction of principal. Loans 90 days past due and still accruing totaled $6.2 million and $149,000 at December 31, 2008 and 2007, respectively.

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(dollars in thousands)	2008	2007
Land	$614	$614
Buildings and improvements	5,633	5,589
Furniture and equipment	5,110	5,748

Total premises and equipment	11,357	11,951
Accumulated depreciation	(5,172)	(5,436)

Premises and equipment, net	$6,185	$6,515

Depreciation expense was $939,000, $742,000 and $502,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7—GOODWILL AND CORE DEPOSIT INTANGIBLES

The following table summarizes changes in the Company’s goodwill and core deposit intangibles for the years ended December 31, 2008 and 2007. Core deposit intangibles were amortized on a straight-line basis, with the balance at December 31, 2007 fully amortized in 2008.

(dollars in thousands)	Goodwill	Core Deposit Intangibles
Balance, December 31, 2006	$1,798	$139
Amortization	—	(104)

Balance, December 31, 2007	1,798	35
Amortization	—	(35)

Balance, December 31, 2008	$1,798	$—

NOTE 8—CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater totaling $255.2 million and $160.9 million at December 31, 2008 and 2007, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $8.3 million, $7.7 million, and $5.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, the scheduled maturities for all time deposits are as follows:

(dollars in thousands)
Years ending December 31, 2009	$197,118
2010	79,999
2011	43,539
2012	17,163
2013	11,283

$349,102

NOTE 9—FEDERAL FUNDS PURCHASED

The balance in unsecured overnight federal funds purchased was zero at December 31, 2008 and $1,050,000 at December 31, 2007. The Bank had uncommitted federal funds line of credit agreements with other financial institutions totaling $25 million and $50 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the lines of credit had interest rates ranging from 1.00% to 1.47%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 10—JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

Junior subordinated debentures and other borrowings consist of the following at December 31:

(dollars in thousands)	2008	2007
Junior subordinated debentures	$12,372	$12,372
Notes payable to FHLB; payable in monthly installments including interest; through November 2009	37	108
Contract payable; payable in monthly installments including interest through October 2010	14	21

	$12,423	$12,501

In April 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust preferred securities and certain other preferred capital elements to 25% of core capital elements. As of December 31, 2008, trust preferred securities accounted for 21.6% of the Company’s core capital elements. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part after five years. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

The FHLB borrowing agreements require the Bank to deliver collateral to the FHLB in Seattle, Washington and limit outstanding borrowings to 20% of total assets. The FHLB has issued standby letters of credit totaling $5.5 million at December 31, 2008 to support the Bank’s public deposits and certain standby letters of credit issued by the Bank.

NOTE 11—INCOME TAXES

Components of the income tax provision (benefit) were as follows for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Current tax expense (benefit)	$37	$(8)	$259
Deferred tax expense (benefit)	(5,369)	(782)	1,443

Income tax provision (benefit)	$(5,332)	$(790)	$1,702

The composition of deferred tax assets and deferred tax liabilities was as follows at December 31:

(dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$4,814	$—
Liability for unfunded commitments	99	66
Intangibles	608	726
Net operating loss carryforwards	2,282	2,616
Unrealized loss on investment securities available for sale	499	3
Valuation allowance on OREO	666	—
Loss on impairment of securities	577	—
Tax credits	661	438
Other	354	347

	10,560	4,196

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(245)	(245)
Deferred loan fees	(194)	(97)
Allowance for loan losses	—	(54)
Accumulated depreciation	(257)	(178)
Cash flow hedging instruments	(2,604)	(1,283)
Other	(139)	(73)

	(3,439)	(1,930)

Net deferred tax assets	$7,121	$2,266

At December 31, 2008, the Company had $7.2 million of federal net operating loss carryforwards, expiring $229,000 in 2020, $3.1 million in 2025 and $3.9 million in 2027. Unused general business credit carryforwards of $455,000 are available to reduce future federal income tax, expiring at various times between 2024 and 2028. In addition, the Company has available alternative minimum tax credit carryforwards of approximately $205,000 that may be used indefinitely to reduce regular federal income taxes. Management believes, based upon the Company’s historical performance, that it is more likely than not that the deferred tax assets at December 31, 2008 and 2007 will be used to reduce future taxable income and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

A reconciliation between the statutory federal income tax provision and the effective tax provision is as follows:

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Federal income taxes at statutory rate	$(4,566)	$(240)	$2,197
State tax, net of federal income tax benefit	(142)	(13)	61
Effect of nontaxable loan and investment income	(563)	(493)	(465)
Tax credits	(112)	(112)	(102)
Other	51	68	11

	$(5,332)	$(790)	$1,702

The Company is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2005 through 2007 remain open to examination for federal income taxes, and years 2004 through 2007 remain open for State examination. As of December 31, 2008 and 2007, the Company had no uncertain tax positions or significant unrecognized tax benefits. In addition the Company had no accrued interest or penalties as of December 31, 2007 or December 31, 2008.

NOTE 12—DERIVATIVE INSTRUMENTS

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans. The Company has entered into interest rate contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. Derivative instruments currently utilized by the Company include an interest rate floor and interest rate swap. All derivatives are reported at their fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In the first quarter of 2006, the Company purchased a $50 million five-year prime-based interest rate floor with an effective date of March 29, 2006. In November 2006, the Company purchased two interest rate swaps with an aggregate notional value totaling $75 million. On the date the contracts were entered into, none of the contracts were designated as hedging instruments and, as such, gains or losses related to changes in the fair value of the instruments were recognized in earnings in the period of change.

Cash flow hedges

The Company began applying cash flow hedge accounting treatment, as prescribed by SFAS No. 133, as amended, as of December 12, 2006 to all of its interest rate contracts. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. When a hedged item is de-designated prior to maturity, previous adjustments to accumulated other comprehensive income or loss are recognized in earnings to match the earnings recognition pattern over the life of the hedged item if the expected cash flows are probable of occurring as originally specified at inception of the initial hedging relationship.

The Company sold one contract in June 2008. At the time of sale, the pre-tax gain was $482,000. Since the forecasted transaction at the inception of the hedging relationship remains probable, this amount will be amortized into earnings over approximately 32 months. The gain reclassified into pre-tax earnings for 2008 was $255,600.

At December 31, 2008, interest rate contracts with a fair value of $8.1 million were included in other assets and $4.2 million of deferred unrealized gains (net of taxes of $2.3 million) were included in accumulated other comprehensive income. At December 31, 2007, interest rate contracts with a fair value of $4.3 million were included in other assets and $2.4 million of deferred unrealized gains (net of taxes of $1.3 million) were included in accumulated other comprehensive income. Non-cash credits of $1.1 million and $121,200 were recorded in 2008 and 2006, respectively and a non-cash charge of $165,400 was recorded in 2007 for the change in fair value of the ineffective portion of the hedging derivatives. In the next twelve months, it is estimated that the hedged forecasted transactions will affect earnings such that a non-cash credit of $2.5 million will be reclassified into earnings from accumulated other comprehensive income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

At December 31, 2008, the Bank maintained sufficient capital to be categorized “well-capitalized” as defined by prompt corrective action regulations. To be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table below, and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators.

Actual capital amounts and ratios for the Company and the Bank are presented in the following table along with the regulatory levels:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total risk-based capital:
Consolidated	$54,637	11.47%	$38,118	≥8.00%	N/A	N/A
Bank	$52,819	11.10%	$38,076	>8.00%	$47,595	>10.00%
Tier 1 risk-based capital:
Consolidated	$48,582	10.20%	$19,059	≥4.00%	N/A	N/A
Bank	$46,770	9.83%	$19,038	>4.00%	$28,557	>6.00%
Tier 1 (leverage) capital:
Consolidated	$48,582	8.74%	$22,240	≥4.00%	N/A	N/A
Bank	$46,770	8.41%	$22,243	≥4.00%	$27,804	≥5.00%

December 31, 2007
Total risk-based capital:
Consolidated	$69,095	14.82%	$37,310	≥8.00%	N/A	N/A
Bank	$65,421	14.06%	$37,220	≥8.00%	$46,525	≥10.00%
Tier 1 risk-based capital:
Consolidated	$63,260	13.56%	$18,655	≥4.00%	N/A	N/A
Bank	$59,603	12.81%	$18,610	>4.00%	$27,915	>6.00%
Tier 1 (leverage) capital:
Consolidated	$63,260	12.51%	$20,233	≥4.00%	N/A	N/A
Bank	$59,603	11.78%	$20,236	>4.00%	$25,296	>5.00%

NOTE 14—SHARE-BASED COMPENSATION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has a stock option plan, a stock appreciation rights (SARs) plan and an employee stock purchase plan, which are described below. Compensation cost charged against income for the plans was $284,000, $215,000 and $114,000 in 2008, 2007 and 2006, respectively. Income tax benefits recognized in the income statement for share–based compensation were $100,000, $74,000 and $39,000 for 2008, 2007 and 2006, respectively. Share-based compensation cost in 2007 also included $49,800 of costs related to the accelerated vesting of stock options granted in prior years for a retiring director. At December 31, 2008, unrecognized estimated compensation cost related to non-vested SARs and stock options was not significant.

The average fair value of stock options and stock appreciation rights (SARs) is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in 2008 or 2006. The following table presents the assumptions used in the fair value calculations.

	Options 2007	SARs
		2008	2007
Risk free interest rate	4.5%	3.3%	4.5%
Expected dividend	—	—	—
Expected term, in years	5.1	5.1	5.1
Expected volatility	26.5%	26.9%	26.5%
Fair value of option/SAR granted	$5.49	$2.80	$5.24

Stock Option Plan

The Company has one active shareholder approved stock option plan (the 2003 Plan) that permits the grant of stock options and stock awards for up to 500,000 shares, of which none were available for issue at December 31, 2008. The 2003 Plan replaced the Company’s former 1997 Stock Option Plan (the 1997 Plan), under which the Company was authorized to issue up to 625,000 shares of common stock in the form of nonqualified stock options or restricted stock grants. Upon adoption of the 2003 Plan, there were 603,200 shares outstanding under the 1997 Plan and the remaining 21,800 shares authorized were retired. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors, and others whom management believes contribute to the long-term financial success of the Company. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Director’s Compensation Committee and expire ten years after the date of grant. It is the Company’s policy to issue new shares for stock options exercised or stock awards. Stock awards (35,699 shares) were granted in 2008 at a market price of $6.198 for total compensation cost of $221,300.

The following table summarizes stock option activity for the years ended December 31:

	2008		2007		2006
(dollars in thousands)	Common Shares	Weighted- Average Price	Common Shares	Weighted- Average Price	Common Shares	Weighted- Average Price
Balance, beginning of year	722,136	$10.92	871,536	$10.69	984,236	$10.42
Granted	—	—	7,000	16.81	—	—
Exercised	(3,070)	4.53	(155,350)	9.93	(110,300)	8.39
Forfeited/Expired	(47,000)	10.41	(1,050)	7.70	(2,400)	5.34

Balance, end of year	672,066	$10.98	722,136	$10.92	871,536	$10.69

Exercisable, end of year	667,866	$10.94	715,336	$10.87	804,796	$10.76

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was $31,000. The total intrinsic value of options exercised was $13,000, $727,000 and $646,000 in the years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008, 2007 and 2006, the amount of cash received from the exercise of stock options was $14,000, $1,543,000 and $926,000, respectively.

At December 31, 2008, exercise prices for outstanding options ranged from $4.44 to $16.81. As of December 31, 2008, outstanding stock options consisted of the following:

Exercise Price Range	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Options Exercisable	Weighted- Average Exercise Price
$4.00 – $6.00	32,500	$4.92	2.2	32,500	$4.92
$6.01 – $10.00	86,000	7.07	4.2	86,000	7.07
$10.01 – $11.00	236,700	10.79	5.3	236,700	10.79
$11.01 – $14.00	200,066	11.80	1.6	200,066	11.80
$14.01 – $15.00	109,800	14.40	7.0	109,800	14.40
$15.01 – $17.00	7,000	16.81	8.2	2,800	16.81

	672,066	$10.98	4.2	667,866	$10.94

Stock Appreciation Rights

In January 2007, the Company’s Board of Directors approved the 2007 Stock Appreciation Rights Plan (SAR Plan). The SAR Plan provides for the award of SARs to directors and officers of the Company. The Company awarded 147,900 and 125,800 SARs in 2008 and 2007, respectively. Each stock appreciation right represents the right to receive an amount in cash equal to the excess of the fair market value of a share of the Company’s common stock on the award date. The amount of the cash liability under the SAR Plan is estimated quarterly using the Black-Scholes option pricing model with updated assumptions. SARs vest 20% on the date of grant and 20% on each anniversary of the grant with accelerated vesting upon death, disability, a change in control and upon retirement after reaching age 62 while employed with at least five years of service. Unvested SARs are forfeited upon termination. SARs automatically convert into a deemed investment account at 10 years from the date of grant and can be converted into the deemed investment account at any time upon election of the recipient. SARs do not have dividend or voting rights or any other rights of the owner of an actual share of common stock. Recipient accounts are distributed in cash upon termination or, if elected by the recipient in advance, a specific distribution date not later than the later of termination or the January following the date the recipient reaches age 65.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1% to 10%, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85% of the lowest market price on either the first or last day of the six-month deferral period. Under the terms of the ESPP, the Company issued: 17,152 shares with purchase prices of 4.98 and $6.42 in 2008; 9,764 shares with purchase prices of $13.90 and $9.95 in 2007; 6,722 shares with purchase prices of $12.20 and $13.64 in 2006;. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of December 31, 2008, there were 129,323 shares remaining under the ESPP.

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

(dollars in thousands)
Years ending December 31, 2009	$910
2010	816
2011	522
2012	401
2013	379
Thereafter	825

$3,853

Rent expense under lease agreements was $884,000, $898,000 and $878,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at December 31, 2008, is as follows:

(dollars in thousands)	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$8,206	$46,877	$55,083
Credit card commitments	3,532	—	3,532
Standby letters of credit	174	1,831	2,005

	$11,912	$48,708	$60,620

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

The Bank has also committed as a partner in several venture capital and low income housing investment funds. The companies administering the funds seek small business and real estate investments that meet certain criteria under the Community Reinvestment Act. When eligible investments are identified, the partners in the funds are asked to contribute a portion of their commitment. The Bank had committed a total of $2.5 million in such funds at December 31, 2008 and 2007. The total amount funded as of December 31, 2008 and 2007, was $1,789,000 and $1,050,000, respectively.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a contributory retirement savings plan established under section 401(k) of the Internal Revenue Code covering substantially all full-time and part-time employees who have completed three months of service. The plan allows an employee to contribute a portion of his or her annual wages subject to a maximum dollar limit which is set by law. In addition, at the discretion of the Board of Directors, the Company may contribute funds into the plan on behalf of each employee participant. Currently, the Company matches the contribution of each participant up to 3% of their income, with a $3,000 maximum match. In 2008 and 2007, regardless of the employee’s participation in the plan, the Company contributed an additional 1.0% of the employee’s salary, up to a maximum of $3,000. In 2006, the Company contributed an additional 1.5%, up to a maximum of $3,000. For these contributions, the recipient was required to be employed by the Company on the last day of the plan year. The plan also requires completion of six months of service to become eligible for Company contributions. Any funds contributed by the Company vest 25 percent per year and are fully vested after four years of service. The Company contributed $217,000, $214,000 and $196,000 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has entered into supplemental retirement plans for two executive officers. These plans provide for retirement benefits that increase annually until the executives reach age 65 and will be paid out annually over the executives’ lives. As of December 31, 2008, the Company’s liability pursuant to these supplemental retirement plans was $393,700. Expense related to the plans of $99,100, $92,300 and $77,100 was recorded during 2008, 2007 and 2006, respectively.

NOTE 17—FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Fair Value Hierarchy

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

Financial Assets and Liabilities Measured at Fair Value

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

Financial instruments are broken down in the table that follows by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period. The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period.

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Included in Earnings	Valuation Allowance
Recurring basis:
Available for sale securities	$64,064	$505	$63,559	$—
Interest rate contracts	8,110	—	8,110	—
Nonrecurring basis:
Impaired loans	9,300	—	—	9,300	$(763)	$(98)

Total	$81,474	$505	$71,669	$9,300	$(763)	$(98)

Financial Disclosures about Fair Value of Financial Instruments Required by SFAS 107

SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company.

The estimated fair values of all of the Company’s financial instruments at December 31 were as follows:

	2008		2007
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$55,106	$55,106	$31,251	$31,251
Investment securities	64,064	64,064	51,578	51,578
Federal Home Loan Bank stock	1,247	1,247	1,247	1,247
Loans, net of allowance for loan losses and deferred loan fees	419,503	388,387	391,524	388,902
Interest rate contracts	8,110	8,110	4,326	4,326

Financial liabilities:
Non-interest-bearing demand deposits	$70,329	$70,329	$91,662	$91,662
Savings and interest-bearing demand deposits	29,674	29,674	35,792	35,792
Money market deposits	72,465	72,465	86,658	86,658
Certificates of deposit	349,102	356,409	227,067	228,183
Federal funds purchased	—	—	1,050	1,050
Junior subordinated debentures and other borrowings	12,423	6,424	12,501	12,507

The following methods and assumptions were used to estimate the fair value of each class of financial instrument not stated above, for which it is practicable to estimate that value:

Cash and cash equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank stock—The carrying amount approximates fair value.

Loan receivables—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate loans approximate fair value. The fair values of fixed rate loans are calculated by discounting contractual cash flows at rates which similar loans are currently being made. The 2008, fair value calculations of real estate construction and development loans and nonperforming loans have been further discounted by a liquidity factor related to the current market environment.

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

Junior subordinated debentures—The fair value is estimated using discounted cash flow analysis, based on the current rate for similar debentures.

Commitments to extend credit, credit card commitments and standby letters of credit—The fair values of off-balance sheet commitments to extend credit, credit card commitments and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

NOTE 18—CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s loans, lending commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas. The majority of such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2008. The Bank’s loan policies provide for a “house lending limit” periodically established by management with approval from the Board of Directors. An application for credit that exceeds the house lending limit must obtain approval for exception to the policy by the Board of Director’s loan committee. In addition, the Bank is limited by law as to the amount of credit it may extend to any single borrower or group of related borrowers.

NOTE 19—PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2008	2007
Assets
Cash and cash equivalents	$1,654	$3,059
Investment in bank subsidiary	58,518	63,883
Other assets	1,112	1,109

Total assets	$61,284	$68,051

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$12,372	$12,372
Other liabilities	131	139

Total liabilities	12,503	12,511
Shareholders’ Equity	48,781	55,540

Total liabilities and shareholders’ equity	$61,284	$68,051

Condensed Statements of Operations

	Years ended December 31,
(dollars in thousands)	2008	2007	2006
Income
Intercompany interest income	$29	$30	$65
Expense
Interest expense	604	875	815
Other expenses	603	495	353

	1,207	1,370	1,168

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(1,178)	(1,340)	(1,103)
Income tax benefit	(395)	(460)	(373)

Net loss before equity in undistributed earnings of subsidiary	(783)	(880)	(730)
Equity in undistributed earnings (loss) of subsidiary	(7,315)	966	5,489

Net income (loss)	$(8,098)	$86	$4,759

NOTE 19—PARENT COMPANY ONLY FINANCIAL DATA—(continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(8,098)	$86	$4,759
Adjustments to reconcile net income (loss) to net cash from operating activities:
Undistributed loss (earnings) of subsidiary	7,315	(966)	(5,489)
Share-based compensation	85	118	114
Excess tax benefit on stock options exercised	—	—	(144)
(Increase) decrease in other assets	188	(41)	605
Decrease in other liabilities	(9)	(43)	(94)

Net cash from operations	(519)	(846)	(249)

Cash flows from investing activities
Investment in bank subsidiary	(1,000)	—	—

Net cash used by investment activities	(1,000)	—	—

Cash flows from financing activities
Excess tax benefit on stock options exercised	—	—	144
Proceeds from exercise of stock options and stock purchase plan	114	1,657	1,013

Net cash from financing activities	114	1,657	1,157

Net increase (decrease) in cash and cash equivalents	(1,405)	811	908
Cash and cash equivalents, beginning of year	3,059	2,248	1,340

Cash and cash equivalents, end of year	$1,654	$3,059	$2,248

NOTE 20—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following sets forth unaudited quarterly financial data for the years 2008 and 2007:

(dollars in thousands, except per share)	March 31	June 30	September 30	December 31
2008
Interest income	$9,147	$8,932	$8,892	$8,692
Interest expense	3,745	3,197	3,308	3,518

Net interest income	5,402	5,735	5,584	5,174
Provision for credit losses	593	13,002	2,300	1,700
Noninterest income	962	447	(520)	794
Noninterest expense	4,610	6,924	4,727	3,152

Income before income taxes	1,161	(13,744)	(1,963)	1,116
Income tax provision (benefit)	259	(5,653)	(367)	429

Net income (loss)	$902	$(8,091)	$(1,596)	$687

Earnings (loss) per common share—basic	$0.18	$(1.60)	$(0.31)	$0.13

Earnings (loss) per common share—diluted	$0.18	$(1.60)	$(0.31)	$0.13

2007
Interest income	$8,768	$9,024	$9,364	$9,070
Interest expense	3,016	3,484	3,691	3,680

Net interest income	5,752	5,540	5,673	5,390
Provision for credit losses	275	—	725	6,800
Noninterest income	906	909	910	737
Noninterest expense	4,642	5,544	4,192	4,343

Income before income taxes	1,741	905	1,666	(5,016)
Income tax provision (benefit)	463	232	390	(1,875)

Net income (loss)	$1,278	$673	$1,276	$(3,141)

Earnings (loss) per common share—basic	$0.26	$0.14	$0.26	$(0.62)

Earnings (loss) per common share—diluted	$0.25	$0.13	$0.25	$(0.62)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Changes in Internal Controls

In the year ended December 31, 2008, the Company did not make any change in, nor take any corrective actions regarding its internal controls that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements. Reasonable assurance includes the understanding that there is a remote likelihood that material misstatements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and all persons who own more than ten percent of the outstanding shares of the Common Stock of the Company to file initial reports of beneficial ownership and all subsequent changes in beneficial ownership of the Common Stock and other equity securities of the Company with the SEC.

Based solely on review of copies of the forms provided to the Company and the representations by the executive officers and directors, the Company believes, to the best of its knowledge, that all Section 16(a) filing requirements were satisfied for the fiscal year ending December 31, 2008.

Board of Directors

The Company’s Bylaws provide that directors are elected to serve approximately one-year terms of office. The Bylaws establish the number of directors between five and ten, with the exact number to be fixed from time to time by resolution of the Board of Directors. The number of directors is currently set at six.

Ernie D. Ballou, age 60, has served on the Board of Directors since May 2003. He has served as EVP & Chief Credit Administrator of Cowlitz Bank since January 2003 and has served on the Cowlitz Bank Board of Directors since February 2003. He also serves as VP/Credit Administrator for the Company. Mr. Ballou has over thirty years of lending experience, including twenty-five years with First Interstate Bank (now Wells Fargo Bank), most recently serving as Senior Vice President and Senior Credit Administrator for the Northwest Region. Prior to joining Cowlitz, Mr. Ballou was self-employed, initiating credit training seminars and conducting independent credit reviews for banking institutions.

Richard J. Fitzpatrick, age 59, has served as President/CEO of Cowlitz Bancorporation and Cowlitz Bank since March 2003. He has served on the Boards of Directors of Cowlitz Bancorporation and Cowlitz Bank since March 2003, as well. Prior to joining Cowlitz, Mr. Fitzpatrick spent nine years with Banknorth Group Inc., most recently as Regional President, responsible for operations in Vermont and New York. Other positions he held include Chief Banking Officer responsible for Banknorth Group Inc.’s seven banks, and President and Chief Executive Officer of Howard Bank, a subsidiary of Banknorth Group, Inc.

Brian E. Magnuson, age 52, joined the Board of Directors in December 2005. Mr. Magnuson currently serves on the Audit, Compensation and Corporate Governance Committees. He is President of Cascade Networks, specializing in high-speed wireless and fiber optic Internet, a position he has held since 2003. Mr. Magnuson co-founded Cascade Networks in 2001. Mr. Magnuson is an active member and resident of the Longview, Washington community.

John M. Petersen, age 58, was appointed to the Board of Directors of Cowlitz Bancorporation and Cowlitz Bank in September 2004. Mr. Petersen serves on the Audit and Compensation Committees and chairs the Corporate Governance Committee. He also serves as Chairman of the Cowlitz Bank Trust and serves on the Cowlitz Bank Asset/Liability Committees. Mr. Petersen currently holds the position of Senior Director of CBRE/Melody and Company Capital Markets, a commercial real estate investment-banking firm, where he has worked since 2001. He has also held several senior positions at Bank of America and Security Pacific Bank. Mr. Petersen is an active community leader in the Portland area, currently serving as the First Vice President of the Portland State University Foundation Board, serving on their executive committee and the real estate committee, as well as other board committees.

Phillip S. Rowley, age 62, was appointed to the Cowlitz Bancorporation and Cowlitz Bank Board of Directors in August 2003. Mr. Rowley has served as Chairman of the Cowlitz Bancorporation Board since March 2004. He serves as Chairman of the Audit Committee. Mr. Rowley also serves on the Compensation Committee and on the Cowlitz Bank Trust and Asset/Liability Committees. Mr. Rowley is currently the President and CEO of Treasury Management Services, Inc., providing consulting in asset/liability management, investment portfolio management, and corporate funding strategies, as well as board and executive management training in these associated areas of banking. He founded Treasury Management Services in 1998. He also serves on the faculties of several premier banking schools. Mr. Rowley has held several positions for various banks during his 38-year banking career.

Linda M. Tubbs, age 61, was appointed to the Cowlitz Bancorporation and Cowlitz Bank Board of Directors in September 2004. Ms. Tubbs serves as Chairwoman of the Compensation Committee and of the Cowlitz Bank Board of Directors. She also serves on the Audit and Corporate Governance Committees and the Cowlitz Bank Asset/Liability Committees. Ms. Tubbs is active in the Vancouver, Washington community. She retired from Wells Fargo in 1998, where she was an Executive Vice President, managing commercial banking in Oregon, Washington, Idaho, and Utah. Ms. Tubbs serves on various local non-profit boards and is a former chairwoman of Oregon Public Broadcasting.

Executive Officers

The age, position, and experience of the Company’s executive officers, other than Richard J. Fitzpatrick and Ernie D. Ballou, about whom information is provided above, are as follows:

Gerald L. Brickey, 56, joined the Company in December 2005. Prior to joining the company he held the position of Controller from 1998 to 2005 for Pope & Talbot, Inc., a New York Stock Exchange listed forest products company headquartered in Portland, Oregon. Mr. Brickey has over twenty years of financial services industry experience. He currently holds the positions of Vice President/Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of Cowlitz Bank.

Lynda Larrabee, 46, joined the Company in 1997. Ms. Larrabee has over fifteen years of banking experience. She currently holds the positions of Vice President of Administration and Corporate Secretary of the Company and Senior Vice President/Administration of Cowlitz Bank.

Corporate Governance

The Board of Directors conducts its business through regular meetings and through its Audit Committee, Compensation Committee and Corporate Governance Committee. During 2008, the Board held eleven regular meetings and two special meetings. Each director serving in 2008 attended at least 75% of the regular and special meetings, and of the meetings of committees on which he or she served.

The Audit Committee operates pursuant to a written charter, which is available on our website, www.cowlitzbancorporation.com. The primary responsibilities of the Audit Committee are to recommend the selection of the Company’s independent auditors, review with the independent auditors the Company’s financial statements to determine if the Company is applying the appropriate accounting policies, and consult with the independent auditors on the Company’s internal accounting controls. Each member of the Audit Committee is an independent director as defined under Rule 4200(a)(15) of the NASDAQ listing standards. The Board believes that each of the current members of the committee has employment experience that provides them with appropriate financial sophistication to serve on the committee. In addition, the Board has reviewed the qualifications of the members of the committee and has determined that Phillip Rowley possesses the requisite financial knowledge and experience to qualify as an “audit committee financial expert.” The Audit Committee met five times in 2008. The Audit Committee members include: Phillip Rowley, Chairman; Brian Magnuson; John Petersen; and Linda Tubbs.

The Compensation Committee operates pursuant to a written charter, which is available on our website. The Compensation Committee reviews and approves compensation for Company executives, including salaries and bonus plans, equity incentive grants and other benefits. The Compensation Committee also oversees the Company’s Stock Incentive Plan, Employee Stock Purchase Plan and Stock Appreciation Plan. The Compensation Committee met five times in 2008. The Compensation Committee members include: Linda Tubbs, Chairwoman; Brian Magnuson; John Petersen; and Phillip Rowley.

The Corporate Governance Committee operates pursuant to a written charter, which is available on our website. The Corporate Governance Committee assists the Board of Directors in identifying qualified individuals to become board members, determining the composition of the Board and its committees, developing and implementing effective corporate governance policies and procedures, developing and enforcing the Code of Conduct and Ethics Policy, monitoring a process to assess the effectiveness of the Board, its members, and its committees, and ensuring the Company is in compliance with NASDAQ listing standards. The Corporate Governance Committee met twice in 2008. The Corporate Governance Committee members include: John Petersen, Chairman; Brian Magnuson; Phillip Rowley; and Linda Tubbs.

Nomination Procedures

There have been no changes to the nomination procedures since the date of the proxy statement for the 2008 annual meeting of shareholders. The Corporate Governance Committee, which has a charter and consists entirely of independent directors, performs the functions of a nominating committee. The Corporate Governance Committee Charter includes the following factors that the committee will consider in potential board candidates: professional experience, other directorships, personal skills and expertise in technology, finance, marketing, financial reporting and areas unique to the Company. The committee also gives consideration to geographic location, time and educational commitment, integrity, and reputation of director candidates.

A shareholder may recommend a candidate for consideration. Such recommendation will be reviewed and evaluated by the Corporate Governance Committee. The committee will use the same procedures and criteria for evaluating potential nominees recommended by shareholders as it does for potential nominees selected by the Company. Shareholder recommendations for Board candidates should be submitted to the Company’s Corporate Secretary, Lynda Larrabee, at Cowlitz Bancorporation, PO Box 1518 / 927 Commerce Avenue, Longview, Washington 98632. In 2008, the Company did not hire any third party to recommend potential Board candidates. When there is a vacancy on the Board, or when the Corporate Governance Committee recommends expanding the Board, the committee generally consults with business associates, community leaders, legal counsel and other professionals to identify potential candidates.

In addition, the Company’s Bylaws permit shareholders who are entitled to vote at the annual meeting to nominate individuals to stand for election provided notice of such nomination is received by the Company’s Secretary at our principal executive offices in Longview at least 90 days before the first anniversary of the date on which the Company first mailed proxy materials for the prior year’s annual meeting of shareholders. The nomination notice must state the name, age and business and residence addresses of the nominee and the nominating shareholder; the number of shares held of record by the nominee and the nominating shareholder and any other shares that are directly or indirectly beneficially owned; principal occupation of the nominee; and all other information regarding the nominee that would be required to be disclosed in solicitations of proxies for the election of directors or is otherwise required in each case pursuant to Schedule 14A under the Securities Exchange Act of 1934. The notice must also be accompanied by a signed consent from each proposed nominee that such nominee consents to being named in and having information regarding such nominee included in any proxy materials or other communications to shareholders if the Company chooses to do so and agrees to serve as a director if elected.

Code of Ethics and Business Conduct Policy

The Company has adopted a Code of Ethics and Business Conduct Policy. The Policy requires all employees and directors to avoid conflicts of interest, comply with all laws and regulations, conduct business in an ethical manner, adhere to appropriate confidentiality standards, and act in the Company’s best interest. A copy of the Policy is available on our website, www.cowlitzbancorporation.com.

Item 11.	Executive Compensation

Executive Compensation Tables

The following table sets forth the annual compensation earned during 2008 and 2007 by the Company’s “Named Executive Officers”.

Name and Principal Position	Year	Salary	Stock Awards	Option (and SAR) Awards (1)	Nonequity Incentive Plan Compensation	All Other Compensation (2)	Total Compensation
Richard J. Fitzpatrick	2008	$285,934	$113,467	$8,183	$—	$16,291	$423,875
President & CEO	2007	$272,318	$—	$33,707	$77,805	$10,839	$394,669

Ernie Ballou	2008	$201,297	$68,079	$8,506	$—	$12,169	$290,051
Vice President	2007	$191,711	$—	$20,201	$41,081	$6,830	$259,823

Gerald L. Brickey	2008	$176,400	$31,771	$3,097	$—	$5,250	$216,518
Vice President & CFO	2007	$168,000	$—	$11,569	$45,360	$4,200	$229,129

(1)	Dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R; the assumptions used to calculate FAS 123R value for the stock appreciation rights and option awards are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K.
(2)	Includes automobile expense and Company contribution to 401(k) Plan.

Narrative Disclosure to Summary Compensation Table.

Employment Agreements. Richard J. Fitzpatrick entered into an employment agreement with the Company effective on February 10, 2003, which has a five-year term, with the agreement that on the third anniversary and each anniversary thereafter the term shall be extended for an additional one year period unless either party delivers written notice of its intent not to extend the term. No such notice was delivered by February 10, 2008, thus the contract is currently extended to February 11, 2011. The term, however, will end no later than the anniversary following Mr. Fitzpatrick’s sixty-fifth birthday. Under the employment agreement, Mr. Fitzpatrick’s base salary is subject to annual review and appropriate upward adjustments. Under the agreement, Mr. Fitzpatrick is entitled to receive a bonus of at least 30% of salary and additional stock options, provided specific performance goals are met. The agreement contains a covenant not to compete during the employment period and for a period following termination equal to the number of months for which Mr. Fitzpatrick is entitled to severance payment of employment or twelve months, whichever is greater.

Ernie Ballou entered into an employment agreement with the Company on January 13, 2003. Mr. Ballou’s initial base salary was $160,000 per year, subject to annual review and appropriate upward adjustments. Mr. Ballou’s agreement initially entitled him to receive 25% of his base salary as annual bonus and additional stock options, provided specific performance goals are met. The agreement contains a covenant not to compete during the employment period and for a six-month period following termination.

In December 2008, the Company amended each of the employment agreements with the Named Executive Officers primarily to bring the agreements into compliance with the provisions of Internal Revenue Code Section 409A and related Treasury regulations. Each of the named executive officer employment agreements provide for benefits upon termination following a change in control, for “good reason” by the officer and by the Company without cause. See “Potential Payments upon Termination or Change in Control” below.

Gerald L. Brickey entered into an employment agreement with the Company on December 28, 2005. Mr. Brickey’s initial base salary was $160,000 per year. Mr. Brickey is entitled to receive 25% of his base salary as incentive compensation if he achieves certain management objectives established on an annual basis. The agreement contains a covenant regarding non-solicitation and non-raiding of employees.

Stock Awards, Stock Options and Stock Appreciation Rights. In 2008, the named executive officers received fully vested stock awards under the 2003 Stock Incentive Plan in the following amounts:: Mr. Fitzpatrick – 18,307 shares; Mr. Ballou—10,984 shares; Mr. Brickey—5,126 shares. In 2007, none of the Company’s executive officers received stock option or stock awards. In 2007, the named executive officers received cash-settled stock appreciation right awards pursuant to the 2007 Stock Appreciation Right Plan in the following amounts: Richard Fitzpatrick—50,000; Ernie Ballou—30,000; and Gerald Brickey—14,000. Each stock appreciation right represents the right to receive an amount equal to the excess of the fair market value of a share of the Company’s common stock on a valuation date over the fair market value of a share of the Company’s common stock on the award date. On a valuation date, the excess amount is credited to a bookkeeping account and credited with interest on a monthly basis at the 5-year LIBOR swap rate plus one percent with the rate adjusted quarterly. Stock appreciation rights vest 20% on the date of grant and 20% on each anniversary of the grant with accelerated vesting upon death, disability, a change in control and upon retirement after reaching age 62 while employed with at least five years of service. Unvested rights are forfeited upon termination. Stock appreciation rights automatically convert at 10 years from the date of grant and can be converted into the deemed investment account at any time upon election of the recipient. Stock appreciation rights do not have dividend or voting rights or any other rights of the owner of an actual share of common stock. Recipient accounts are distributed upon termination or, if elected by the recipient in advance, a specific distribution date not later than the later of termination or the January following the date the recipient reaches age 65.

Nonequity Incentive Compensation. For 2008, the named executive officers did not receive any nonequity incentive compensation. The criteria included under each executive’s nonequity incentive compensation plan included: net income and earnings per share, return on assets, loan quality (measured by delinquency rates), loan production, and satisfactory regulatory compliance. In addition, the Compensation Committee considers subjective goals such as improvements in product offerings, overall process improvements including a data processing conversion, employee relations and morale, community involvement and Board relations.

Outstanding Equity Awards at Fiscal Year-End. The following table indicates outstanding stock options and stock appreciation rights.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Option Unexercisable (1)	Option Exercise Price	Option Expiration Date
Richard J. Fitzpatrick
Stock Option	50,000	—	$6.87	02/10/13
Stock Option	50,000	—	$10.73	12/31/13
Stock Option	25,000	—	$10.91	01/03/15
Stock Option	35,000	—	$14.40	12/30/15
Stock Appreciation Right	14,000	21,000	$16.65	01/24/17
Stock Appreciation Right	10,000	40,000	$9.15	01/30/18

Ernie Ballou
Stock Option	30,000	—	$6.86	01/13/13
Stock Option	30,000	—	$10.73	12/31/13
Stock Option	15,000	—	$10.91	01/03/15
Stock Option	21,000	—	$14.40	12/30/15
Stock Appreciation Right	8,400	12,600	$16.65	01/24/17
Stock Appreciation Right	6,000	24,000	$9.15	01/30/18

Gerald L. Brickey
Stock Option	20,000	—	$14.00	12/30/15
Stock Appreciation Right	5,600	8,400	$16.65	01/24/17
Stock Appreciation Right	2,800	11,200	$9.15	01/30/18

(1)	Stock appreciation rights vest 20% per year beginning on the date of grant.

Additional Narrative Disclosure.

Pension Benefits. Mr. Fitzpatrick’s SERP provides for a retirement benefit to be paid commencing the later of the first day of the month following his sixty-fifth birthday or the first day of the month which follows the month containing the six-month anniversary of the termination date of his employment and continuing until the later of his death or his spouse’s death. The aggregate retirement benefit is determined actuarially so that the aggregate amount paid until termination of the benefit will equal the average of his three highest years of base salary and bonus multiplied by (a) 1.5%, (b) the number of whole plus fractional years since February 10, 2003, and (c) the number of whole plus fractional years of his predicted life expectancy after age 65. If Mr. Fitzpatrick dies while employed by Cowlitz, his spouse will receive payments starting on the date Mr. Fitzpatrick would have reached age 65 until his spouse’s death, based on annuitizing the amount accrued for the SERP benefit as of the date of his death for her life expectancy.

Mr. Ballou’s SERP provides for a retirement benefit to be paid commencing the later of the first day of the month following his sixty-fifth birthday or the first day of the month which follows the month containing the six-month anniversary of the termination date of his employment and continuing until the later of his death or his spouse’s death. The annual amount of the benefit is determined actuarially to be an amount that if paid from the commencement date until the later of his or his spouse’s death would in total equal a base amount. The base amount is calculated based on an average of his highest three years of base and bonus compensation, multiplied by the product of (a) 1.5%, (b) the number of whole plus fractional years of his employment with Cowlitz since January 1, 2007, and (c) the number of whole plus fractional years of his predicted life expectancy after age 65. If Mr. Ballou’s employment terminates early, the amount of the benefit is subject to reduction pursuant to a vesting schedule. In 2007, he was 20% vested and the benefit vests 20% on January 1st of each of the next four years, so that as of January 1, 2010 he will be 100% vested in the benefit. If Mr. Ballou’s employment terminates due to permanent disability, he will be 100% vested in the benefit. If Mr. Ballou dies while employed by Cowlitz, his spouse will receive payments starting on the date Mr. Ballou would have reached age 65 until his spouse’s death, based on annuitizing the amount accrued as of the date of his death for her life expectancy.

The change in the actuarial present value of pension benefits for 2008, which represents the expense to the Company, was $69,052 for Mr. Fitzpatrick and $29,943 for Mr. Ballou compared with $57,893 and $34,410, respectively, for 2007.

Potential Payments upon Termination or Change in Control. The discussion below reflects the amount of compensation that would be paid to the Company’s named executive officers upon termination of each of officer’s employment under various circumstances. The amounts shown assume a termination date of December 31, 2008 and, in the change in control discussion, a change in control during 2008. The exact values will differ upon the actual date of termination due to changes in salary and bonus and the cost of welfare benefits. Each employment agreement and the SERPs provide for payments upon termination of employment, including termination associated with a change in control of the Company, as described in this section.

Under his SERP Mr. Fitzpatrick would have been entitled to receive $33,885 per year had his employment terminated for any reason on December 31, 2008. As of December 31, 2008, Mr. Ballou was 60% vested in his SERP and would have been entitled to receive $6,289 per year had his employment terminated for any reason on that date.

If the Company terminates a named executive officer for cause the Company will not be obligated to pay the officer any additional compensation or benefits under the employment agreements. The definition of “cause” is provided in each officer’s employment agreement. If a named executive officer voluntarily terminates employment with the Company without having “good reason” to do so, the executive is not entitled to any additional salary, cash bonus, severance pay or continuation of benefits under the employment agreements. The circumstances that give rise to “good reason” for an executive to terminate employment are defined in each executive’s employment agreement.

Upon involuntarily termination by the Company of a named executive officer without cause or termination by the officer for good reason, each officer is entitled to a payment under his or her employment agreement. The table below presents the amounts each named executive officer would have been entitled to receive upon such termination:

Named Executive Officer	Amount
Richard J. Fitzpatrick	$1,076,731
Ernie Ballou	223,130
Gerald Brickey	176,400

Mr. Fitzpatrick’s employment agreement provides that he is entitled to receive continuation of his base salary for the balance of the term of his employment agreement if he is terminated without cause or leaves the Company for good reason. As of December 31, 2008, the term of his employment agreement was scheduled to expire on February 11, 2010. Under Mr. Ballou’s employment agreement, his severance benefit following a termination without cause or for good reason is paid in installments over 12 months and is equal to 12 months base salary plus continued insurance and auto benefits for up to 12 months. Under Mr. Brickey’s employment agreement dated December 28, 2005, he was entitled to receive six months base salary paid over six months upon termination without cause or for good reason. Effective March 26, 2008, we entered into a First Amendment to Mr. Brickey’s employment agreement, which increases the amount Mr. Brickey is entitled to receive if he is terminated by Cowlitz other than for cause to twelve months salary.

In the event of termination as a result of death or disability, Mr. Ballou would have been entitled to receive $41,081, equal to the bonus paid to Mr. Ballou the prior year pro-rated, if at all, based on the number of months of service in the year of termination. Mr. Fitzpatrick and Mr. Brickey would not have been entitled to any payments under their respective employment agreements had they died or become disabled on December 31, 2008.

The employment agreements for the named executive officers provide for payment of the following severance amounts upon termination within two years following a change in control by the Company without cause or by the officer for good reason. If a change in control had been announced or occurred prior to December 31, 2008 and termination occurred as of December 31, 2008 the named executive officers would have received the following:

Named Executive Officer	Amount
Richard J. Fitzpatrick	$1,612,895
Ernie Ballou	537,025
Gerald Brickey	459,224

Mr. Fitzpatrick’s benefit is paid in a lump sum and is equal to three times the sum of his highest annual base salary, highest performance bonus, value of contributions the Company would have made to or for his account in a retirement plan and the value of annual welfare benefit plan contributions. Mr. Ballou’s benefit is paid in a lump sum and is equal to 24 months base salary, two times the amount of the highest bonus paid in the two years preceding termination, continued insurance coverage for up to 24 months, and continued use of the Company provided automobile and reimbursement of auto insurance for up to 24 months. As of December 31, 2008, Mr. Brickey’s benefit is paid in a lump sum and equal to 18 months base salary plus highest bonus paid in the two years preceding termination paid over 18 months and the value of 18 months of continuing insurance benefits. Effective March 26, 2008, we entered into a First Amendment to Mr. Brickey’s employment agreement, which increased the amount Mr. Brickey is entitled to receive if he is terminated in connection with a change in control to twenty four months salary, two times the highest bonus paid to him in the two years prior to the change in control and continuing insurance benefits for up to twenty-four months.

The agreements provide for reduction of payments that are considered an “excess parachute payment” under Internal Revenue Code Section 280G, to an amount that will not be considered an “excess parachute payment.”

Director Compensation. The following table provides information on directors’ compensation in 2008.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total Compensation (1)
Brian E. Magnuson	$23,200	$(758)	$22,442
John M. Petersen	19,800	(3,470)	16,330
Phill S. Rowley	31,700	997	32,697
Linda M. Tubbs	29,600	146	29,746

(1)	The assumptions used to calculate FAS 123R value of the option awards are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K. There were no options granted to directors in 2008. The amount of the liability for cash-settled stock appreciation rights is estimated quarterly using the Black-Scholes model with updated assumptions. At December 31, 2008, the aggregate number of option awards outstanding for the directors was as follows: Mr. Magnuson 10,000; Mr. Petersen 10,000; Mr. Rowley 25,000 and Ms. Tubbs 10,000. The aggregate number of SAR awards at December 31, 2008 was: Mr. Magnuson 7,000, Mr. Petersen 10,500, Mr. Rowley 14,000 and Ms. Tubbs 14,000.

In 2008, the non-employee Directors received the following for meetings attended:

	Personal Attendance	Call-in Attendance
Cowlitz Bank & Bancorp Board of Directors
Chairman	$1,250.00	$500.00
Directors	750.00	250.00
Special Board of Directors	600.00	300.00
Audit Committee
Chairman	$400.00	$200.00
Members	200.00	100.00
Compensation Committee
Chairman	$500.00	$300.00
Members	300.00	200.00
Corporate Governance Committee
Chairman	$300.00	$200.00
Members	200.00	100.00
Bank Audit Committee
Chairman	$500.00	$300.00
Members	300.00	200.00

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company with respect to each person known to the Company to own more than 5% of the outstanding Common Stock, directors and executive officers of the Company and by all directors and executive officers as a group (8 persons) as of March 15, 2008. Each beneficial owner has the sole power to vote and to dispose of all shares of Common Stock owned by such beneficial owner. The only class of capital stock outstanding is the Company’s Common Stock. The address of each officer and director is care of Cowlitz Bancorporation, PO Box 1518 / 927 Commerce Avenue, Longview, Washington 98632.

Name & Position of Beneficial Owner	Total Shares (1)	Exercisable Options	Percentage
Directors and Executive Officers
Ernie D. Ballou—VP & Director	97,864	96,000	*
Richard J. Fitzpatrick—President, CEO & Director	162,334	160,000	*
Brian E. Magnuson—Director	11,900	10,000	*
John M. Petersen—Director	14,415	10,000	*
Phillip S. Rowley—Chairman	35,500	25,000	*
Linda M. Tubbs—Director	15,000	10,000	*
Gerald L. Brickey—VP & Chief Financial Officer	35,258	20,000	*
Lynda Larrabee—VP, Administrative Officer & Secretary	29,759	25,500	*

All directors and executive officers as a group	402,030	356,500	7.85%

5% Shareholders
Benjamin Namatinia (2)	724,763	—	14.15%
601 Columbia Street, Apt 201, Vancouver, WA 98660

Crescent Capital VI, LLC (3)	1,508,360	—	29.45%
11624 SE 5th St., Suite 200, Bellevue, WA 98005

*	Less than 1%
(1)	Includes exercisable options.
(2)	As reported on a Form 4/A filed with the SEC on June 21, 2005
(3)	As reported on a Form 4 filed with the SEC on February 26, 2009.

The following table provides information as of December 31, 2008 regarding equity compensation plans approved by the shareholders and equity compensation plans that were not approved by the shareholders.

	( a)	( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	387,000	$10.89	1
Equity compensation plans not approved by shareholders (1)	285,066	$11.11	—

Total	672,066	$10.98	1

(1)	198,066 shares with a weighted average exercise price of $11.78 were issued as part of the acquisition of Northern Bank of Commerce (“NBC”) in 2000 to NBC’s directors and its President/CEO. The balance has been issued as hiring incentives to senior management level employees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

From time to time, the Company has outstanding banking relationships with executive officers, directors, their spouses, associates, and related organizations. All such loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rate and collateral required, as comparable transactions with unaffiliated parties. Such loans do not involve more than the normal risk of collectability or present other unfavorable features. Total amount of loans outstanding at December 31, 2008 was $102,292 which was 0.2 percent of shareholders’ equity.

The Company does not have a formal process to approve other transactions with related persons. Under NASDAQ Rule 4350(h), the Audit Committee must approve all transactions with related persons. Under the Company’s Code of Conduct and Ethics Policy, all transactions must be reported to the Board of Directors. Transactions with related persons are reviewed and approved in accordance with NASDAQ Rule 4350(h).

Item 14.	Principal Accountant Fees and Services

Moss Adams LLP serves as the Company’s independent public accountant. Representatives of Moss Adams LLP are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so. It is expected that such representatives will be available to respond to appropriate questions.

Audit Fees. The aggregate fees billed by Moss Adams LLP for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2008 and the review of the consolidated financial statements included in the Company’s filings on Form 10-Q for fiscal 2008 were $142,840 and for fiscal 2007 were $149,574.

Audit-Related Fees. In 2008 audit-related fees were $25,063. In 2007, the audit-related fees were $30,386. Audit-related fees in 2008 and 2007 include services associated with audits of employee benefit plans and financial planning and accounting consultation.

Financial Information Systems Design and Implementation Fees. There were no fees billed by Moss Adams LLP to the Corporation for financial information systems design and implementation fees for the fiscal years ended December 31, 2008 or 2007.

Tax Fees. Tax fees for the year 2008 were $16,870 and $17,314 for the year 2007, relating to filing of federal and local tax returns.

All Other Fees. Fees billed to the Company for other services rendered by Moss Adams LLP for the fiscal year ended December 31, 2008 and 2007, respectively were $0 and $631.

Pre-Approval Policies. The Audit Committee selects and oversees our independent auditors. Audit Committee policy prohibits Moss Adams from providing certain non-audit services to us and requires all audit and permissible non-audit services provided by Moss Adams to be pre-approved by the Audit Committee. In determining whether to pre-approve the provision by Moss Adams of a permissible non-audit service, the Audit Committee considers whether the provision of the service could impair the independence of Moss Adams with respect to us. The Audit Committee considers the facts and circumstances of the proposed engagement, including whether Moss Adams can provide the service more effectively and economically than other firms because of its familiarity with our businesses and operations. The Audit Committee also considers the proposed engagement in light of any other non-audit services provided to us by Moss Adams and the fees paid to Moss Adams for those services. The Audit Committee requires competitive bidding for non-audit services unless it is not warranted because of the facts and circumstances of the proposed engagement. Moss Adams LLP may not perform any prohibited services as defined by the Sarbanes-Oxley Act of 2002.

Independence. The Audit Committee has determined that the provision of services rendered above is compatible with maintaining Moss Adams LLP’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents have been filed as part of this report:

Financial Statements included in Item 8 of this Form 10-K:

•	Consolidated Statements of Condition

•	Consolidated Statements of Operation

•	Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income

•	Consolidated Statements of Cash Flow

•	Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2009.

COWLITZ BANCORPORATION (Registrant)

/s/ RICHARD J. FITZPATRICK
Richard J. Fitzpatrick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31st day of March 2009.

/s/ PHILL S. ROWLEY
Phill S. Rowley, Chairman

/s/ BRIAN MAGNUSON
Brian Magnuson, Director

/s/ ERNIE BALLOU
Ernie Ballou, Director

/s/ LINDA TUBBS
Linda Tubbs, Director

/s/ JOHN PETERSEN
John Petersen, Director

Principal Executive Officer:

/s/ RICHARD J. FITZPATRICK
Richard J. Fitzpatrick President and Chief Executive Officer, Director

Principal Accounting and Principal Financial Officer:

/s/ GERALD L. BRICKEY
Gerald L. Brickey Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 9, 2005)

3.2	Amended and Restated Bylaws

10.1	* Employment Agreement with Rich Fitzpatrick (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed May 15, 2003)

10.1.1	* Amendment to Employment Agreement with Rich Fitzpatrick dated effective as of December 17, 2008

10.2	* Cowlitz Bancorporation 2003 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)

10.3	* Employment Agreement with Ernie Ballou (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed May 15, 2003) and Amendment to Employment Agreement of Ernie Ballou (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2005)

10.3.1	* Second Amendment to Employment Agreement of Ernie Ballou dated effective as of December 17, 2008

10.4	* Cowlitz Bancorporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s proxy statement for the 2003 annual meeting of shareholders filed April 15, 2003)

10.5	Placement Agreement dated April 28, 2005, between the Company and its financing subsidiary Cowlitz Statutory Trust I, on the one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents, relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, Registration No. 333-126423)

10.6	Guarantee Agreement dated April 29, 2005 between the Company and Wilmington Trust Company relating to the issuance of trust preferred securities (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, Registration No. 333-126423)

10.7	* Employment Agreement for Gerald L. Brickey dated effective as of December 28, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 24, 2006) and First Amendment to Employment Agreement with Gerald L. Brickey dated effective as of March 26, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 15, 2008.)

10.7.1	* Second Amendment to Employment Agreement of Gerald L. Brickey dated effective as of December 17, 2008.

10.8	* Supplemental Executive Retirement Plan for Rich Fitzpatrick (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2005)

10.9	* Supplemental Executive Retirement Plan for Ernie Ballou (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.10	* 2007 Stock Appreciation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 30, 2007)

10.11	* Form of award agreement under 2007 Stock Appreciation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed January 30, 2007)

10.12	* Form of stock award agreement under 2003 Stock Incentive Plan

10.13	* Employment Agreement for Lynda Larrabee dated effective as of December 1, 2008.

21	List of all Subsidiaries of the Registrant:

Cowlitz Bank, a Washington state-charted banking corporation, which does business as Cowlitz Bank, Bay Bank and Bay Mortgage

Cowlitz Statutory Trust I, a Delaware statutory trust

23	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer