Form 10-Q
period 2009-03-31
COWLITZ BANCORPORATION
filed 2009-05-15
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value on April 30, 2009: 5,122,608 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

Forward-Looking Statements

Management’s discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as “expect”, “believe”, “intend”, “anticipate”, “estimate” or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: those set forth in our most recent Form 10-K and other filings with the SEC, changes in general economic conditions, competition for financial services in the market area of the Company, the impact of the current national and regional economy (including real estate values) on loan demand and borrower’s financial capacity in the Company’s market, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this document include, without limitation, statements regarding the adequacy of our allowance for loan losses, effect of hedged forecasted transactions and sources and adequacy of liquidity. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$74,262	$55,106
Investment securities	62,179	64,064
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	418,199	433,215
Allowance for loan losses	(8,427)	(13,712)

Total loans, net	409,772	419,503
Cash surrender value of bank-owned life insurance	15,092	14,942
Premises and equipment	5,980	6,185
Other real estate owned	5,226	4,838
Goodwill and other intangibles	1,798	1,798
Accrued interest receivable and other assets	17,249	19,743

Total assets	$592,805	$587,426

Liabilities
Deposits:
Non-interest-bearing demand	$53,373	$70,329
Savings and interest-bearing demand	29,770	29,674
Money market	65,153	72,465
Certificates of deposit	381,041	349,102

Total deposits	529,337	521,570
Junior subordinated debentures and other borrowings	12,408	12,423
Accrued interest payable and other liabilities	3,964	4,652

Total liabilities	545,709	538,645

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, no par value; 25,000,000 shares authorized with 5,122,608 and 5,110,358 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	29,327	29,270
Additional paid-in capital	2,548	2,539
Retained earnings	11,753	13,655
Accumulated other comprehensive income	3,468	3,317

Total shareholders’ equity	47,096	48,781

Total liabilities and shareholders’ equity	$592,805	$587,426

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
(dollars in thousands, except per share amounts)	2009	2008
Interest income
Interest and fees on loans	$6,960	$8,416
Interest on taxable investment securities	545	364
Interest on non-taxable investment securities	231	262
Other interest and dividend income	29	105

Total interest income	7,765	9,147

Interest expense
Savings and interest-bearing demand deposits	44	53
Money market	165	546
Certificates of deposit	3,257	2,940
Federal funds purchased and other borrowings	1	13
Junior subordinated debentures	109	193

Total interest expense	3,576	3,745

Net interest income before provision for credit losses	4,189	5,402
Provision for credit losses	3,505	593

Net interest income after provision for credit losses	684	4,809

Noninterest income
Service charges on deposit accounts	230	164
International trade fees	63	200
Fiduciary income	226	173
Increase in cash surrender value of bank-owned life insurance	150	152
Wire fees	29	81
Mortgage brokerage fees	60	62
Securities losses	(11)	—
Other income	116	130

Total noninterest income	863	962

Noninterest expense
Salaries and employee benefits	2,185	2,507
Net occupancy and equipment	640	617
Professional services	570	263
Data processing and communications	311	215
Interest rate contracts adjustments	114	228
Federal deposit insurance	491	91
Foreclosed asset expense (income)	60	(162)
Other expense	765	851

Total noninterest expense	5,136	4,610

(Loss) income before provision for income taxes	(3,589)	1,161
Income tax (benefit) provision	(1,687)	259

Net (loss) income	$(1,902)	$902

(Loss) earnings per common share:
Basic	$(0.37)	$0.18

Diluted	$(0.37)	$0.18

Weighted average shares outstanding:
Basic	5,115,447	5,054,473

Diluted	5,115,447	5,093,039

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2007	5,054,437	$28,936	$2,484	$21,753	$2,367	55,540
Comprehensive loss:
Net loss	—	—	—	(8,098)	—	(8,098)
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of $494	—	—	—	—	(917)	(917)
Cash flow hedges, net of taxes of ($1,010)	—	—	—	—	1,867	1,867

Comprehensive loss						(7,148)
Proceeds from exercise of stock options and stock purchase plan	20,222	114	—	—	—	114
Issuance of common stock	35,699	220				220
Share-based compensation	—	—	55	—	—	55

Balance, December 31, 2008	5,110,358	29,270	2,539	13,655	3,317	48,781
Comprehensive loss:
Net loss	—	—	—	(1,902)	—	(1,902)
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of $405	—	—	—	—	748	748
Cash flow hedges, net of taxes of $(323)	—	—	—	—	(597)	(597)

Comprehensive loss						(1,751)
Proceeds from the exercise of stock options	12,250	57	—	—	—	57
Share-based compensation	—	—	9	—	—	9

Balance, March 31, 2009	5,122,608	$29,327	$2,548	$11,753	$3,468	$47,096

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Cash flows from operating activities
Net (loss) income	$(1,902)	$902
Adjustments to reconcile net (loss) income to net cash from operating activities:
Deferred tax (benefit) provision	(1,687)	259
Share-based compensation	(43)	16
Depreciation and amortization	396	458
Provision for credit losses	3,505	593
Increase in cash surrender value of bank-owned life insurance	(150)	(152)
Investment securities impairment	11	—
Interest rate contracts adjustments	(287)	228
Net gain on sales of foreclosed assets	(11)	(217)
Net increase in accrued interest receivable and other assets	(340)	(193)
Net decrease in accrued interest payable and other liabilities	(695)	(424)

Net cash (used by) from operations activities	(1,203)	1,470

Cash flows from investing activities
Proceeds from maturities and sales of investment securities	2,959	4,045
Net (increase) decrease in loans	3,359	(22,545)
Proceeds from sale of foreclosed assets	2,549	650
Proceeds from termination of cash flow hedging instrument	3,807	—
Purchases of premises and equipment	(35)	(171)

Net cash from (used by) investment activities	12,639	(18,021)

Cash flows from financing activities
Net increase in deposits	7,678	30,938
Net decrease in federal funds purchased	—	(75)
Repayment of Federal Home Loan Bank and other borrowings	(15)	(23)
Proceeds from exercise of stock options	57	—

Net cash from financing activities	7,720	30,840

Net increase in cash and cash equivalents	19,156	14,289
Cash and cash equivalents, beginning of period	55,106	31,251

Cash and cash equivalents, end of period	$74,262	$45,540

Supplemental disclosure of cash flow information
Cash paid for interest	$4,432	$3,969

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$2,926	$4,240

Change in fair value of available-for-sale investment securities and interest rate contracts	$151	$2,743

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. The Company has one wholly-owned trust, Cowlitz Statutory Trust I (the Trust), for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures. The interest on these debentures may be deferred at the sole determination of the issuer. Under such circumstances, the Company would continue to accrue interest but not make payments. In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be anticipated for the year ending December 31, 2009. The interim consolidated financial statements should be read in conjunction with the December 31, 2008 consolidated financial statements, including the notes thereto, included in the Company’s 2008 Annual Report on Form 10-K.

Operating Segments – The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance is being evaluated on a company-wide basis for 2009 and in 2008. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements - Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses, carrying values of the Company’s goodwill, impaired loans, fair value of interest rate contracts and other real estate owned.

Recently Issued Accounting Standards – In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations”. SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for the acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This changes the requirements of SFAS No. 141 which permitted deferred recognition of preacquisition contingencies, until the recognition criteria for SFAS No. 5,

“Accounting for Contingencies” were met. SFAS No. 141R will also require acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. SFAS No. 141R is effective for business combination reporting for fiscal years beginning after December 15, 2008. In April, 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
(FSP 141(R)-1). FSP 141(R)-1 amends the guidance in SFAS No. 141R and is effective for the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS No. 141R and FSP 141(R)-1 will apply to any business combination entered into by the Company closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to SFAS No. 160, net income attributable to the noncontrolling interest generally was reported as expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of SFAS No. 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 as of January 1, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 was effective for the Company on January 1, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of FSP EITF 03-6-1 as of January 1, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued the following three FSP’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

2.	Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit, and federal funds sold. Federal funds sold generally mature the day following purchase.

3.	Earnings (Loss) Per Share

The following table reconciles the denominator of the basic and diluted earnings (loss) per share computations:

	Three Months Ended March 31
	2009	2008
Weighted-average shares outstanding – basic	5,115,447	5,054,473
Effect of assumed conversion of stock options	—	38,566

Weighted-average shares outstanding – diluted	5,115,447	5,093,039

No options to purchase shares were included in the computation of diluted loss per share for the three month period ended March 31, 2009, as their inclusion would be anti-dilutive. Options to purchase 559,566 shares with exercise prices ranging from $9.85 to $16.81 were not included in the computation of diluted earnings per share for the quarter ended March 31, 2008 because the exercise price was greater than the average market price for the quarter.

4.	Share-Based Compensation

The Company has a stock option plan, a stock appreciation rights (SAR) plan and an employee stock purchase plan, which are described below. Compensation expense related to these plans was a net credit of $44,000, primarily due to the reversal of previously accrued expense of $52,000 related to the SAR plan due to the decline in the Company’s stock price. Compensation costs charged against income for the plans were $15,900 in the first quarter of 2008. Income tax benefits recognized in the income statement for share-based compensation were $15,500 in the first quarter of 2009 compared with an income tax provision of $5,600 for first quarter 2008. At March 31, 2009, unrecognized estimated compensation cost related to non-vested SARs and stock options was not significant.

The average fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the first quarter of 2009 or 2008. The Company awarded 147,900 SARs in the first quarter of 2008 and none in the first quarter of 2009. The following assumptions were used in the fair value calculations for the SARs awarded in January 2008: risk free rate of return: 3.3 percent; expected term: 5.1 years; expected volatility: 26.9 percent, and expected dividend: none.

Stock Option Plan

The Company has one active shareholder approved stock option plan (the 2003 Plan) that permits the grant of stock options and stock awards for up to 500,000 shares, of which 16,301 were available for issue at March 31, 2009. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors, and others whom management believes contributed to the long-term financial success of the Company. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors’ Compensation Committee and expire ten years after the date of grant. It is the Company’s policy to issue new shares for stock options exercised or stock awards.

The following table summarizes stock option activity for the quarter ended March 31, 2009:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	672,066	$10.98
Granted	—	—
Exercised	(12,250)	4.62
Forfeited/Expired	(17,300)	12.52

Balance, end of period	642,516	$11.06	4.0	$—

Exercisable, end of period	639,716	$11.02	3.9	$—

The total intrinsic value of options exercised was not significant in the first quarter of 2009 and 2008. During the first quarter of 2009 the amount of cash received from the exercise of stock options was $56,600 and not material in the comparable period of 2008.

Stock Appreciation Rights

In January 2007, the Company’s Board of Directors approved the 2007 Stock Appreciation Rights Plan (SAR Plan). The SAR Plan provides for the award of SARs to directors and officers of the Company. Each stock appreciation right represents the right to receive an amount in cash equal to the excess of the fair market value of a share of the Company’s common stock on the award date. The amount of the cash liability under the SAR Plan is estimated quarterly using the Black-Scholes option pricing model with updated assumptions. SARs vest 20 percent on the date of grant and 20 percent on each anniversary of the grant with accelerated vesting upon death, disability, a change in control and upon retirement after reaching age 62 while employed with at least five years of service. Unvested SARs are forfeited upon termination. SARs automatically convert into a deemed investment account at 10 years from the date of grant and can be converted into the deemed investment account at any time upon election of the recipient. SARs do not have dividend or voting rights or any other rights of the owner of an actual share of common stock. Recipient accounts are distributed in cash upon termination or, if elected by the recipient in advance, a specific distribution date not later than the later of termination or the January following the date the recipient reaches age 65.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1 percent to 10 percent, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85 percent of the lowest market price on either the first or last day of the six-month deferral period. The company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of March 31, 2009, there were 129,323 shares remaining under the ESPP.

5.	Comprehensive Income (Loss)

For the Company, comprehensive income (loss) primarily includes net income (loss) reported on the statements of operations and changes in the fair value of available-for-sale investment securities and interest rate contracts accounted for as cash flow hedges. These amounts are included in “Accumulated Other Comprehensive Income” on the consolidated statement of changes in shareholders’ equity.

	Three Months Ended March 31
(dollars in thousands)	2009	2008
Net (loss) income reported	$(1,902)	$902
Unrealized gain from securities:
Net unrealized gain on available-for-sale securities arising during the period, net of tax	741	165
Reclassification adjustment of losses included in income, net of tax	7	—

Net unrealized gain from securities	748	165
Unrealized (loss) gain from cash flow hedging instruments:
Net unrealized (loss) gain from cash flow hedging instruments arising during the period, net of tax	(410)	2,459
Reclassification adjustment of (gains) losses included in income, net of tax	(187)	119

Net unrealized (loss) gain from cash flow hedging instruments	(597)	2,578

Total comprehensive (loss) income	$(1,751)	$3,645

6.	Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	March 31, 2009	December 31, 2008
Agency mortgage-backed securities	$37,273	$39,818
Non-agency mortgage-backed securities	2,451	2,414
Municipal bonds	21,909	21,281
FNMA preferred stock	35	46
Mutual fund	511	505

	$62,179	$64,064

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed securities	$—	$—	$2,451	$(1,433)	$2,451	$(1,433)
Municipal bonds	9,946	(432)	142	(6)	10,088	(438)

	$9,946	$(432)	$2,593	$(1,439)	$12,539	$(1,871)

At March 31, 2009, there were 32 investment securities in an unrealized loss position, of which 4 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. Illiquidity in the capital markets and adverse changes in credit ratings for the Company’s municipal bonds, consistent with the industry, has negatively affected the fair values of the company’s securities portfolio. The Company’s impairment evaluation process for non-agency mortgage-backed securities considers all available evidence, including such factors as expected cash flows of the security, delinquency and default rates of the underlying mortgages, loss severities of the underlying collateral and investment downgrades by rating agencies. Due to the credit worthiness of the issuers and the quality of mortgages underlying mortgage-backed securities, and because the future direction of interest rates is unknown, the impairments are deemed to be temporary. The Company has the ability and intent to hold these investments until a market price recovery or to maturity when full payment would be received. There are no known current funding needs that would require their liquidation.

7.	Loans and Allowance for Credit Losses

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009	December 31, 2008
Commercial	$110,748	$113,991
Real estate:
Construction	82,797	93,191
Residential 1-4 family	38,813	36,662
Multifamily	2,917	3,028
Commercial	180,984	184,213
Installment and other consumer	2,882	3,146

Total loans, gross	419,141	434,231
Deferred loan fees	(942)	(1,016)

Loans, net of deferred loan fees	$418,199	$433,215

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses is as follows for the periods indicated:

	Quarter Ending
(dollars in thousands)	March 31, 2009	March 31, 2008
Balance at beginning of period	$13,994	$5,990
Provision for credit losses	3,505	593
Recoveries	500	12
Charge-offs	(9,230)	(170)

Balance at end of period	$8,769	$6,425

Components
Allowance for loan losses	$8,427	$6,235
Liability for unfunded loan commitments	342	190

Total allowance for credit losses	$8,769	$6,425

Loans on which the accrual of interest has been discontinued totaled $32.2 million and $15.7 million at March 31, 2009 and December 31, 2008, respectively. There were no loans 90 days past due and still on accrual at March 31, 2009 and 2008.

At March 31, 2009, the recorded investment in loans classified as impaired totaled $32.2 million with no associated specific allowance. At December 31, 2008, the recorded investment in impaired loans was $15.7 million, with $98,000 specific allowance. The average recorded investment in impaired loans was approximately $24.5 million and $8.9 million for the three months ended March 31, 2009 and 2008, respectively. The amount of interest recognized on impaired loans during the periods they were impaired was not significant.

8.	Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at March 31, 2009, was as follows:

(dollars in thousands)
Commitments to extend credit	$50,061
Credit card commitments	3,558
Standby letters of credit	1,937

$55,556

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

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The years 2005 through 2007 remain open for federal income taxes, and years 2004 through 2007 remain open for state examination. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties paid during the three-month period ended March 31, 2009 or the twelve-month period ended December 31, 2008. There were no accrued interest or penalties as of March 31, 2009 or December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

10.	Derivative Instruments

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. At March 31, 2009, approximately 61 percent of the Company’s loan portfolio had variable rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans. The Company has entered into interest rate contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. Derivative instruments utilized by the Company include an interest rate floor and interest rate swaps.

In the first quarter of 2006, the Company purchased a $50 million five-year prime-based interest rate floor with an effective date of March 29, 2006. In November 2006, the Company purchased two interest rate swaps with an aggregate notional value totaling $75 million. The interest rate swap contracts expire in May 2011. On the date the contracts were entered into, none of the contracts were designated as hedging instruments and, as such, gains or losses related to changes in the fair value of the instruments were recognized in earnings in the period of change.

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

The Company sold its $25 million notional interest rate swap contract in June 2008, resulting in a pre-tax gain of $482,000, and sold its $50 million notional interest rate swap in February, 2009, realizing a pre-tax gain of $3.8 million. At the time of the sales, the forecasted transactions at the inception of the hedging relationship remained probable. Therefore, the realized gains are being amortized into earnings over the remaining life of the forecasted transactions.

At March 31, 2009 and December 31, 2008, the fair value of the Company’s interest rate contracts (included in other assets on the Consolidated Statements of Condition) was $3.7 million and $8.1 million, respectively. The following table shows the location and amount of gains and losses reported in the Consolidated Statement of Operations on the Company’s interest rate contracts, designated as hedging instruments, for the three months ended March 31, 2009:

(dollars in thousands)

Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion)
$(537)	Interest Income	$715	Noninterest Expense	$(96)

The table below shows the location and amount of gains and losses reported in the Consolidated Statement of Operations on the Company’s interest rate swaps no longer designated as hedging instruments:

(dollars in thousands)

Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion)
Interest Income	$401	Noninterest Expense	$(18)

In the next twelve months, it is estimated that the hedged forecasted transactions will affect earnings such that a non-cash credit of $712,000 will be reclassified into earnings from accumulated other comprehensive income.

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

Other Real Estate Owned: OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings.

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

(dollars in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses Included in Earnings	Valuation Allowance
Recurring basis:
Available for sale securities	$62,179	$511	$61,668	$—
Interest rate contracts	3,671	—	3,671	—
Nonrecurring basis:
Impaired loans	15,467	—	—	15,467	$(4,646)	$—
Other real estate owned	5,226	—	—	5,226	—	—

Total	$86,543	$511	$65,339	$20,693	$(4,646)	$—

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

Critical Accounting Policies and Estimates

Allowance for Credit Losses

The allowance for credit losses represents the estimate of probable losses associated with the Bank’s loan portfolio and commitments to extend credit. The Company utilizes both quantitative and qualitative considerations in establishing the allowance for credit losses believed to be appropriate as of each reporting date.

Quantitative factors include:

•	the volume and severity of nonperforming loans and adversely classified credits,

•	the level of net charge-offs experienced on previously classified loans,

•	the nature and value of collateral securing the loans,

•	the trend in loan growth and the percentage of change,

•	the level of geographic and/or industry concentration,

•	the relationship and trend over the past several years of recoveries in relation to charge-offs, and

•	other known factors regarding specific loans.

Qualitative factors include:

•	the effectiveness of credit administration,

•	the adequacy of loan review,

•	the adequacy of loan operations personnel and processes,

•	the effect of competitive issues that impact loan underwriting and structure,

•	the impact of economic conditions, including interest rate trends,

•	the introduction of new loan products or specific marketing efforts,

•	large credit exposure and trends, and

•	industry segments that are exhibiting stress.

Changes in the above factors could significantly affect the determination of the adequacy of the allowance for credit losses. Management performs a full analysis, no less often than quarterly, to ensure that changes in estimated credit loss levels are adjusted on a timely basis.

Goodwill

Another critical accounting policy of the Company is that related to the carrying value of goodwill. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Asset” (SFAS No. 142), the Company ceased amortization of goodwill on January 1, 2002 and periodically tests goodwill for impairment.

The goodwill impairment analysis requires management to make highly subjective judgments in determining if an indicator of impairment has occurred. Events and factors that may significantly affect the analysis include: a significant decline in the Company’s expected future cash flows, a substantial increase in the discount factor, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate. Other factors might include changing competitive forces, customer behaviors and attrition, revenue trends and cost structures, along with specific industry and market conditions, Adverse change in these factors could have a significant impact on the recoverability of intangible assets and could have a material impact on the Company’s consolidated financial statements.

The goodwill impairment analysis involves a two-step process. The first step is a comparison of the Company’s fair value to its carrying value. Management estimates fair value using a combination of the income approach and market approach with the best information available, including market information and discounted cash flow analysis. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. For purposes of the goodwill impairment test, the Company was identified as a single reporting unit. The market approach estimates the fair value of a company by examining the price at which similar companies, or shares of similar companies, are exchanged. Based on management’s goodwill impairment analysis, it was determined that the Company’s carrying value exceeded its fair value and therefore indicated potential impairment under step one of the process.

The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, a company allocates the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference. The analysis performed in the second step indicated that no impairment charge was required since the implied fair value of the Company’s goodwill was greater than the carrying value of the goodwill.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Determination of the deferred and current provision requires analysis by management of certain transactions and the related tax laws and regulations. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established and could be material to its results of operations. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

In evaluating the available evidence, management considers historical financial performance, expectation of future earnings, the ability to carryback losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives. Changes in existing tax laws and future results that differ from expectations may result in significant changes in the deferred tax asset valuation allowance.

Recent Developments

In December 2008, the Company submitted an application for approval to issue up to three percent of its total risk-weighted assets in preferred stock to the United States Department of the Treasury (Treasury) under the Troubled Asset Relief Program’s Capital Purchase Program (TARP-CPP). This application reflected the Company’s understanding that an investment by the Treasury though the TARP-CPP might be conditioned on the Company’s receipt of a significant amount of private equity capital. On May 1, 2009 the Company submitted a letter to the Federal Reserve, which serves as the primary regulator for the Company, indicating its intention to withdraw its TARP-CPP application. The decision to withdraw the application was based upon a number of factors, including the expectation that private equity co-investment will not be consummated prior to the deadline for the processing of final TARP-CPP investments. The private equity markets for banks have been extremely limited since mid-2008. In the event additional new capital is not available in the near term, the Company may instead take additional steps to preserve capital, including slowing or reducing lending, selling certain assets, and/or increasing loan participations. The Company does not pay cash dividends.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Overview

The Company’s net loss for the first quarter of 2009 was $1,902,000, or ($0.37) per diluted share, compared with net income of $902,000, or $0.18 per diluted share for the first quarter of 2008. Net interest income of $4.2 million was down 22 percent from $5.4 million in the first quarter of 2008

The Company recorded a provision for credit losses of $3,505,000 in the first quarter of 2009, compared with a provision for credit losses of $593,000 in the first quarter of 2008. The higher provision in 2009 primarily reflected the higher level of net charge-offs due to the significant slowdown in the housing industry, affecting the Company’s residential land acquisition and development loan portfolio.

Non-interest income was lower by $99,000 in the first quarter of 2009 when compared to first quarter of 2008, primarily due to declines of $137,000 in international trade fees and wire fees of $52,000 that were offset with increases in service charges of $66,000 and fiduciary income of $53,000.

Non-interest expenses totaled $5.1 million in the first quarter of 2009, compared with $4.6 million in the first quarter of 2008. Salaries and benefits decreased $322,000 in the first quarter of 2009 compared with the first quarter of 2008 as the number of full-time equivalent employees at March 31, 2009 decreased 14 percent from the number of full-time equivalent employees at March 31, 2008. FDIC deposit insurance assessments and Washington State public deposit assessments increased $400,000 over the first quarter of 2008, reflecting the FDIC’s higher base assessment rate for 2009, expenses related to the FDIC’s proposed emergency special assessment and the Company’s pro-rata share of the loss of public deposits arising from the failure of the Bank of Clark County.

At March 31, 2009, total assets were $592.8 million, compared with $587.4 at December 31, 2008 and $548.5 million at March 31, 2008. Total loans increased $2.7 million to $418.2 million, from $415.5 million at March 31, 2008, but down from $433.2 million at December 31, 2008. Total deposits increased 12 percent to $529.3 million at March 31, 2009 from $472.3 million at March 31, 2008. The Company continues to be “well-capitalized” under regulatory requirements.

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

	For the Quarter Ended March 31,
	2009			2008
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$431,166	$6,985	6.57%	$412,907	$8,428	8.21%
Taxable securities	41,702	545	5.30%	27,188	364	5.38%
Non-taxable securities (2)	21,903	350	6.48%	24,322	393	6.50%
Federal funds sold	44,165	28	0.26%	13,170	97	2.96%
Interest-earning balances due from banks and FHLB stock	2,484	1	0.16%	1,923	8	1.67%

Total interest-earning assets (2)	541,420	7,909	5.92%	479,510	9,290	7.79%

Cash and due from banks	15,713			17,081
Allowance for loan losses	(13,241)			(5,987)
Other assets	44,465			36,093

Total assets	$588,357			$526,697

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$98,775	$209	0.86%	$121,473	$599	1.98%
Certificates of deposit	364,243	3,257	3.63%	239,378	2,940	4.94%
Federal funds purchased	—	—	—	1,340	11	3.30%
Junior subordinated debentures	12,372	109	3.57%	12,372	193	6.27%
FHLB and other borrowings	41	1	8.83%	114	2	7.06%

Total interest-bearing liabilities	475,431	3,576	3.05%	374,677	3,745	4.02%

Non-interest-bearing deposits	59,686			91,736
Other liabilities	4,549			4,032

Total liabilities	539,666			470,445
Shareholders’ equity	48,691			56,252

Total liabilities and shareholders’ equity	$588,357			$526,697

Net interest income (2)		$4,333			$5,545

Net interest spread			2.87%			3.77%

Yield on average interest-earning assets			5.92%			7.79%
Interest expense to average interest-earning assets			2.68%			3.14%

Net interest income to average interest-earning assets (net interest margin)			3.25%			4.65%

(1)	Loans include loans on which the accrual of interest has been discontinued.

(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.

(3)	Loan interest income includes net loan fees of $286,000 and $488,000 for the first quarter of 2009 and 2008, respectively.

Net interest margin as a percentage was 3.25 percent for the first quarter of 2009, compared with 4.65 percent in the first quarter of 2008. Net interest income was $4.2 million in the first quarter of 2009, compared with $5.4 million in the same quarter last year. The Company’s net interest margin relative to the first quarter 2008 was affected by several factors, including significant rate reductions by the Federal Reserve in the second half of 2008, interest reversals, continued competitive market pricing on both sides of the balance sheet, a higher level of nonperforming assets and a lower level of non-interest-bearing demand and low-cost money market deposit accounts.

The Company’s yield on average earning assets was 5.92 percent in the first quarter of 2009, compared with 7.79 percent in the first quarter of 2008. The Company estimates that interest reversals of $771,000 reduced the first quarter 2009 average yield on earning assets by 58 basis points. The first quarter 2009 average yield on earning assets was also affected by a higher level of federal funds sold as part of the Company’s liquidity management. The average rate on interest-bearing liabilities fell to 3.05 percent in the first quarter of 2009 from 4.02 percent in the first quarter a year ago. Average funding costs have improved as deposits issued in the first quarter of 2009 were issued in a lower interest rate environment.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on the current volume of loans and commitments to extend credit, anticipated changes in loan volumes, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of nonperforming and impaired loans, evaluation of future economic trends in the Company’s market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See “Allowance for Credit Losses” below for a more detailed discussion.

The Company recorded a provision for credit losses of $3,505,000 in the first quarter of 2009, compared with a $593,000 provision in the first quarter of 2008. The higher provision in 2009 primarily reflected the higher level of net charge-offs in the quarter and the on-going weakness in the regional real estate markets and the economy in general. Net charge-offs of $8.7 million and $158,000 were recorded for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company’s approach to the determination of carrying value of its real estate loans is based on the assumption that the only source of repayment will be collateral liquidation. While many loans include personal guarantees of the borrowers, the recovery of material amounts through legal action is considered by management, in most cases, limited.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Service charges on deposit accounts	$230	$164
International trade fees	63	200
Fiduciary income	226	173
Increase in cash surrender value of bank-owned life insurance	150	152
Wire fees	29	81
Mortgage brokerage fees	60	62
Securities losses	(11)	—
Other income	116	130

Total noninterest income	$863	$962

Total non-interest income was $863,000 for the first quarter of 2009, compared with $962,000 for the first quarter of 2008. Service charges increased $66,000 and fiduciary income increased $53,000. Offsetting these increases were declines of $137,000 in international trade fees and $52,000 in wire fees. These decreases related primarily to a planned reduction in the number of non-resident relationships serviced by our Seattle-based international trade department and wire room. There were 193 accounts closed with an average daily balance of approximately $8.3 million.

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Salaries and employee benefits	$2,185	$2,507
Net occupancy and equipment	640	617
Professional services	570	263
Data processing and communications	311	215
Interest rate contracts adjustments	114	228
Federal deposit insurance	491	91
Foreclosed asset expense (income)	60	(162)
Other expense	765	851

Total noninterest expense	$5,136	$4,610

Non-interest expenses in the first quarter of 2009 were $5.1 million, compared with $4.6 million in the first quarter of 2008. Salaries and employee benefits decreased $322,000, or 13 percent, in the first quarter of 2009 compared with the first quarter of 2008. The number of full-time equivalent employees at March 31, 2009 was 14 percent less than the same time a year ago, and reflects management’s efforts to streamline operations and reduce overall employee-related costs, while maintaining or improving customer service.

FDIC deposit insurance assessments increased $400,000 over the first quarter of 2008, reflecting the FDIC’s higher base assessment rate for 2009, expenses related to the FDIC’s proposed emergency special assessment and the Company’s pro-rata share of the loss of public deposits arising from the failure of the Bank of Clark County. In February 2009, the FDIC announced a 20 basis point special assessment on deposits as of June 30, 2009, payable September 30, 2009. On May 6, 2009, the U.S. Senate passed a bill increasing the FDIC’s Treasury borrowing authority from $30 billion to $100 billion. It is expected that this bill, upon final approval by the U.S. House of Representatives and the President, will reduce the proposed emergency special assessment to 10 basis points. The increase in the FDIC’s borrowing authority, combined with other measures the FDIC has taken, could reduce the special assessment to approximately 8 basis points. The rule would also permit the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points. The Company expects to incur additional FDIC insurance costs in the second quarter of 2009.

Professional services increased $307,000 over the same period last year and related primarily to higher legal expenses associated with nonperforming loans, costs related to professional assistance with the Company’s capital raising initiative and first-time costs of the independent auditor’s review of the Company’s internal controls over financial reporting under the Sarbanes-Oxley act. Net costs related to foreclosed assets in the first quarter of 2008 included a $216,500 gain on sale of assets, with no such gains recorded in the first quarter of 2009.

Income Taxes

The effective tax rate for the first quarter of 2009 was 47.0 percent compared with 22.3 percent during the same period of 2008. The Company’s effective tax rate for interim periods is based on projections of taxable income or loss for the full year and is affected by the relative amounts of taxable and non-taxable income and the amount of available tax credits.

Financial Condition

Investment Securities

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	March 31, 2009	December 31, 2008
Agency mortgage-backed securities	$37,273	$39,818
Non-agency mortgage-backed securities	2,451	2,414
Municipal bonds	21,909	21,281
Other securities	546	551

	$62,179	$64,064

Total investment securities as of March 31, 2009 were $62.2 million, compared with $64.1 million at December 31, 2008. The decrease primarily relates to principal reductions of the Company’s mortgage-backed securities. The Company’s securities, classified as available for sale, are used by management as part of its asset/liability management strategy and may be sold in response to changes in interest rates or significant prepayment risk.

Loans

Total loans outstanding were $418.2 million and $433.2 million at March 31, 2009 and December 31, 2008, respectively. The Company reduced loans $15.0 million, or 3 percent, in the first quarter of 2009. This reduction included $8.7 million of net loan charge-offs. Management currently believes it prudent to reduce loan balances when possible until it is apparent that the economic downturn has run its course. Unfunded loan commitments were $55.6 million at March 31, 2009 and $60.6 million at December 31, 2008. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The following table presents the composition of the Company’s loan portfolio in accordance with bank regulatory guidelines, at the dates indicated:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$110,748	26.4%	$113,991	26.3%
Real estate:
Construction	82,797	19.8%	93,191	21.5%
Residential 1-4 family	38,813	9.3%	36,662	8.4%
Multifamily	2,917	0.7%	3,028	0.7%
Commercial	180,984	43.1%	184,213	42.4%
Installment and other consumer	2,882	0.7%	3,146	0.7%

Total loans, gross	419,141	100.0%	434,231	100.0%

Deferred loan fees	(942)		(1,016)

Loans, net of deferred loan fees	$418,199		$433,215

The Company’s real estate construction and land development loans were 19.8 percent of the loan portfolio at March 31, 2009, down from 21.5 percent at year-end 2008. The following table illustrates real estate construction loans by project type.

	March 31, 2009	December 31, 2008
Residential construction
1-4 family residential	$9,361	$18,386
Multi-family/condominiums	13,780	12,636
Residential land development	19,416	22,621
Commercial construction	40,240	39,548

	$82,797	$93,191

The Company’s commercial real estate portfolio to-date has experienced low delinquency rates and only modest deterioration in the present downturn. Management believes that commercial real estate collateral may provide an additional measure of security for these loans, and that lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. The table below illustrates the breakdown of the commercial real estate portfolio.

	March 31, 2009	December 31, 2008
Commercial real estate
Owner occupied	$106,770	$106,545
Non-owner occupied	74,214	77,668

	$180,984	$184,213

Allowance for Credit Losses

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $8.8 million at March 31, 2009, compared with $14.0 million December 31, 2008. The allowance for loan losses, as a percentage of total loans, decreased from 3.17 percent on December 31, 2008 to 2.02 percent at March 31, 2009. Management believes the allowance for credit losses at March 31, 2009 is adequate to absorb current potential or anticipated losses.

The following table shows the components of the allowance for credit loss for the periods indicated:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$5,925	68%	$5,615	40%
Specific	—	—	98	1%
Special	2,844	32%	8,281	59%

Total allowance for credit losses	$8,769	100%	$13,994	100%

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Loans outstanding at end of period, net of deferred fees	$418,199	$415,474
Average loans outstanding during the period	$431,166	$412,907
Allowance for credit losses, beginning of period	$13,994	$5,990
Loans charged off:
Commercial	2,541	163
Real estate	6,681	—
Consumer and other	8	7

Total loans charged-off	9,230	170

Recoveries:
Commercial	490	1
Real estate	5	4
Consumer and other	5	7

Total recoveries	500	12

Net loans charged off during the period	8,730	158
Provision for credit losses	3,505	593

Allowance for credit losses, end of period	$8,769	$6,425

Components:
Allowance for loan losses	$8,427	$6,235
Liability for unfunded credit commitments	342	190

Total allowance for credit losses	$8,769	$6,425

The following table provides summary information concerning asset quality as of and for the quarters ended March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
Ratio of net loans charged off to average loans outstanding (annualized)	8.21%	1.79%
Allowance for loan losses/total loans	2.02%	3.17%
Allowance for credit losses/total loans	2.10%	3.23%
Allowance for loan losses/nonperforming loans	26%	87%
Allowance for credit losses/nonperforming loans	27%	89%

Nonperforming Assets

Nonperforming assets includes repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s nonperforming assets and loans past due 90 days or more and still on accrual, at the dates indicated:

(dollars in thousands)	March 31, 2009	December 31, 2008
Loans on nonaccrual status
Residential real estate construction and development	$20,541	$9,832
Commercial real estate	8,813	4,337
Multifamily	—	90
Commercial and industrial	2,813	1,430

Total loans on nonaccrual status	32,167	15,689
Other real estate owned	5,226	4,838

Total nonperforming assets	$37,393	$20,527

Total assets	$592,805	$587,426

Percentage of nonperforming assets to total assets	6.31%	3.49%

Percentage of nonaccrual loans to total loans	7.69%	3.62%

Loans past due greater than 90 days and accruing	$—	$6,247

Total nonperforming assets were $37.4 million at March 31, 2009, compared with $20.5 million at December 31, 2008. At March 31, 2009, there were no loans 90 days past due and still on accrual. At December 31, 2008 two loans totaling $6.2 million were 90 days past due and still on accrual. One of these loans totaling $6.0 million was brought current in January 2009.

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

At March 31, 2009 the Company’s recorded investment in impaired loans was $32.2 million compared with $15.7 million at December 31, 2008. These loans were evaluated for impairment and it was determined that a specific reserve of $98,000 was required at December 31, 2008. No specific reserve was required at March 31, 2009.

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

Nonaccrual loans at March 31, 2009 totaled $32.2 million, an increase of $16.5 million from December 31, 2008. Loans placed on nonaccrual during the quarter totaled $31.3 million. Of these loans $17.4 million related to residential real estate construction and development and related loans and $10.8 million related to commercial real estate loans. New commercial and industrial nonaccrual loans in 2009 totaled approximately $3.0 million and related to several borrowers. During the first quarter of 2009, nonaccrual loans were reduced by pay-offs/take-outs of $7.1 million and charge-offs of $4.7 million. Loans totaling $2.9 million were foreclosed and transferred to other real estate owned.

Other real estate owned totaled $5.2 million at March 31, 2009, up $0.4 million from December 31, 2008. One property was sold in the first quarter of 2009 for $2.5 million dollars with no significant gain or loss, mostly offsetting new foreclosures of $2.9 million.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. The Bank’s primary sources of funds have been customer and brokered deposits, loan payments, sales or maturities of investments, sales of loans or other assets, borrowings, and the use of the federal funds market. Investment in securities available-for-sale was $62.2 million at March 31, 2009 and $64.1 million at December 31, 2008.

The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	March 31, 2009	December 31, 2008
Noninterest-bearing demand deposits	$53,373	$70,329
Savings deposits	16,071	16,127
Interest-bearing demand deposits	13,699	13,547
Money market deposits	65,153	72,465
Certificates of deposit under $100,000	115,955	93,880
Certificates of deposit over $100,000	265,086	255,222

Total	$529,337	$521,570

Total deposits increased $7.8 million in the first quarter of 2009 over total deposits at December 31, 2008. Non-interest-bearing demand deposits at March 31, 2009 decreased $17.0 million from year-end 2008, primarily due to the Company’s planned reduction in the number of non-resident relationships served by its Seattle-based international trade department and wire room. Money market deposits decreased $7.3 million during the same period, reflecting the loss of non-resident accounts in the Seattle branch as well as a $3.3 million decrease in brokered money market accounts.

To offset reduced relationship deposits, the Bank utilizes internet listing service time deposits and national market brokered CD’s. Internet listing sourced deposits increased $35.0 million in the first quarter of 2009, while national brokered CD’s decreased $5.2 million. In addition, local, relationship based reciprocal CDARs deposits increased $2.4 million to $17.7 million at March 31, 2009. Total brokered deposits (national brokered CD’s, CDARs deposits and money market accounts defined as brokered deposits) were $203.4 million at March 31, 2009 compared with $209.5 million at December 31, 2008.

The Bank is currently limited in its deposit pricing under FDIC Rules and Regulations. The Bank has historically been able to replace maturing deposits as necessary, however, the Bank may not be able to replace brokered CD’s or other volatile sources of funds as determined by the FDIC in the future if, among other things, the Bank’s results of operations, financial condition or capital ratings were to change.

The Bank has overnight federal funds borrowing lines with correspondent banks that provide access to an additional $20.0 million for short-term liquidity needs. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20 percent of the Bank’s assets, subject to collateral limitations. The line is available for overnight federal funds, or notes with other terms and maturities. With the collateral available on March 31, 2009, the Company believes the Bank could borrow up to approximately $119 million. FHLB borrowings in excess of $26.4 million would require the Company to purchase additional FHLB stock. At March 31, 2009, the Company had no overnight federal funds borrowings with FHLB. The Bank also has access to additional liquidity through the Federal Reserve’s collateralized primary credit program.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows from (used by) operations in the first quarters of 2009 and 2008 were ($1.2 million) and $1.5 million, respectively. The net cash used by operations in the first quarter of 2009 was primarily due to the net loss for the quarter. The net cash flow from operations in the same quarter of 2008 was primarily from earnings. Net cash flows from investing activities of $12.6 million in the first quarter of 2009 was primarily from proceeds of maturities of investment securities and sales of foreclosed assets and an interest rate swap. Net cash used by investment activities in the first quarter of 2008 related primarily to the increase in loans during the period. Cash from financing activities in the first three months of 2009 and 2008 was primarily provided by net deposit growth.

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

As of March 31, 2009, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) in 2005. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. The interest on these debentures may be deferred at the sole determination of the issuer. Under such circumstances, the Company would continue to accrue interest but not make payments. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. Federal Reserve guidelines limit inclusion of trust-preferred securities and certain other preferred capital elements to 25 percent of core capital elements. As of March 31, 2009, trust preferred securities accounted for 23 percent of the Company’s core capital elements. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

The following table presents selected capital information for the Company and the Bank as of March 31, 2009 and December 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total risk-based capital:
Consolidated	$50,986	10.97%	$37,185	≥8.00%	N/A	N/A
Bank	$49,376	10.64%	$37,140	≥8.00%	$46,424	≥10.00%
Tier 1 risk-based capital:
Consolidated	$45,140	9.71%	$18,592	≥4.00%	N/A	N/A
Bank	$43,536	9.38%	$18,570	≥4.00%	$27,855	≥6.00%
Tier 1 (leverage) capital:
Consolidated	$45,140	7.81%	$23,115	≥4.00%	N/A	N/A
Bank	$43,536	7.54%	$23,107	≥4.00%	$28,884	≥5.00%
December 31, 2008
Total risk-based capital:
Consolidated	$54,637	11.47%	$38,118	≥8.00%	N/A	N/A
Bank	$52,819	11.10%	$38,076	≥8.00%	$47,595	≥10.00%
Tier 1 risk-based capital:
Consolidated	$48,582	10.20%	$19,059	≥4.00%	N/A	N/A
Bank	$46,770	9.83%	$19,038	≥4.00%	$28,557	≥6.00%
Tier 1 (leverage) capital:
Consolidated	$48,582	8.74%	$22,240	≥4.00%	N/A	N/A
Bank	$46,770	8.41%	$22,243	≥4.00%	$27,804	≥5.00%

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables above) of Tier 1 capital to average assets, and Tier 1 and total risk-based capital to risk-weighted assets (all as defined in the regulations). As of March 31, 2009 and December 31, 2008, the Company and the Bank exceeded all relevant capital adequacy requirements.

During the fourth quarter of 2008, the holding company invested $1.0 million in the Bank, using available cash balances. The holding company has approximately $1.6 million of available cash at March 31, 2009, and continues to analyze all of its capital management options.

Stock Repurchase Program

In September, 2007, the Company announced a stock repurchase program for up to 500,000 shares. As of March 31, 2009, the Company has not repurchased any of its shares of common stock.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. The Company’s assessment of market risk as of March 31, 2009 indicates there were no material changes in the quantitative and qualitative disclosures from those made in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2008.

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

Except as noted below, there were no material changes to the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is crucial to the operation of the Company and the Bank. Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets. For example, funding illiquidity may arise if we are unable to attract core deposits or are unable to renew at acceptable pricing long-term borrowings or short-term borrowings from the overnight inter-bank market, the Federal Home Loan Bank System, brokered deposits, or the Federal Reserve discount window. Illiquidity may also arise if our regulatory capital levels decrease or capital ratings were to change, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn. Our access to brokered deposits may be significantly limited if our capital rating decreases. In addition, the Washington Public Deposit Protection Commission required 100 percent collateral to pledge against public deposits held at the Bank by June 30, 2009. This action has the net effect of reducing total secured borrowing capacity. As with many community banks, correspondent banks have withdrawn or reduced unsecured lines of credit or now require collateralization for the purchases of federal funds in a short-term basis due to the current adverse economic environment.

We may also experience illiquidity due to unexpected cash outflows on committed lines of credit or financial guarantees or due to unexpected events. The increasingly competitive retail deposit environment increases liquidity risk (and increases our cost of funds) as increasingly sophisticated depositors move funds more frequently in search of higher rates or better opportunities. The Company’s liquidity may be negatively impacted by regulatory or statutory restrictions on payment of cash dividends by the Bank. We monitor our liquidity risk and seek to avoid over concentration of funding sources and to establish and maintain back-up funding facilities that we can draw down if formal funding sources become unavailable. If we fail to control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

The Company’s future growth is dependent on raising capital and regulatory approval.

We are seeking additional capital to bolster capital and liquidity levels to provide for future growth. We may not be able to obtain any equity financing on terms favorable to existing shareholders or even acceptable to the Company.

The Bank must obtain regulatory approval to substantially grow assets or materially change its balance sheet structure, including increasing brokered deposits or volatile funding. Obtaining regulatory approval to grow assets is highly dependent on the Bank obtaining additional equity. If we are unable to obtain regulatory approval to grow the Bank’s balance sheet, we would be precluded from making acquisitions or executing other growth initiatives to improve the Bank’s financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 9, 2005

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 31, 2009

10.1	Form of Indemnification Agreement for directors.*

10.2	Form of Indemnification Agreement for officers.*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009

Cowlitz Bancorporation (Registrant)

By:

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer