Form 10-Q
period 2009-06-30
COWLITZ BANCORPORATION
filed 2009-09-22
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report Pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended June 30, 2009

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

Common Stock, no par value on September 21, 2009: 5,133,945 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

Forward-Looking Statements

Management’s discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as “expect”, “believe”, “intend”, “anticipate”, “estimate” or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: those set forth in our most recent Form 10-K and other filings with the SEC, changes in general economic conditions, competition for financial services in the market area of the Company, the impact of the current national and regional economy (including real estate values) on loan demand and borrower’s financial capacity in the Company’s market, quality of the loan and investment portfolio, deposit flows, legislative and regulatory initiatives, and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this document include, without limitation, statements regarding the adequacy of our allowance for loan losses, effect of hedged forecasted transactions and sources and adequacy of liquidity, including replacement of brokered deposits with retail deposits. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$95,704	$55,106
Investment securities	56,705	64,064
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	399,211	433,215
Allowance for loan losses	(8,291)	(13,712)

Total loans, net	390,920	419,503
Cash surrender value of bank-owned life insurance	15,248	14,942
Premises and equipment	5,782	6,185
Foreclosed assets	4,921	4,838
Goodwill	1,798	1,798
Accrued interest receivable and other assets	8,038	19,743

Total assets	$580,363	$587,426

Liabilities
Deposits:
Non-interest-bearing demand	$48,834	$70,329
Savings and interest-bearing demand	57,358	29,674
Money market	40,932	72,465
Certificates of deposit	383,357	349,102

Total deposits	530,481	521,570
Junior subordinated debentures and other borrowings	12,398	12,423
Accrued interest payable and other liabilities	4,980	4,652

Total liabilities	547,859	538,645

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, no par value; 25,000,000 shares authorized with 5,133,945 and 5,110,358 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	29,349	29,270
Additional paid-in capital	2,564	2,539
(Accumulated deficit)/retained earnings	(3,682)	13,655
Accumulated other comprehensive income	4,273	3,317

Total shareholders’ equity	32,504	48,781

Total liabilities and shareholders’ equity	$580,363	$587,426

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income
Interest and fees on loans	$6,771	$8,270	$13,731	$16,686
Interest on taxable investment securities	471	341	1,016	705
Interest on non-taxable investment securities	232	263	463	525
Other interest and dividend income	36	58	65	163

Total interest income	7,510	8,932	15,275	18,079

Interest expense
Savings and interest-bearing demand deposits	52	48	96	101
Money market	123	402	288	948
Certificates of deposit	3,410	2,583	6,667	5,523
Federal funds purchased and other borrowings	—	26	1	39
Junior subordinated debentures	89	138	198	331

Total interest expense	3,674	3,197	7,250	6,942

Net interest income before provision for credit losses	3,836	5,735	8,025	11,137
Provision for credit losses	3,695	13,002	7,200	13,595

Net interest income (loss) after provision for credit losses	141	(7,267)	825	(2,458)

Noninterest income
Service charges on deposit accounts	228	179	458	343
International trade fees	20	135	83	335
Fiduciary income	187	163	413	336
Increase in cash surrender value of bank-owned life insurance	155	154	305	306
Wire fees	18	84	47	165
Mortgage brokerage fees	123	46	183	108
Securities losses	(76)	(432)	(87)	(432)
Other income	103	118	219	248

Total noninterest income	758	447	1,621	1,409

Noninterest expense
Salaries and employee benefits	1,942	2,500	4,127	5,007
Net occupancy and equipment	618	630	1,258	1,247
Professional services	547	208	1,117	471
Data processing and communications	382	231	693	446
Interest rate contracts adjustments	128	89	242	317
Federal deposit insurance	504	96	919	187
Foreclosed asset expense, net	224	2,036	284	1,874
Other expense	1,381	1,134	2,222	1,985

Total noninterest expense	5,726	6,924	10,862	11,534

Loss before income taxes	(4,827)	(13,744)	(8,416)	(12,583)
Income tax expense (benefit)	10,608	(5,653)	8,921	(5,394)

Net loss	$(15,435)	$(8,091)	$(17,337)	$(7,189)

Loss per common share:
Basic and diluted	$(3.01)	$(1.60)	$(3.39)	$(1.42)

Weighted average shares outstanding:
Basic and diluted	5,122,733	5,055,621	5,119,110	5,055,047

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

			Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Common stock
(dollars in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2007	5,054,437	$28,936	$2,484	$21,753	$2,367	55,540
Comprehensive loss:
Net loss	—	—	—	(8,098)	—	(8,098)
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of $494	—	—	—	—	(917)	(917)
Cash flow hedges, net of taxes of ($1,010)	—	—	—	—	1,867	1,867

Comprehensive loss						(7,148)
Proceeds from exercise of stock options and stock purchase plan	20,222	114	—	—	—	114
Issuance of common stock	35,699	220				220
Share-based compensation	—	—	55	—	—	55

Balance, December 31, 2008	5,110,358	29,270	2,539	13,655	3,317	48,781
Comprehensive loss:
Net loss	—	—	—	(17,337)	—	(17,337)
Net change in unrealized gain (loss) on:
Investments available-for-sale	—	—	—	—	566	566
Cash flow hedges	—	—	—	—	390	390

Comprehensive loss						(16,381)
Proceeds from exercise of stock options and stock purchase plan	23,587	79	—	—	—	79
Share-based compensation	—	—	25	—	—	25

Balance, June 30, 2009	5,133,945	$29,349	$2,564	$(3,682)	$4,273	$32,504

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Cash flows from operating activities
Net loss	$(17,337)	$(7,189)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for deferred tax asset valuation allowance	10,932	—
Share-based compensation	(46)	73
Depreciation and amortization	792	847
Provision for credit losses	7,200	13,595
Increase in cash surrender value of bank-owned life insurance	(305)	(306)
Investment securities impairment	87	232
Loss on sales of investment securities	—	200
Interest rate contracts adjustments	(668)	261
Net loss (gain) on sales of foreclosed assets	1	(236)
Write-down of foreclosed assets	130	1,952
Net increase in accrued interest receivable and other assets	(2,473)	(5,806)
Net increase (decrease) in accrued interest payable and other liabilities	356	(205)

Net cash (used by) from operations activities	(1,331)	3,418

Cash flows from investing activities
Proceeds from maturities and sales of investment securities	9,135	10,414
Net (increase) decrease in loans	16,994	(40,725)
Proceeds from sale of foreclosed assets	4,216	1,102
Purchases of investment securities	(932)	(405)
Proceeds from termination of cash flow hedging instrument	3,807	482
Purchases of premises and equipment	(73)	(257)

Net cash from (used by) investment activities	33,147	(29,389)

Cash flows from financing activities
Net increase in deposits	8,728	23,865
Net decrease in federal funds purchased	—	(575)
Repayment of Federal Home Loan Bank and other borrowings	(25)	(41)
Proceeds from exercise of stock options and stock purchase plan	79	77

Net cash from financing activities	8,782	23,326

Net increase (decrease) in cash and cash equivalents	40,598	(2,645)
Cash and cash equivalents, beginning of period	55,106	31,251

Cash and cash equivalents, end of period	$95,704	$28,606

Supplemental disclosure of cash flow information
Cash paid for interest	$7,330	$7,244

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$4,430	$4,525

Change in fair value of available-for-sale investment securities and interest rate contracts	$956	$2,743

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

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. The Company has one wholly-owned trust, Cowlitz Statutory Trust I (the Trust), for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). In accordance with Financial Accounting Standards Board’s Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Company does not consolidate the Trust. Certain reclassifications have been made in prior year’s data to conform to the current year’s presentation.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has evaluated events for potential recognition and for disclosure through September 22, 2009, the date the condensed consolidated financial statements included in this quarterly report in Form 10-Q were issued. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of results to be anticipated for the year ending December 31, 2009. The interim consolidated financial statements should be read in conjunction with the December 31, 2008 consolidated financial statements, including the notes thereto, included in the Company’s 2008 Annual Report on Form 10-K.

Operating Segments – The Company is principally engaged in community banking activities through its branches and corporate offices. Community banking activities include accepting deposits, providing loans and lines of credit to local individuals, businesses and governmental entities, investing in investment securities and money market instruments, international banking services, and holding or managing assets in a fiduciary agency capacity on behalf of its trust customers and their beneficiaries. The Company also provides mortgage lending solutions for its customers, consisting of all facets of residential lending including FHA and VA loans, construction loans, and “bridge” loans. While management monitors the revenue streams of the various products and services, financial performance is being evaluated on a company-wide basis for 2009 as was the case in 2008. Accordingly, operations were considered by management to be aggregated within one reportable operating segment.

Use of estimates in preparation of the consolidated financial statements – Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses and carrying values of the Company’s goodwill, other real estate owned and deferred tax assets.

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

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 were effective for the Company’s interim period ended on June 30, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 were effective for the Company’s interim period ended June 30, 2009. The new interim disclosures are included in Note 11 Fair Value Measurements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 were effective for the Company’s interim period ended on June 30, 2009. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 in the second quarter of 2009 and recorded a $76,000 charge for OTTI related to one security.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. This Statement should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This Statement would apply to both interim financial statements and annual financial statements. The adoption of SFAS 165 as of June 30, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (SFAS 168) replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s consolidated financial statements for periods ending after September 15, 2009. SFAS 168 is not expected to have a significant impact on the Company’s consolidated financial statements.

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit (original maturities of 90 days or less), and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings (Loss) Per Share

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. For the three and six-month periods ended June 30, 2009 and 2008, the Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

Options to purchase 642,516 with exercise prices ranging from $4.44 to $16.81 were not included in the computation of diluted loss per share for the three and six-month periods ended June 30, 2009. Options to purchase 667,066 with exercise prices ranging from $4.44 to $16.81 were not included in the computation of diluted loss per share for the three and six-month periods ended June 30, 2008.

4. Share-Based Compensation

The Company has a stock option plan, a stock appreciation rights (SAR) plan and an employee stock purchase plan, which are described below. Compensation expense related to these plans was a net credit of $2,000 and $46,000, in the three and six-months periods ended June 30, 2009, respectively, primarily due to the reversal of previously accrued expense of $18,400 and $70,800, respectively, related to the SAR plan. The estimated liability for expenses under the SAR plan are directly related to the price of the Company’s stock, which has declined subsequent to the issuance of SARs to employees. Compensation costs charged against income for the plans were $57,400 and $73,300 in the three and six-month periods ended June 30, 2008, respectively. Income tax benefits recognized in the income statement for share-based compensation for the three and six-month periods ended June 30, 2009 were $700 and $16,100, respectively, compared with an income tax expense of $20,200 and $25,700 for the same periods in 2008, respectively. At June 30, 2009, unrecognized estimated compensation cost related to non-vested SARs and stock options was not significant.

The average fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the first six months of 2009 or 2008. The Company awarded 147,900 SARs in the first six months of 2008 and none in the same period of 2009. The following assumptions were used in the fair value calculations for the SARs awarded in January 2008: risk free rate of return: 3.3 percent; expected term: 5.1 years; expected volatility: 26.9 percent, and expected dividend: none.

Stock Option Plan

The Company has one active shareholder approved stock option plan (the 2003 Plan) that permits the grant of stock options and stock awards for up to 500,000 shares, of which 21,301 were available for issue at June 30, 2009. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors, and others whom management believes contributed to the long-term financial success of the Company. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors’ Compensation Committee and expire ten years after the date of grant. It is the Company’s policy to issue new shares for stock options exercised or stock awards.

The following table summarizes stock option activity for the six months ended June 30, 2009:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	672,066	$10.98
Granted	—	—
Exercised	(12,250)	4.62
Forfeited/Expired	(22,300)	12.30

Balance, end of period	637,516	$11.06	3.7	$—

Exercisable, end of period	634,716	$11.03	3.7	$—

The total intrinsic value of options exercised was $15,100 and $13,200 in the first six months of 2009 and 2008, respectively. During the first six months of 2009 the amount of cash received from the exercise of stock options was $56,600 and $13,900 in the comparable period of 2008.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1 percent to 10 percent, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85 percent of the lowest market price on either the first or last day of the six-month deferral period. The company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of June 30, 2009, there were 107,669 shares remaining under the ESPP.

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

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2009	2008	2009	2008
Net loss reported	$(15,435)	$(8,091)	$(17,337)	$(7,189)
Unrealized gain (loss) from securities:
Net unrealized gain (loss) on available-for-sale securities arising during the period, net of tax	(258)	(750)	479	(585)
Reclassification adjustment of losses and impairments included in income, net of tax	76	280	87	280

Net unrealized gain (loss) from securities	(182)	(470)	566	(305)
Unrealized loss from cash flow hedging instruments:
Net unrealized loss from cash flow hedging instruments arising during the period, net of tax	1,234	(2,529)	819	(70)
Reclassification adjustment of (gains) losses included in income, net of tax	(247)	28	(429)	147

Net unrealized gain (loss) from cash flow hedging instruments	987	(2,501)	390	77

Total comprehensive loss	$(14,630)	$(11,062)	$(16,381)	$(7,417)

6. Investment Securities

The following table presents the composition, amortized cost and estimated fair value of the Company’s available for sale investment portfolio:

(dollars in thousands)

June 30, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$29,967	$1,048	$—	$31,015
Non-agency mortgage-backed securities	4,601	—	(913)	3,688
Municipal bonds	21,957	203	(702)	21,458
FNMA preferred stock	35	—	—	35
Mutual fund	500	9	—	509

	$57,060	$1,260	$(1,615)	$56,705

December 31, 2008:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$39,003	$820	$(5)	$39,818
Non-agency mortgage-backed securities	3,971	—	(1,557)	2,414
Municipal bonds	21,965	93	(777)	21,281
FNMA preferred stock	46	—	—	46
Mutual fund	500	5	—	505

	$65,485	$918	$(2,339)	$64,064

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed securities	$882	$(16)	$2,806	$(897)	$3,688	$(913)
Municipal bonds	7,788	(235)	4,811	(467)	12,599	(702)

	$8,670	$(251)	$7,617	$(1,364)	$16,287	$(1,615)

At June 30, 2009, there were 46 investment securities in an unrealized loss position, of which 17 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position.

Management evaluates securities for other-than-temporary impairment (“OTTI”) quarterly. Consideration is given to, among other things: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether we expect to recover the amortized cost basis of the security. The Company recorded an OTTI charge of $11,000 on its FNMA perpetual callable preferred security in the first six months of 2009 and $232,000 in the same period of 2008.

The Company holds three non-agency mortgage-backed securities, two of which have been in a loss position for greater than twelve months. Management has reviewed these securities for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, credit agency ratings, credit enhancements and coverage ratios, historical experience of prepayment rates, collateral default rates and default loss severity. The Company’s analysis on one non-agency mortgage-backed security rated less than investment grade, with an amortized cost basis of $2.5 million, indicated a shortfall of estimated contractual cash flows to the tranche of this security owned by the Company. The difference between management’s estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be uncollectible. Accordingly, the Company recorded an OTTI loss of $76,000 for the three and six month periods ending June 30, 2009 because the loss is credit related and it is probable the Company will not recover the entire cost basis of the security. The amount of unrealized loss included in OCI related to this security was $782,000. Management will continue to monitor the credit performance of this security and if the performance deteriorates from current levels, additional OTTI losses may be recognized in the future. The unrealized losses on the two other securities were due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not credit quality. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at June 30, 2009.

The unrealized losses on the Company’s investments in state and political subdivisions are due to market conditions, not in estimated cash flows. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at June 30, 2009.

The Bank held $1.2 million of common stock in the FHLB of Seattle at June 30, 2009. This security is reported at par value, which represents the Bank’s cost. The FHLB recently announced that it has been classified as “under capitalized” under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. As a result, the FHLB has stopped paying a dividend and stated that it would suspend the repurchase and redemption of outstanding common stock. The FHLB must also submit a capital restoration plan to the FHFA.

The FHLB has indicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an OTTI on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which may impair the Bank’s ability to meet liquidity demands.

The following table summarizes the fair value of the contractual or estimated maturities of the Company’s investment securities at June 30, 2009.

(dollars in thousands)	One year or less	One through 5 years	After 5 through 10 years	After 10 years	Total
U.S. Agency mortgage-backed securities	$1,321	$29,694	$—	$—	$31,015
Non-agency mortgage-backed securities	—	2,516	1,172	—	3,688
Municipal bonds	35	2,278	8,804	10,341	21,458
FNMA preferred stock	—	—	—	35	35
Mutual fund	—	—	—	509	509

Total	$1,356	$34,488	$9,976	$10,885	$56,705

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans. As of June 30, 2009 and December 31, 2008, investment securities in the amounts of $2.6 million and $2.8 million, respectively, were pledged as collateral to secure public deposits and FHLB borrowings.

7. Loans and Allowance for Credit Losses

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009	December 31, 2008
Commercial	$92,339	$113,991
Real estate secured:
Construction	80,620	93,191
Residential 1-4 family	41,222	36,662
Multifamily	4,726	3,028
Commercial	178,191	184,213
Installment and other consumer	2,835	3,146

Total loans, gross	399,933	434,231
Deferred loan fees	(722)	(1,016)

Loans, net of deferred loan fees	$399,211	$433,215

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$8,769	$6,425	$13,994	$5,990
Provision for credit losses	3,695	13,002	7,200	13,595
Recoveries	62	15	562	27
Charge-offs	(3,912)	(5,195)	(13,142)	(5,365)

Balance at end of period	$8,614	$14,247	$8,614	$14,247

Components
Allowance for loan losses			$8,291	$14,033
Liability for unfunded loan commitments			323	214

Total allowance for credit losses			$8,614	$14,247

Loans on which the accrual of interest has been discontinued totaled $56.2 million and $15.7 million at June 30, 2009 and December 31, 2008, respectively. Two loans totaling $6.2 million were 90 days past due and still accruing interest at December 31, 2008 compared to none at June 30, 2009. One of these loans totaling $6.0 million was brought current in January 2009.

At June 30, 2009, the recorded investment in loans classified as impaired totaled $54.0 million with no associated specific allowance. At December 31, 2008, the recorded investment in impaired loans was $30.2 million, with a specific allowance totaling $98,000. The average recorded investment in impaired loans was approximately $45.4 million and $12.1 million for the six months ended June 30, 2009 and 2008, respectively. The amount of interest recognized on impaired loans during the periods they were impaired was not significant.

8. Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at June 30, 2009, was as follows:

(dollars in thousands)
Commitments to extend credit	$39,353
Credit card commitments	3,389
Standby letters of credit	1,504

$44,246

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

9. Income Taxes

As of June 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying consolidated balance sheets) of approximately $10.9 million and $6.7 million, respectively. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position of the Company at June 30, 2009. The deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment write-offs of certain investments and continued elevated levels of provision for loan losses. As a result, the Company is in a cumulative net loss position since the fourth quarter of 2007 and under the applicable accounting guidance, has concluded that it is not “more likely than not” that the Company will be able to realize its deferred tax assets and accordingly has established a full valuation allowance totaling $10.9 million against its deferred tax asset at June 30, 2009. Net deferred tax assets at June 30, 2009 included $1.5 million of deferred tax liabilities related to net unrealized gains on available for sale securities and interest rate contracts. The valuation allowance will be analyzed quarterly for changes affecting the deferred tax assets. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of the deferred tax asset valuation allowance.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The years 2005 through 2007 remain open for federal income taxes, and years 2004 through 2007 remain open for state examination. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties paid during the six-month period ended June 30, 2009 or the twelve-month period ended December 31, 2008. No accrued interest or penalties were recorded as of June 30, 2009 or December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

10. Derivative Instruments and Hedging Activities

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. At June 30, 2009, approximately 60 percent of the Company’s loan portfolio had variable rates. The Company’s objective and strategy is to reduce its exposure to decreases in cash flows relating to interest receipts on its prime-based variable-rate loans. The Company has entered into interest rate contracts to manage this risk of overall changes in cash flows associated with those prime-based variable-rate loans. Derivative instruments utilized by the Company include an interest rate floor and interest rate swaps.

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

The Company sold its $25 million notional interest rate swap contract in June 2008, resulting in a pre-tax gain of $482,000, and sold its $50 million notional interest rate swap in February, 2009, realizing a pre-tax gain of $3.8 million. At the time of the sales, the forecasted transactions at the inception of the hedging relationship remained probable. Therefore, the realized gains are being amortized into earnings over the remaining life of the forecasted transactions. At June 30, 2009 and December 31, 2008, the unrealized gain on the swaps included in Accumulated Other Comprehensive Income was $3.0 million and $0.2 million, respectively.

At June 30, 2009 and December 31, 2008, the fair value of the Company’s interest rate contracts designated as hedging instruments (included in other assets on the Consolidated Statements of Condition) was $3.1 million and $8.1 million, respectively. The following table shows the location and amount of gains and losses reported in the Consolidated Statement of Operations on the Company’s interest rate contracts, designated as hedging instruments, for the six months ended June 30, 2009:

(dollars in thousands)

Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion)
$987	Interest Income	$902	Interest Rate Contract Adjustments	$(234)

In the next twelve months, it is estimated that the hedged forecasted transactions will affect earnings such that a non-cash credit of $2.1 million will be reclassified into pre-tax earnings from accumulated other comprehensive income.

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

Other Real Estate Owned and Other Repossessed Assets: OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. Other repossessed assets are personal property that the bank has taken ownership of in partial or full satisfaction of a loan or loans. These assets are recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan and lease losses. Management periodically reviews OREO and other repossessed assets in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any write-downs subsequent to acquisition are charged to earnings.

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

(dollars in thousands)	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Available for sale securities	$56,705	$509	$56,196	$—
Interest rate contracts	3,068	—	3,068	—
Nonrecurring basis:
Impaired loans (1)	54,042	—	—	54,042
Other real estate owned (2) (3)	4,822	—	—	4,822
Repossessed assets (4)	99	—	—	99

Total	$118,736	$509	$59,264	$58,963

(1)	In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans totaling $54.0 million at June 30, 2009 were subject to partial charge-offs totaling $1.5 million and $5.0 million during the three and six-month periods ended June 30, 2009, respectively.
(2)	Loans receivable transferred to foreclosed assets during the six-month period ended June 30, 2009 with a carrying value totaling $5.6 million were written down to their fair value less cost to sell totaling $4.3 million, resulting in a loss of $1.3 million, which was charged to the allowance for loan losses.
(3)	A valuation allowance totaling $130,000 was recorded on property with a carrying value of $300,000 and was charged to earnings during the six-month period ended June 30, 2009.
(4)	Loans receivable transferred to repossessed assets during the six-month period ended June 30, 2009 with a carrying value totaling $139,700 were written down to their fair value less cost to sell totaling $99,000, resulting in a loss totaling $40,700, which was charged to the allowance for loan losses.

The loans in the table above represent impaired, collateral dependent loans that have been adjusted to fair value. When management determines that the value of the underlying collateral is less than the recorded investment in the loan, the Company recognizes this impairment and adjusts the carrying value of the loan to fair value by charging off the amount of the impairment to the allowance for loan losses.

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

The estimated fair values of all of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$95,704	$95,704	$55,106	$55,106
Investment securities	56,705	56,705	64,064	64,064
Federal Home Loan Bank stock	1,247	1,247	1,247	1,247
Loans, net of allowance for loan losses and deferred loan fees	390,920	360,825	419,503	388,387
Interest rate contracts	3,068	3,068	8,110	8,110

Financial liabilities:
Non-interest-bearing demand deposits	$48,834	$48,834	$70,329	$70,329
Savings and interest-bearing demand deposits	57,358	57,358	29,674	29,674
Money market deposits	40,932	40,932	72,465	72,465
Certificates of deposit	383,357	388,070	349,102	356,409
Junior subordinated debentures and other borrowings	12,398	2,925	12,423	6,424

The following methods and assumptions were used to estimate the fair value of each class of financial instrument not stated above, for which it is practicable to estimate that value:

Cash and cash equivalents – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank stock – The carrying amount approximates fair value.

Loan receivables – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate loans approximate fair value. The fair values of fixed rate loans are calculated by discounting contractual cash flows at rates which similar loans are currently being made. The 2008 fair value calculations of real estate construction and development loans and nonperforming loans have been further discounted by a liquidity factor related to the current market environment.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate money market accounts and savings accounts approximate their fair values at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal funds purchased – Due to their short-term nature, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank and other borrowings – Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of these borrowings.

Junior subordinated debentures – The fair value is estimated using discounted cash flow analysis, based on the current rate for similar debentures.

Commitments to extend credit, credit card commitments and standby letters of credit – The fair values of off-balance sheet commitments to extend credit, credit card commitments and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

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

In the second step, the amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, a company allocates the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference. The analysis performed in the second step as of June 30, 2009, indicated that no impairment charge was required since the implied fair value of the Company’s goodwill was greater than the carrying value of the goodwill.

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

The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance is established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

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

Economic Conditions

The Company’s business is closely tied to the economies of western Washington and northwest Oregon. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall. Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely effected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs and, in conjunction with a lowered future earnings expectation, the decision to record a 100 percent valuation allowance on the Company’s deferred tax asset leading to a net loss of $15.4 million and $17.3 million in the three month and six-month periods ended June 30, 2009. The local and regional economy also has a direct impact on the volume of bank deposits. Core deposits have declined since mid-2006 in part because business and retail customers have realized a reduction in cash available to deposit in the Bank as well as significant competition for deposits from other financial institutions. Core deposit volumes have also decreased as a result of the Company’s decision to reduce the number of non-U.S. resident relationships serviced by the Bank’s Seattle-based international trade department and wire room.

Regulatory Supervision

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

During the third quarter of 2009, the Bank was subject to its annual regulatory examination, at which time regulators imposed certain restrictions on the Bank. The Bank has not yet received its final examination report. Among other things, the regulators have instructed management to reduce nonperforming assets, raise and/or improve capital levels, restrict dividend payments, improve liquidity, limit deposit pricing and restrict access to certain brokered or other wholesale funding sources.

At June 30, 2009, the Bank’s leverage, tier 1 capital and total risk based capital ratios were 6.30 percent, 8.49 percent, and 9.75 percent, respectively, meeting the benchmarks for “adequately capitalized” by regulatory standards. Although the Bank had excluded the majority of its deferred tax assets from the computation of regulatory capital in several prior quarters, the ratios at June 30, 2009 include a reduction of 38 basis points in the leverage ratio and 35 and 34 basis points, respectively, in the tier 1 and total risk-based capital ratios related to the establishment of a 100 percent valuation allowance against net deferred tax assets in the second quarter of 2009. An “adequately capitalized” designation may result in certain operating restrictions, such as the eligibility for a streamlined review process for acquisition proposals as well as the Bank’s ability to accept brokered deposits without the prior approval of the FDIC. In addition, the Bank’s status as “adequately capitalized” will likely result in further restrictions and may result in the issuance of a regulatory order.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Overview

The Company’s net loss for the quarter ended June 30, 2009 was $15.4 million, or ($3.01) per share, compared with net loss of $8.1 million, or ($1.60) per share during the same period of 2008. For the first six months of 2009, the Company’s net loss was $17.3 million, compared with net loss of $7.2 million for the same period of 2008.

In the second quarter of 2009, the Company recorded a 100 percent valuation allowance against its net deferred tax assets. This non-cash charge increased the net loss by $12.4 million for the second quarter and year-to-date 2009. This action reflects the Company’s recent loss history and management’s assessment of the amounts and reduced probability of sufficient income in future periods to utilize its deferred tax assets. This non-cash charge did not affect the Company’s cash flows or liquidity and did not have a significant effect on the Company’s regulatory capital ratios. Had the Company recorded no valuation allowance against net deferred tax assets in the second quarter of 2009, the net loss would have been $3.0 million, or ($0.58) per share, for the second quarter and $4.9 million, or ($0.95) per share, for the first six months of 2009.

Net interest income was $3.8 million in the second quarter of 2009, compared with $5.7 million in the same period in 2008. For the first six months of 2009, net interest income was down $3.1 million from the same period in 2008. The decline in net interest income primarily reflected the decline in loans, the low interest rate environment, the higher level of nonperforming loans and the change in mix of interest-bearing and noninterest-bearing deposits in 2009. The Company’s contingent liquidity levels have also contributed to the lower net interest income, due to the higher levels of lower yielding cash equivalent investments.

Total loans decreased 8 percent to $399.2 million at June 30, 2009 from $433.2 million at December 31, 2008. The reduction in loans reflects the Bank’s goals of reducing real estate acquisition and development loans and decreasing assets to reduce its capital requirements. Loan charge-offs of $13.1 million for the first six months of 2009 also contributed to reduced loan balances.

Average earning assets were $551.5 million in the second quarter of 2009, compared with $485.4 million in the second quarter of 2008. The Bank’s cash and cash equivalents averaged $89.8 million in the second quarter of 2009 compared with $24.1 million in the second quarter of 2008. The Company is currently maintaining a higher level of low-rate interest-bearing investments to provide a prudent level of liquidity for these economic times. Average interest-bearing liabilities in the second quarter of 2009 were $500.4 million, compared with $382.4 million in the second quarter of 2008, as time deposits were the primary source of funds to provide liquidity. Total deposits increased 1.7 percent to $530.5 million at June 30, 2009 from $521.6 million at December 31, 2008.

The provision for credit losses was $3.7 million in the second quarter of 2009 compared with $13.0 million in the second quarter of 2008. For the six-month period ended June 30, 2009, the provision for credit losses was $7.2 million compared with $13.6 million in the same period of 2008.

Nonperforming assets increased to $61.2 million, or 10.5 percent of total assets, compared with $37.4 million, or 6.3 percent of total assets as of March 31, 2009 and $20.5 million, or 3.5 percent, of assets at December 31, 2008. Construction loans represented 20.2 percent of the loan portfolio at June 30, 2009 and 52.1 percent of the total nonaccrual loans. Real estate construction loans are down 34.9 percent from June 30, 2008 and 13.5 percent from year-end 2008.

The Bank’s total risk based capital ratio at June 30, 2009 was 9.75 percent, meeting the regulatory benchmark for “adequately capitalized”. See the discussion under “Regulatory Supervision” above.

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

	Three Months Ended June 30,
	2009			2008
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$414,497	$6,796	6.58%	$425,731	$8,282	7.82%
Taxable securities	38,023	471	4.97%	25,228	341	5.44%
Non-taxable securities (2)	22,024	351	6.39%	24,496	397	6.52%
Federal funds sold	75,207	36	0.19%	5,160	51	3.98%
Interest-earning balances due from banks and FHLB stock	1,798	—	0.18%	4,774	7	0.59%

Total interest-earning assets (2)	551,549	7,654	5.57%	485,389	9,078	7.52%

Cash and due from banks	13,963			15,354
Allowance for loan losses	(8,878)			(8,283)
Other assets	42,876			41,950

Total assets	$599,510			$534,410

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$84,244	$175	0.83%	$115,641	$450	1.57%
Certificates of deposit	403,781	3,410	3.39%	250,724	2,583	4.14%
Federal funds purchased	—	—	—	3,536	24	2.73%
Junior subordinated debentures	12,372	89	2.89%	12,372	138	4.49%
FHLB and other borrowings	30	—	8.87%	94	2	8.56%

Total interest-bearing liabilities	500,427	3,674	2.94%	382,367	3,197	3.36%

Non-interest-bearing deposits	49,797			91,002
Other liabilities	4,985			3,889

Total liabilities	555,209			477,258
Shareholders’ equity	44,301			57,152

Total liabilities and shareholders’ equity	$599,510			$534,410

Net interest income (2)		$3,980			$5,881

Net interest spread			2.63%			4.16%

Yield on average interest-earning assets			5.57%			7.52%
Interest expense to average interest-earning assets			2.67%			2.65%

Net interest income to average interest-earning assets (net interest margin)			2.89%			4.87%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fees of $279,200 and $401,900 for the second quarter of 2009 and 2008, respectively.

	Six Months Ended June 30,
	2009			2008
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$422,774	$13,780	6.57%	$419,319	$16,709	8.01%
Taxable securities	39,852	1,016	5.14%	26,208	705	5.41%
Non-taxable securities (2)	21,964	701	6.44%	24,409	792	6.53%
Federal funds sold	59,772	64	0.22%	9,681	148	3.07%
Interest-earning balances due from banks and FHLB stock	2,138	1	0.14%	2,832	15	1.07%

Total interest-earning assets (2)	546,500	15,562	5.74%	482,449	18,369	7.66%

Cash and due from banks	14,990			16,216
Allowance for loan losses	(11,179)			(7,135)
Other assets	43,600			39,023

Total assets	$593,911			$530,553

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$91,469	$384	0.85%	$118,557	$1,049	1.78%
Certificates of deposit	384,121	6,667	3.50%	245,050	5,523	4.53%
Federal funds purchased	—	—	—	2,438	35	2.89%
Junior subordinated debentures	12,372	198	3.23%	12,372	331	5.38%
FHLB and other borrowings	35	1	8.85%	104	4	7.73%

Total interest-bearing liabilities	487,997	7,250	3.00%	378,521	6,942	3.69%

Non-interest-bearing deposits	54,714			91,369
Other liabilities	4,769			3,961

Total liabilities	547,480			473,851
Shareholders’ equity	46,431			56,702

Total liabilities and shareholders’ equity	$593,911			$530,553

Net interest income (2)		$8,312			$11,427

Net interest spread			2.74%			3.97%

Yield on average interest-earning assets			5.74%			7.66%
Interest expense to average interest-earning assets			2.68%			2.89%

Net interest income to average interest-earning assets (net interest margin)			3.07%			4.76%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fees of $565,400 and $889,500 for the first six months of 2009 and 2008, respectively.

The net interest margin as a percentage was 2.89 percent in the second quarter of 2009, compared with 4.87 percent in the same quarter last year and 3.07 percent and 4.76 percent for the six-month periods ended June 30, 2009 and 2008, respectively. Tax-equivalent net interest income for the three and six-month periods ended June 30, 2009 was down $1.9 million and $3.1 million, respectively, from the same periods in 2008. Increases in average interest-earning assets of $66.2 million and $64.1 million for the three and six-month periods, respectively, were funded primarily by increases in interest-bearing deposits. The net interest margin in 2009 relative to the net interest margin in 2008 was affected by several factors, including significant rate reductions by the Federal Reserve in the second half of 2008, continued competitive market pricing on both sides of the balance sheet and a lower level of non-interest-bearing demand and low-cost money market deposit accounts.

The Company’s yield on average earning assets was 5.57 percent in the second quarter of 2009, compared with 7.52 percent in the second quarter of 2008. The Company estimates that interest reversals of $527,000 and $1,298,000 reduced the net interest margins for the three and six-month periods ended June 30, 2009 by 42 basis points and 45 basis points, respectively. Interest reversals in 2008 reduced the net interest margin by 10 basis points in the same periods in 2008. The 2009 net interest margins were also affected by a higher level of lower yielding cash equivalent investments as part of the Company’s liquidity management strategy as well as a higher level of nonperforming loans. The average rate on interest-bearing liabilities fell to 2.94 percent in the second quarter of 2009 from 3.05 percent in the first quarter of 2009 and 3.36 percent in the second quarter a year ago. Average funding costs have improved as deposits issued in 2009 were issued in a lower interest rate environment relative to the first half of 2008.

The net interest margin for the six-months ended June 30, 2008 was also affected by the Company’s election to redeem $45.1 million in callable certificates of deposit. In connection with the redemptions, the Company wrote off all unamortized premiums associated with those deposits of $185,000, increasing the average cost of interest-bearing liabilities by approximately 7 basis points and decreasing the net interest margin by approximately 5 basis points.

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

The Company recorded a provision for credit losses of $3.7 million and $7.2 million for the three and six-month periods ended June 30, 2009, compared with $13.0 million and $13.6 million in the same periods of 2008. Net charge-offs of $3.9 million and $5.2 million were recorded for the three-month periods ended June 30, 2009 and 2008, respectively. Net charge-offs for the six-month periods ended June 30, 2009 and 2008 were $12.6 million and $5.3 million, respectively. Gross charge-offs in the second quarter of 2009 consisted primarily of $1.9 million in real estate construction and related loans and $1.5 million in commercial and industrial loans. The level of charge-offs in 2009 to-date primarily reflected the continued decline in appraised values on collateral dependent loans, especially in the residential land development portfolio.

Non-Interest Income

Non-interest income consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Service charges on deposit accounts	$228	$179	$458	$343
International trade fees	20	135	83	335
Fiduciary income	187	163	413	336
Increase in cash surrender value of bank-owned life insurance	155	154	305	306
Wire fees	18	84	47	165
Mortgage brokerage fees	123	46	183	108
Securities losses	(76)	(432)	(87)	(432)
Other income	103	118	219	248

Total noninterest income	$758	$447	$1,621	$1,409

Total non-interest income for the three and six-months periods ended 2009 were $758,000 and $1.6 million, respectively, compared with $447,000 and $1.4 million in the respective periods of last year. In the 2009 periods, the Company has experienced increases in service charges and trust revenues over 2008 levels. In addition, higher levels of residential mortgage originations led to the increase in mortgage brokerage fees in 2009. International trade and wire fees decreased in 2009 primarily due to a planned reduction in the number of nonresident relationships serviced by our Seattle-based international trade department and wire room. In the second quarter of 2009, the Company recorded an impairment charge of $76,000 related to one non-agency mortgage-backed security.

The second quarter of 2008 included securities losses totaling $432,000 of which $232,000 was an impairment loss related to the Company’s investment in FNMA preferred stock.

Non-Interest Expense

Non-interest expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Salaries and employee benefits	$1,942	$2,500	$4,127	$5,007
Net occupancy and equipment	618	630	1,258	1,247
Professional services	547	208	1,117	471
Data processing and communications	382	231	693	446
Interest rate contracts adjustments	128	89	242	317
Federal deposit insurance	504	96	919	187
Foreclosed asset expense, net	224	2,036	284	1,874
Other expense	1,381	1,134	2,222	1,985

Total noninterest expense	$5,726	$6,924	$10,862	$11,534

Non-interest expense in the three and six-month periods ended June 30, 2009 decreased 17 percent and 6 percent, respectively, compared with the respective periods in 2008. Salaries and employee benefits decreased $558,000, or 22 percent, in the second quarter of 2009 and decreased $880,000, or 18 percent, for the first six months of 2009 compared with the respective periods of 2008. The number of full-time equivalent employees at June 30, 2009 was 14 percent less than the same time a year ago, and reflected management’s efforts to streamline operations and reduce overall employee related costs, while maintaining or improving customer service.

FDIC deposit insurance assessments increased $732,000 in the first six months of 2009 when compared to the same period in 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter. FDIC premiums have increased due to the rise in financial institution failures in 2008 and 2009, the Company’s voluntary participation in the Temporary Liquidity Guarantee Program and the FDIC’s rates applicable to banks in the Company’s regulatory classification as of June 30, 2009. Included in other expense was $76,000 for the Company’s pro-rata share of the loss of public deposits arising from the failure of the Bank of Clark County.

The increase in professional services of $646,000 in the first half of 2009 when compared with the same period in 2008 reflected higher legal expenses associated with nonperforming loans, costs related to professional assistance with the Company’s capital raising initiative and external assistance with information technology initiatives.

Foreclosed asset expense decreased $1.8 million in the second quarter of 2009 when compared with the same period in 2008. OREO properties were written down $1.9 million in the second quarter of 2008 to reflect updated appraisals and management’s assessment of amounts ultimately collectible on disposition of the properties, which consisted of one residential real estate project and one parcel of land in the Portland, Oregon area.

Income Taxes

As discussed in Note 9 to the Consolidated Financial Statements in Part I, Item 1, in the second quarter of 2009, the Company established a 100 percent valuation allowance against net deferred tax assets of $10.9 million. The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with the Company’s losses beginning in the fourth quarter of 2007, creates sufficient uncertainty regarding the usability of these deferred tax assets. In future periods, if it becomes more likely that these assets can be utilized the Company can reverse some or all of the valuation allowance. Evidence to substantiate reversing the allowance would include several consecutive quarters and/or years of profitability and an improvement in the economy of the Pacific Northwest.

The Company’s effective tax rate for interim periods is based on projections of taxable income or loss for the full year and is affected by the relative amounts of taxable and non-taxable income and the amount of available tax credits. These projections must also include the impact of any adjustments to a valuation allowance against net deferred tax assets. The net deferred tax valuation allowance recorded in the second quarter of 2009 increased the Company’s tax provision.

Financial Condition

Investment Securities

All of the Bank’s securities are classified as available for sale and carried at fair value. These securities are used by the Bank as a component of its balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Bank’s asset liability committee.

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	June 30, 2009	December 31, 2008
U.S. Agency mortgage-backed securities	$31,015	$39,818
Non-agency mortgage-backed securities	3,688	2,414
Municipal bonds	21,458	21,281
Other securities	544	551

	$56,705	$64,064

Total investment securities as of June 30, 2009 decreased $7.4 million from December 31, 2008 due primarily to paydowns of U.S. Agency mortgage-backed securities. The Company’s securities portfolio consisted of 55 percent of U.S. Agency mortgage-backed securities, 38 percent municipal bonds, and 7 percent non-agency mortgage-backed securities. The following table presents the composition, amortized cost and estimated fair value of the Company’s available for sale investment portfolio:

(dollars in thousands)

June 30, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$29,967	$1,048	$—	$31,015
Non-agency mortgage-backed securities	4,601	—	(913)	3,688
Municipal bonds	21,957	203	(702)	21,458
FNMA preferred stock	35	—	—	35
Mutual fund	500	9	—	509

	$57,060	$1,260	$(1,615)	$56,705

December 31, 2008:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$39,003	$820	$(5)	$39,818
Non-agency mortgage-backed securities	3,971	—	(1,557)	2,414
Municipal bonds	21,965	93	(777)	21,281
FNMA preferred stock	46	—	—	46
Mutual fund	500	5	—	505

	$65,485	$918	$(2,339)	$64,064

At June 30, 2009, the market value of securities available for sale had gross unrealized losses of $1.6 million compared with gross unrealized losses of $2.3 million at December 31, 2008. The majority of unrealized losses at June 30, 2009 related to non-agency mortgage-backed securities (“MBS”), with the balance related to municipal bonds. The Company believes the unrealized losses on municipal bonds are due to market conditions, not in estimated cash flows. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider its municipal bonds to be other-than-temporarily impaired (“OTTI”).

As of June 30, 2009, gross unrealized losses related to the Company’s non-agency MBS was $913,000, or 20 percent, of the aggregate cost basis of these securities. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. The Company has three non-agency MBS, two of which have been in a loss position for greater than 12 months. The Company’s analysis on one non-agency MBS rated less than investment grade indicated a shortfall of estimated contractual cash flows to the tranche of this security owned by the Company. The difference between management’s estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be uncollectible. Accordingly, the Company recorded an OTTI loss of $76,000 for the three and six month periods ended June 30, 2009 because the loss is credit related and it is probable the Company will not recover the entire cost basis of the security. Management will continue to monitor the credit performance of this security and if the performance deteriorates from current levels, additional OTTI losses may be recognized in the future. The unrealized losses on the two other securities were due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not credit quality. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at June 30, 2009.

Loans

Total loans outstanding were $399.2 million and $433.2 million at June 30, 2009 and December 31, 2008, respectively. The Company reduced loans $34.0 million, or 7.8 percent when compared to year-end 2008 balances. This strategic loan reduction reflected the Company’s goals of reducing real estate loan concentrations and decreasing assets to reduce its capital requirements. Loan reductions have been achieved primarily through non-renewal of loans. Loan charge-offs also contributed to reduced loan balances. Unfunded loan commitments were $44.2 million at June 30, 2009 and $60.6 million at December 31, 2008. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The following table presents the composition of the Company’s loan portfolio, in accordance with bank regulatory guidelines, at the dates indicated:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$92,339	23.0%	$113,991	26.3%
Real estate secured:
Construction	80,620	20.2%	93,191	21.5%
Residential 1-4 family	41,222	10.3%	36,662	8.4%
Multifamily	4,726	1.2%	3,028	0.7%
Commercial	178,191	44.6%	184,213	42.4%
Installment and other consumer	2,835	0.7%	3,146	0.7%

Total loans, gross	399,933	100.0%	434,231	100.0%

Deferred loan fees	(722)		(1,016)

Loans, net of deferred loan fees	$399,211		$433,215

The Company’s real estate construction and land development loans were 20.2 percent of the loan portfolio at June 30, 2009, down from 21.5 percent at year-end 2008. The following table illustrates real estate construction loans by project type.

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Residential construction
1-4 family residential	$14,087	17.5%	$18,386	19.7%
Multi-family/condominiums	10,352	12.8%	12,636	13.6%
Residential land development	22,206	27.5%	22,621	24.3%
Commercial construction	33,975	42.1%	39,548	42.4%

	$80,620	100.0%	$93,191	100.0%

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

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial real estate
Owner occupied	$105,655	59.3%	$106,545	57.8%
Non-owner occupied	72,536	40.7%	77,668	42.2%

	$178,191	100.0%	$184,213	100.0%

Allowance for Credit Losses and Credit Quality

Credit risk is inherent in the Bank’s lending activities. The allowance for credit losses represents management’s estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan’s inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from “1” for the strongest credits to “10” for the weakest. A “10” rated loan would normally represent a loss. All loans rated 7-10 collectively comprise the Company’s “Watch List”. The specific grades from 7-10 are “watch list” (risk-rating 7), “special mention” (risk-rating 7.5), “substandard” (risk-rating 8), “doubtful” (risk-rating 9), and “loss” (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management’s ongoing evaluations and the risk ratings of the portfolio is an allowance currently consisting of three components: specific; general; and an amount available for other factors. Prior to the second quarter of 2009, the Company had four components of its allowance for loans losses. The “special” allowance was determined by taking into consideration many factors that are now considered when determining the general component of the allowance for loan losses, as described below. Thus, the general component has increased since December 31, 2008 and the special component has been eliminated.

Specific Allowance. Loans on the Bank’s Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, a specific allowance may be allocated in addition to the general allowance percentage for that particular risk-rating, as outlined in SFAS No. 114.

General Allowance. All loans that do not require a specific allocation are subject to a general allocation based upon historic loss factors. In developing these loss factors, the portfolio is segmented into four categories (consumer, commercial and industrial, real estate construction and term commercial real estate). For each segment, a five-year loss migration analysis is performed to determine the probability and severity of losses as loans migrate downward through the Company’s risk-rating categories. The five-year loss migration model is also weighted so as to provide more effect of recent loss experience on the results. Management also gives effect to the following:

•	effectiveness of credit administration;

•	adequacy of loan review;

•	the adequacy of loan operations personnel and processes;

•	the trend in loan growth and the percentage of change;

•	the level of geographic and/or industry concentration;

•	the effect of competitive issues that impact loan underwriting and structure;

•	the impact of economic conditions, including interest rate trends;

•	the introduction of new loan products or special marketing efforts; and

•	large credit exposure and trends

Amounts Available for Other Factors. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses. The quarterly analysis of specific and general allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. In its analysis of the specific and general allocations of the allowance, management also considers regulatory guidance in addition to the Company’s own experience.

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

The following table shows the components of the allowance for credit losses for the periods indicated:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$8,614	100%	$5,615	40%
Specific	—	—	98	1%
Special	—	—	8,281	59%

Total allowance for credit losses	$8,614	100%	$13,994	100%

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $8.6 million at June 30, 2009, compared with $14.0 million at December 31, 2008. The allowance for credit losses, as a percentage of total loans, was 2.16 percent at June 30, 2009 compared with 3.23 percent on December 31, 2008. The significant increase in the number and amount of loans measured for impairment at June 30, 2009 and recorded at net realizable value, with corresponding charges to the allowance to loan losses in 2009, has reduced the total allowance for loan losses and the ratio of the allowance for loan losses to total loans. The amount of general reserves available for loans not currently evaluated for impairment under SFAS 114 totaled $8.6 million, or 2.50 percent of loans not evaluated for impairment under SFAS 114, at June 30, 2009, compared with $5.6 million, or 1.39 percent on non-impaired loans, at December 31, 2008. The higher ratio of general allowance to non-impaired loans reflected management’s review of historical losses by loan type and the continuing credit quality deterioration of the portfolio. The Company considered the special portion of the allowance at December 31, 2008 to be related primarily to commercial real estate loans, many of which were evaluated for impairment under SFAS 114 in the first six months of 2009.

Charge-offs in the first six months of 2009 totaled $13.1 million and exceeded the $7.2 million provision for the period by $5.9 million. Of the total charge-offs in the first six months of 2009, $6.4 million, or 48 percent, were real estate construction loans. Such loans accounted for 20 percent of the total loan portfolio at June 30, 2009 and 52 percent of the total loans on nonaccrual status. The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. Overall, management believes the allowance for credit losses is adequate to absorb losses in the loan portfolio at June 30, 2009, although there can be no assurance that future loan losses will not exceed management’s current estimates or that the level of nonperforming loans will subside. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Loans outstanding at end of period, net of deferred fees	$399,211	$428,187	$399,211	$428,187
Average loans outstanding during the period	$414,497	$425,731	$422,774	$419,319
Allowance for credit losses, beginning of period	$8,769	$6,425	$13,994	$5,990
Loans charged off:
Commercial	1,524	849	4,065	1,012
Real estate	2,320	4,317	9,001	4,317
Consumer and other	68	29	76	36

Total loans charged-off	3,912	5,195	13,142	5,365

Recoveries:
Commercial	6	1	496	2
Real estate	50	—	55	4
Consumer and other	6	14	11	21

Total recoveries	62	15	562	27

Net loans charged off during the period	3,850	5,180	12,580	5,338
Provision for credit losses	3,695	13,002	7,200	13,595

Allowance for credit losses, end of period	$8,614	$14,247	$8,614	$14,247

Components:
Allowance for loan losses			$8,291	$14,033
Liability for unfunded credit commitments			323	214

Total allowance for credit losses			$8,614	$14,247

Ratio of net loans charged off to average loans outstanding (annualized)	3.73%	4.88%	6.00%	2.56%

Allowance for loan losses/total loans			2.08%	3.28%

Allowance for credit losses/total loans			2.16%	3.33%

The Company reviews the loans in its portfolio regularly for impaired loans, as defined by SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal due. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company has written down impaired loans as of June 30, 2009 to their estimated realizable value, based on current disposition value. These loans are expected to be resolved over the coming quarters, however, further declines in market prices could materially affect the Company’s results of operations and financial condition. At June 30, 2009 the Company’s recorded investment in impaired loans was $54.0 million, compared with $30.2 million at December 31, 2008. No specific reserves were recorded at June 30, 2009 as these loans were carried at the lower of the loan’s contractual balance or the estimated fair value of collateral, with corresponding charges to the allowance for loan losses. The ratio of the Bank’s book balance to total appraised collateral values of impaired loans was 65 percent at June 30, 2009.

Non-performing assets include repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets, classified by bank regulatory guidelines, and loans past due greater than 90 days and still accruing interest at the dates indicated:

(dollars in thousands)	June 30, 2009	December 31, 2008
Loans on nonaccrual status
Secured by real estate:
Real estate construction and development	$29,281	$8,837
Commercial real estate	15,532	4,337
1-4 Family	8,536	995
Multifamily	—	90
Commercial and industrial	2,899	1,430

Total loans on nonaccrual status	56,248	15,689
Other real estate owned	4,822	4,838
Repossessed assets	99	—

Total nonperforming assets	$61,169	$20,527

Total assets	$580,363	$587,426

Percentage of nonperforming assets to total assets	10.54%	3.49%

Percentage of nonaccrual loans to total loans	14.09%	3.62%

Loans past due greater than 90 days and accruing interest	$—	$6,247

Total nonperforming assets were $61.2 million at June 30, 2009, compared with $20.5 million at December 31, 2008. The increase in nonperforming assets from year-end 2008 was attributable to continued stress on borrowers and nonperformance. Due to the downturn in national and regional real estate sales, a number of the Bank’s residential real estate construction and acquisition and development customers have been unable to sell existing inventories in the normal course of business and the repayment of these loans is solely dependent on the liquidation of the collateral. At December 31, 2008 two loans totaling $6.2 million were 90 days past due and still on accrual. One of these loans totaling $6.0 million was brought current in January 2009.

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

Nonaccrual loans at June 30, 2009 totaled $56.2 million, compared with $32.2 million and $15.7 million at March 31, 2009 and December 31, 2008, respectively. Loans placed on nonaccrual during the second quarter totaled $32.1 million. Of these loans $14.2 million related to real estate construction and development and related loans and $7.8 million related to commercial real estate loans. The additions to nonaccrual real estate construction and development loans related primarily to two multi-family projects and one commercial construction project in the Puget Sound area. New commercial and industrial nonaccrual loans in the second quarter of 2009 totaled approximately $10.1 million and related to several borrowers. During the second quarter of 2009, nonaccrual loans were reduced by pay-offs of $2.9 million and charge-offs of $3.5 million. Loans totaling $1.6 million were foreclosed and transferred to other real estate owned.

Other real estate owned totaled $4.8 million at June 30, 2009 and December 31, 2008. Property carried at $1.6 million was sold in the second quarter of 2009, with no significant gain or loss, and offset new foreclosures totaling $1.6 million.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased, internet service listing deposits and, depending on the availability of collateral, borrowings from the Federal Reserve and FHLB.

Secondary sources of liquidity include sale of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. Investments in securities available for sale were $56.7 million at June 30, 2009.

Longer term funding needs can be met through a variety of wholesale sources that have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities, brokered CDs and investments that qualify as regulatory capital, including trust preferred securities and subordinated debt. In addition, the Company may also issue equity capital to address liquidity or capital needs, depending on market conditions.

Liquid assets, mainly balances held at the Federal Reserve Bank, totaled $95.7 million at June 30, 2009, compared with $55.1 million at December 31, 2008. As discussed previously, the Company has taken strategic actions to increase its short-term liquidity. Specifically, loan totals have decreased $34.0 million since year-end 2008 and deposit totals have increased $8.9 million. The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	June 30, 2009	December 31, 2008
Noninterest-bearing demand deposits	$48,834	$70,329
Savings deposits	16,423	16,127
Interest-bearing demand deposits	40,935	13,547
Money market deposits	40,932	72,465
Certificates of deposit under $100,000	127,423	93,880
Certificates of deposit over $100,000	255,934	255,222

Total	$530,481	$521,570

Non-interest-bearing demand deposits at June 30, 2009 decreased $21.5 million from year-end 2008, primarily due to the Company’s planned reduction in the number of non-U.S. resident relationships serviced by its Seattle-based international trade department and wire room. Money market deposits decreased $31.5 million during the same period, reflecting the loss of these non-U.S. resident accounts as well as a $24.7 million decrease in brokered money market accounts.

Interest-bearing demand deposits increased $27.4 million over year-end 2008 primarily due to maturing public funds certificates of deposit moving into FDIC insured NOW accounts. As of July 1, 2009, Washington State public funds certificates of deposits required collateralization and Washington utilizes both methods of deposit with banks in the state.

To offset reduced relationship deposits, the Bank utilized internet listing service time deposits and national market brokered CD’s through June 30, 2009. Internet listing sourced deposits increased $13.1 million in the second quarter of 2009 and $48.1 million since year-end 2008, while national brokered CD’s increased $18.6 million in the second quarter and $23.8 million in the first six months of 2009. CDARs deposits increased $1.0 million in the first half of 2009 to $18.7 million at June 30, 2009. To increase core deposits, the Bank has begun a marketing program to attract additional local deposits targeted at the retail level, as well as more aggressive efforts towards acquiring business customer deposits. Total brokered deposits (national brokered CD’s, CDARs deposits and money market accounts defined as brokered deposits) were $201.6 million at June 30, 2009 compared with $209.5 million at December 31, 2008.

As discussed elsewhere, “adequately capitalized” banks are restricted from accessing wholesale brokered deposits, without approval from the FDIC. The Company will reduce its level of brokered deposits, as maturing brokered deposits will be replaced with retail deposits gathered in the Bank’s branches and through non-brokered wholesale deposits acquired through internet listing services. To further increase balance sheet liquidity, the Company is reducing the ratio of loans to deposits. The Company is selective in the renewal of loans at maturity and has declined loan renewals for borrowers that are loan-only credits where Cowlitz Bank is not the borrower’s primary bank. In addition, the Bank will likely decline loan renewals for borrowers who have risk factors the Bank deems unacceptable going forward, such as violation of loan terms and poor repayment history. Lastly, the Bank is working diligently to reduce nonperforming assets as quickly as possible. The Company can provide no assurance as to its successful implementation of plans or that further deterioration in economic conditions and deposit trends will not have a material adverse affect on the Company’s liquidity.

The Bank has an overnight federal funds borrowing line with a correspondent bank that provides access to an additional $7.3 million for short-term liquidity needs. The Bank is in negotiations to renew a $10 million overnight federal funds borrowing line with another correspondent bank. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for their purchase of federal funds on a short-term basis due to the present adverse economic environment. The Bank also has an established borrowing line with the Federal Home Loan Bank (the “FHLB”) that permits it to borrow up to 20 percent of the

Bank’s assets, subject to collateral limitations. The line is available for overnight federal funds and with the collateral available on June 30, 2009, the Company believes the Bank could borrow up to approximately $113 million. FHLB borrowings in excess of $26.4 million would require the Company to purchase additional FHLB stock. At June 30, 2009, the Company had no overnight federal funds borrowings with FHLB. The Bank also has access to additional liquidity through the Federal Reserve’s primary credit program, subject to collateral limitations.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows from (used by) operations in the first six months of 2009 and 2008 were ($1.3 million) and $3.4 million, respectively. The net cash used by operations in the first six months of 2009 was primarily due to the net loss for the quarter. The net cash flow from operations in the same period of 2008 was primarily from pre-tax earnings adjusted for non-cash items. Net cash flows from investing activities of $33.1 million in the first six months of 2009 related primarily to the decrease in loan balances and mortgage-backed securities repayments. Net cash used by investment activities in the same period of 2008 related primarily to the increase in loans during the period. Cash from financing activities in the first six months of 2009 and 2008 was primarily provided by net deposit growth.

Capital Resources

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum ratios and the actual capital ratios at June 30, 2009 and December 31, 2008 are set forth in the table below.

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2009
Total risk-based capital:
Consolidated	$44,044	9.89%	$35,637	≥	8.00%	N/A		N/A
Bank	$43,370	9.75%	$35,597	≥	8.00%	$44,496	≥	10.00%
Tier 1 risk-based capital:
Consolidated	$37,842	8.49%	$17,819	≥	4.00%	N/A		N/A
Bank	$37,774	8.49%	$17,798	≥	4.00%	$26,698	≥	6.00%
Tier 1 (leverage) capital:
Consolidated	$37,842	6.31%	$23,986	≥	4.00%	N/A		N/A
Bank	$37,774	6.30%	$23,973	≥	4.00%	$29,966	≥	5.00%

December 31, 2008
Total risk-based capital:
Consolidated	$54,637	11.47%	$38,118	≥	8.00%	N/A		N/A
Bank	$52,819	11.10%	$38,076	≥	8.00%	$47,595	≥	10.00%
Tier 1 risk-based capital:
Consolidated	$48,582	10.20%	$19,059	≥	4.00%	N/A		N/A
Bank	$46,770	9.83%	$19,038	≥	4.00%	$28,557	≥	6.00%
Tier 1 (leverage) capital:
Consolidated	$48,582	8.74%	$22,240	≥	4.00%	N/A		N/A
Bank	$46,770	8.41%	$22,243	≥	4.00%	$27,804	≥	5.00%

As of June 30, 2009, the Bank met the regulatory benchmarks for “adequately capitalized”. During the second quarter of 2009, the holding company contributed $1.0 million of capital to the Bank, using available cash balances. The holding company has approximately $680,000 of available cash at June 30, 2009, and continues to analyze all of its capital management options.

The Company is continuing its efforts to raise additional capital from a variety of sources. Any potential investment would be subject to due diligence and may require the approval of the Company’s shareholders. Certain prospective investors have engaged in various stages of due diligence as to the condition of the Company including discussions with management as well as a review of historical financial information and financial analyses of future performance, including loan portfolio credit quality. There can be no assurance that the Company’s efforts to raise additional capital will be successful.

Beginning with the payment due in September 2009, the Company has deferred regularly scheduled interest payments on its outstanding junior subordinated notes relating to its Trust Preferred Securities. Under the terms of the junior subordinated notes and the trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods. The Company is not in default with respect to the Trust Preferred Securities, and the deferral of interest does not constitute an event of default. The Company will continue to accrue interest, but the Company will not make cash interest payments until such time as it elects to resume payments. This action is consistent with the Company’s current business strategy to preserve cash balances at the holding company and maintain a strong balance sheet for the Bank. During the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock.

As of June 30, 2009, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The Federal Reserve has guidelines that will limit inclusion of trust-preferred securities and certain other preferred capital elements to 25 percent of total core capital elements (as defined) that are currently scheduled to become effective March 31, 2011. As of June 30, 2009, trust preferred securities accounted for 31 percent of the Company’s total core capital elements. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Stock Repurchase Program

In September, 2007, the Company announced a stock repurchase program for up to 500,000 shares. As of June 30, 2009, the Company had not repurchased any of its shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. The Company’s assessment of market risk as of June 30, 2009 indicates there were no material changes in the quantitative and qualitative disclosures from those made in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2008.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, the Company carried out evaluations, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that these disclosure controls and procedures are deemed to be ineffective pursuant to the definition of the term “disclosure controls and procedures” set forth in Rule 13a-15(e) due to the late filing of this Form 10-Q. The late filing was due to a delay in completing the financial statements primarily caused by accounting personnel having reduced availability due to facilitating and responding to requests related to an ongoing annual regulatory examination and additional time needed to complete an interim goodwill impairment analysis. Accordingly, the Company did not submit this Form 10-Q within the time period specified in the Securities and Exchange Commission’s rules.

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

We may also experience illiquidity due to unexpected cash outflows on committed lines of credit or financial guarantees or due to unexpected events. The increasingly competitive retail deposit environment increases liquidity risk (and increases our cost of funds) as increasingly sophisticated depositors move funds more frequently in search of higher rates or better opportunities. The Company’s liquidity may be negatively impacted by the pending regulatory action or statutory restrictions on payment of cash dividends by the Bank. We monitor our liquidity risk and seek to avoid over concentration of funding sources and to establish and maintain back-up funding facilities that we can draw down if formal funding sources become unavailable. If we fail to control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

The Company’s liquidity may be impaired due to sharp declines in retail deposits or inability to access wholesale liability sources.

The Company’s liquidity is primarily dependent on retail deposits gathered from the Bank’s branch network and wholesale funding sources. During the two years preceding 2009, loan growth exceeded retail deposit growth and, as a result, the Bank relied on wholesale liabilities for liquidity management. Wholesale liability sources include correspondent banks, the FHLB, deposit brokers and other institutional depositors. This could force the Company to borrow heavily from the FHLB or Federal Reserve Bank. If the Bank is unable to meet minimum capital requirements, the FHLB or Federal Reserve Bank could restrict or limit the Bank’s access to secured borrowings. Further reduction in the Company’s liquidity could have a material adverse effect on our financial condition and results of operations.

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

In addition to regulatory requirements recently imposed on the Bank, the Bank may be subject to an administrative agreement with the FDIC or Washington Department of Financial Institutions.

As a result of a recent examination by the FDIC and Washington Department of Financial Institutions (“DFI”), the Bank may become subject to the terms of an order focusing on steps the FDIC and DFI have identified as necessary to correct deficiencies noted in the examination. Administrative actions may address lending practices, allowance for loan loss policies, reduction of criticized assets, reductions of concentrations in acquisition, development and construction lending, reduction in reliance on brokered deposits, maintenance of certain capital levels and restrictions on the payment of dividends without prior notice to the FDIC regarding any additions or changes to directors or senior executive officers and may not pay certain kinds of severance and other forms of compensation without regulatory approval. There is no guarantee that the Bank will be successful in meeting all of the regulatory requirements imposed on it by the FDIC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 9, 2005)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 31, 2009)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 22, 2009

Cowlitz Bancorporation (Registrant)

By:	/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer