Form 10-Q
period 2009-09-30
COWLITZ BANCORPORATION
filed 2009-11-16
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value on October 31, 2009: 5,133,945 shares

COWLITZ BANCORPORATION AND SUBSIDIARY

		PAGE

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition - September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations - Three and nine months ended September 30, 2009 and September 30, 2008	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss Nine months ended September 30, 2009 and year ended December 31, 2008	5

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and September 30, 2008	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4T.	Controls and Procedures	37

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	40

Forward-Looking Statements

Management’s discussion and the information in this document and the accompanying financial statements contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by words such as “expect”, “believe”, “intend”, “anticipate”, “estimate” or similar expressions, and are subject to risks and uncertainties that could cause actual results to differ materially from those stated. Examples of such risks and uncertainties that could have a material adverse effect on the operations and future prospects of the Company, and could render actual results different from those expressed in the forward-looking statements, include, without limitation: those set forth in our most recent Form 10-K, this Form 10Q and other filings with the SEC; changes in general economic conditions; competition for financial services in the market area of the Company; the impact of the current national and regional economy (including real estate values) on loan demand and borrower’s financial capacity in the Company’s market; quality of the loan and investment portfolio; deposit flows; legislative and regulatory initiatives; regulatory restrictions on our operations and monetary and fiscal policies of the U.S. Government affecting interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements in this document include, without limitation, statements regarding the adequacy of our allowance for loan losses, effect of hedged forecasted transactions potential regulatory restrictions and sources and adequacy of liquidity, including replacement of brokered deposits with retail deposits. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$128,174	$55,106
Investment securities	52,867	64,064
Federal Home Loan Bank stock, at cost	1,247	1,247
Loans, net of deferred loan fees	374,361	433,215
Allowance for loan losses	(11,227)	(13,712)

Total loans, net	363,134	419,503
Cash surrender value of bank-owned life insurance	15,402	14,942
Premises and equipment	5,599	6,185
Foreclosed assets	5,144	4,838
Goodwill	1,798	1,798
Accrued interest receivable and other assets	4,922	19,743

Total assets	$578,287	$587,426

Liabilities
Deposits:
Non-interest-bearing demand	$49,283	$70,329
Savings and interest-bearing demand	57,043	29,674
Money market	32,980	72,465
Certificates of deposit	396,173	349,102

Total deposits	535,479	521,570
Junior subordinated debentures and other borrowings	12,387	12,423
Accrued interest payable and other liabilities	4,467	4,652

Total liabilities	552,333	538,645

Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, no par value; 25,000,000 shares authorized with 5,133,945 and 5,110,358 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	29,349	29,270
Additional paid-in capital	2,571	2,539
(Accumulated deficit)/retained earnings	(7,744)	13,655
Accumulated other comprehensive income	1,778	3,317

Total shareholders’ equity	25,954	48,781

Total liabilities and shareholders’ equity	$578,287	$587,426

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income
Interest and fees on loans	$6,522	$8,287	$20,253	$24,973
Interest on taxable investment securities	427	264	1,443	969
Interest on non-taxable investment securities	226	263	689	788
Other interest and dividend income	68	78	133	241

Total interest income	7,243	8,892	22,518	26,971

Interest expense
Savings and interest-bearing demand deposits	75	48	171	149
Money market	100	328	388	1,276
Certificates of deposit	3,324	2,787	9,991	8,310
Federal funds purchased and other borrowings	1	7	2	46
Junior subordinated debentures	74	138	272	469

Total interest expense	3,574	3,308	10,824	10,250

Net interest income before provision for credit losses	3,669	5,584	11,694	16,721
Provision for credit losses	6,368	2,300	13,568	15,895

Net interest income (loss) after provision for credit losses	(2,699)	3,284	(1,874)	826

Noninterest income
Service charges on deposit accounts	222	221	680	564
International trade fees	14	126	97	461
Fiduciary income	189	143	602	479
Increase in cash surrender value of bank-owned life insurance	154	154	459	460
Wire fees	8	85	55	250
Mortgage brokerage fees	56	50	239	158
Securities gains (losses)	2	(1,412)	(85)	(1,844)
Gains on terminated interest rate contracts	3,110	—	3,110	—
Other income	152	113	371	361

Total noninterest income	3,907	(520)	5,528	889

Noninterest expense
Salaries and employee benefits	1,981	2,333	6,108	7,340
Net occupancy and equipment	654	641	1,912	1,888
Professional services	415	390	1,532	861
Data processing and communications	273	264	966	710
Interest rate contracts adjustments	78	(242)	320	75
Federal deposit insurance	586	94	1,505	281
Foreclosed asset expense, net	181	373	465	2,247
Loan collection and related expenses	215	131	666	270
Other expense	887	743	2,658	2,589

Total noninterest expense	5,270	4,727	16,132	16,261

Loss before income taxes	(4,062)	(1,963)	(12,478)	(14,546)
Income tax benefit	(1,391)	(367)	(4,903)	(5,761)
Deferred tax valuation allowance	1,391	—	13,824	—

Net loss	$(4,062)	$(1,596)	$(21,399)	$(8,785)

Loss per common share:
Basic and diluted	$(0.79)	$(0.31)	$(4.18)	$(1.74)

Weighted average shares outstanding:
Basic and diluted	5,133,945	5,067,379	5,124,109	5,059,188

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(UNAUDITED)

	Common stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Accumulated Other Comprehensive	Total Shareholders’
(dollars in thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2007	5,054,437	$28,936	$2,484	$21,753	$2,367	55,540
Comprehensive loss:
Net loss	—	—	—	(8,098)	—	(8,098)
Net change in unrealized gain (loss) on:
Investments available-for-sale, net of taxes of $494	—	—	—	—	(917)	(917)
Cash flow hedges, net of taxes of ($1,010)	—	—	—	—	1,867	1,867

Comprehensive loss						(7,148)
Proceeds from exercise of stock options and stock purchase plan	20,222	114	—	—	—	114
Issuance of common stock	35,699	220				220
Share-based compensation	—	—	55	—	—	55

Balance, December 31, 2008	5,110,358	29,270	2,539	13,655	3,317	48,781
Comprehensive loss:
Net loss	—	—	—	(21,399)	—	(21,399)
Net change in unrealized gain (loss) on:
Investments available-for-sale	—	—	—	—	2,072	2,072
Cash flow hedges	—	—	—	—	(3,611)	(3,611)

Comprehensive loss						(22,938)
Proceeds from exercise of stock options and stock purchase plan	23,587	79	—	—	—	79
Share-based compensation	—	—	32	—	—	32

Balance, September 30, 2009	5,133,945	$29,349	$2,571	$(7,744)	$1,778	$25,954

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Cash flows from operating activities
Net loss	$(21,399)	$(8,785)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred tax benefit	(4,903)	(5,761)
Valuation allowance on deferred income taxes	13,824	—
Share-based compensation	(64)	45
Depreciation and amortization	1,158	1,155
Provision for credit losses	13,568	15,895
Increase in cash surrender value of bank-owned life insurance	(460)	(460)
Investment securities impairment	87	1,644
(Gain) loss on sales/calls of investment securities	(2)	200
Interest rate contracts adjustments	(1,086)	(91)
Gains on terminated interest rate contracts	(3,110)	—
Net loss (gain) on sales of foreclosed assets	14	(116)
Write-down of foreclosed assets	162	2,137
Net increase in accrued interest receivable and other assets	(415)	(647)
Net increase (decrease) in accrued interest payable and other liabilities	(71)	650

Net cash (used by) from operations activities	(2,697)	5,866

Cash flows from investing activities
Proceeds from maturities, calls and sales of investment securities	14,446	11,268
Net (increase) decrease in loans	37,716	(51,501)
Proceeds from sale of foreclosed assets	4,585	2,482
Purchases of investment securities	(932)	(905)
Proceeds from termination of interest rate contracts	6,403	482
Purchases of premises and equipment	(124)	(332)

Net cash from (used by) investment activities	62,094	(38,506)

Cash flows from financing activities
Net increase in deposits	13,629	59,759
Net decrease in federal funds purchased	—	(625)
Repayment of Federal Home Loan Bank and other borrowings	(36)	(60)
Proceeds from exercise of stock options and stock purchase plan	78	77

Net cash from financing activities	13,671	59,151

Net increase in cash and cash equivalents	73,068	26,511
Cash and cash equivalents, beginning of period	55,106	31,251

Cash and cash equivalents, end of period	$128,174	$57,762

Supplemental disclosure of cash flow information
Cash paid for interest	$11,600	$10,146

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$5,067	$4,525

Change in fair value of available-for-sale investment securities and interest rate contracts	$921	$(1,173)

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

Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated. The Company has one wholly-owned trust, Cowlitz Statutory Trust I (the Trust), for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). In accordance with generally accepted accounting standards, the Company does not consolidate the Trust. Certain reclassifications have been made in prior year’s data to conform to the current year’s presentation.

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has evaluated events for potential recognition and for disclosure through November 16, 2009, the date the condensed consolidated financial statements included in this quarterly report in Form 10-Q were issued. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of results to be anticipated for the year ending December 31, 2009. The interim consolidated financial statements should be read in conjunction with the December 31, 2008 consolidated financial statements, including the notes thereto, included in the Company’s 2008 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards – The Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became the FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In December 2007, the FASB issued new authoritative guidance under ASC Topic 805 (formerly Statement of Financial Accounting Standards SFAS No. 141R, “Business Combinations”). The new authoritative guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. ASC Topic 805 also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. The new authoritative guidance in ASC Topic 805 was effective for business combination reporting for fiscal years beginning on or after December 15, 2008. The Company adopted ASC Topic 805 which will apply to any business combination entered into by the Company closing on or after January 1, 2009.

In December 2007, the FASB issued new authoritative guidance under ASC Topic 810 (formerly SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”). ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Under prior guidance in ASC Topic 810, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of the new authoritative guidance in ASC Topic 810 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The new authoritative guidance in ASC Topic 810 was effective for fiscal years beginning on or after December 15, 2008. The adoption of the new authoritative guidance in ASC Topic 810 as of January 1, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued new authoritative guidance under ASC Topic 815 (formerly SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”). ASC Topic 815 requires disclosure regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosure that is required under ASC Topic 815 includes: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new authoritative guidance in ASC Topic 815 also requires several added quantitative disclosures in financial statements. The new authoritative guidance in ASC Topic 815 became effective for the Company on January 1, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In June 2008, FASB issued new authorization guidance under ASC Topic 260 (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). ASC Topic 260 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The provisions of ASC Topic 260 were effective as of January 1, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new authoritative guidance under the following three ASC’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

ASC Topic 820 (formerly FASB Staff Position (FSP) FAS 157-4, “Fair Value Measurements and Disclosures”), provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have decreased significantly. ASC Topic 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC Topic 820 were effective for the Company’s interim period ended on June 30, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

ASC Topic 825 (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC Topic 825 were effective for the Company’s interim period ended June 30, 2009. The new interim disclosures are included in Note 11 Fair Value Measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

ASC Topic 320 (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), amends current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This ASC Topic 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC Topic 320 were effective for the Company’s interim period ended on June 30, 2009. The Company adopted the provisions of ASC Topic 320 in the second quarter of 2009 and recorded a $76,000 charge for OTTI related to one security.

In May 2009, the FASB issued new authoritative guidance under ASC Topic 855 (formerly SFAS No. 165, “Subsequent Events”). The objective of ASC Topic 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

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

In accordance with ASC Topic 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. ASC Topic 855 should be applied to the accounting for and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic applies to both interim financial statements and annual financial statements. The adoption of ASC Topic 855 as of June 30, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 (formerly FAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, amount other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”. This update amends FASB ASC 820 “Fair Value Measurements and Disclosure,” in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market is not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. We do not expect the adoption of FASB ASU 2009-05 will have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2. Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks including short-term certificates of deposit (original maturities of 90 days or less), and federal funds sold. Federal funds sold generally mature the day following purchase.

3. Earnings (Loss) Per Share

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. For the three and nine-month periods ended September 30, 2009 and 2008, the Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

Options to purchase 642,516 with exercise prices ranging from $4.44 to $16.81 were not included in the computation of diluted loss per share for the three and nine-month periods ended September 30, 2009. Options to purchase 667,066 with exercise prices ranging from $4.44 to $16.81 were not included in the computation of diluted loss per share for the three and nine-month periods ended September 30, 2008.

4. Share-Based Compensation

The Company has a stock incentive plan, a stock appreciation rights (SAR) plan and an employee stock purchase plan, which are described below. Compensation expense related to these plans was a net credit of $17,900 and $63,800, in the three and nine-months periods ended September 30, 2009, respectively, primarily due to the reversal of previously accrued expense of $25,500 and $96,300, respectively, related to the SAR plan. The estimated liability for expenses under the SAR plan are directly related to the price of the Company’s stock, which has declined subsequent to the issuance of SARs to employees. Compensation expense for the plans was a net credit of $28,400 and a net charge of $45,000 in the three and nine-month periods ended September 30, 2008, respectively. Income tax expense recognized in the income statement for share-based compensation for the three and nine-month periods ended September 30, 2009 were $6,300 and $22,400, respectively, compared with an income tax expense of $10,000 and tax benefit of $15,800 for the same periods in 2008, respectively. At September 30, 2009, unrecognized estimated compensation cost related to non-vested SARs and stock options was not significant.

The average fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted in the first nine months of 2009 or 2008. The Company awarded 147,900 SARs in the first nine months of 2008 and none in the same period of 2009. The following assumptions were used in the fair value calculations for the SARs awarded in January 2008: risk free rate of return: 3.4 percent; expected term: 5.1 years; expected volatility: 26.9 percent, and expected dividend: none.

Stock Incentive Plan

The Company has one active shareholder approved stock incentive plan (the 2003 Plan) that permits the grant of stock options and stock awards for up to 500,000 shares, of which 21,301 were available for issue at September 30, 2009. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors, and others whom management believes contributed to the long-term financial success of the Company. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors’ Compensation Committee and expire ten years after the date of grant. It is the Company’s policy to issue new shares for stock options exercised or stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes stock option activity for the nine months ended September 30, 2009:

(dollars in thousands)	Options Outstanding	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	672,066	$10.98
Granted	—	—
Exercised	(12,250)	4.62
Forfeited/Expired	(22,300)	12.30

Balance, end of period	637,516	$11.06	3.4	$—

Exercisable, end of period	634,716	$11.03	3.4	$—

The total intrinsic value of options exercised was $15,100 and $13,200 in the first nine months of 2009 and 2008, respectively. During the first nine months of 2009 the amount of cash received from the exercise of stock options was $56,600 and $13,900 in the comparable period of 2008.

Stock Appreciation Rights Plan

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1 percent to 10 percent, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85 percent of the lowest market price on either the first or last day of the six-month deferral period. The Company is authorized to issue up to 175,000 shares of common stock under the ESPP. As of September 30, 2009, there were 66,229 shares remaining under the ESPP.

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

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2009	2008	2009	2008
Net loss reported	$(4,062)	$(1,596)	$(21,399)	$(8,785)
Unrealized gain (loss) from securities:
Net unrealized gain (loss) on available-for-sale securities arising during the period, net of tax	1,508	(1,530)	1,991	(2,116)
Reclassification adjustment of (gain) loss and impairment included in income, net of tax	(2)	916	81	1,197

Net unrealized gain (loss) from securities	1,506	(614)	2,072	(919)
Unrealized loss from cash flow hedging instruments:
Net unrealized gain (loss) from cash flow hedging instruments arising during the period, net of tax	(473)	561	479	469
Reclassification adjustment of (gains) losses included in income, net of tax	(3,528)	(227)	(4,090)	(58)

Net unrealized gain (loss) from cash flow hedging instruments	(4,001)	334	(3,611)	411

Total comprehensive loss	$(6,557)	$(1,876)	$(22,938)	$(9,293)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6. Investment Securities

The following table presents the composition, amortized cost and estimated fair value of the Company’s available for sale investment portfolio:

(dollars in thousands) September 30, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$25,417	$1,230	$—	$26,647
Non-agency mortgage-backed securities	4,401	6	(830)	3,577
Municipal bonds	21,365	805	(79)	22,091
FNMA preferred stock	35	—	—	35
Mutual fund	500	17	—	517

	$51,718	$2,058	$(909)	$52,867

December 31, 2008:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$39,003	$820	$(5)	$39,818
Non-agency mortgage-backed securities	3,971	—	(1,557)	2,414
Municipal bonds	21,965	93	(777)	21,281
FNMA preferred stock	46	—	—	46
Mutual fund	500	5	—	505

	$65,485	$918	$(2,339)	$64,064

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed securities	$—	$—	$2,782	$(830)	$2,782	$(830)
Municipal bonds	—	—	4,897	(79)	4,897	(79)

	$—	$—	$7,679	$(909)	$7,679	$(909)

At September 30, 2009, there were 13 investment securities in an unrealized loss position, of which all were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) quarterly. Consideration is given to, among other things: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether we expect to recover the amortized cost basis of the security. The Company recorded an OTTI charge of $11,000 on its FNMA preferred security in the first nine months of 2009 and $232,000 in the same period of 2008.

The Company holds three non-agency mortgage-backed securities, two of which have been in a loss position for greater than twelve months. Management has reviewed these securities for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, credit agency ratings, credit enhancements and coverage ratios, historical experience of prepayment rates, collateral default rates and default loss severity. The Company’s analysis in the second quarter of 2009 on one non-agency mortgage-backed security rated less than investment grade, with an amortized cost basis of $2.4 million, indicated a shortfall of estimated contractual cash flows to the tranche of this security owned by the Company. The difference between management’s estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be uncollectible and accordingly, the Company recorded an OTTI loss of $76,000 in the second quarter of 2009. No OTTI charges related to this security were recorded in the third quarter of 2009. The amount of unrealized loss included in OCI at September 30, 2009 related to this security was $722,000. Management continues to monitor the credit performance of this security and if the performance deteriorates from current levels, additional OTTI losses may be recognized in the future. The unrealized losses on the two other securities were due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not credit quality. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at September 30, 2009.

The unrealized losses on the Company’s investments in state and political subdivisions are due to market conditions, not in estimated cash flows. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at September 30, 2009.

The Bank held $1.2 million of common stock in the FHLB of Seattle at September 30, 2009. This security is reported at par value, which represents the Bank’s cost. The FHLB was classified in August 2009 as “undercapitalized” under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. In its November 1, 2009 press release regarding third quarter 2009 financial results, the FHLB stated it met all of its regulatory capital requirements at September 30, 2009, including its risk-based capital requirement. However, the FHLB remains classified as “undercapitalized” by its regulator, in part because of the possibility that modest declines in the value of its private label mortgage-backed securities could cause the FHLB’s risk-based capital to fall below its requirement. As a result, the FHLB has stopped paying a dividend and stated that it has suspended the repurchase and redemption of outstanding common stock. The FHLB plans to submit a capital restoration plan to the FHFA in December 2009.

The FHLB has indicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an OTTI on its investment in FHLB stock. The FHLB has access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLB would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the fair value of the contractual or estimated maturities of the Company’s investment securities at September 30, 2009.

(dollars in thousands)	One year or less	One through 5 years	After 5 through 10 years	After 10 years	Total
U.S. Agency mortgage-backed securities	$4,954	$21,693	$—	$—	$26,647
Non-agency mortgage-backed securities	—	2,437	1,140	—	3,577
Municipal bonds	203	2,355	8,793	10,740	22,091
FNMA preferred stock	—	—	—	35	35
Mutual fund	—	—	—	517	517

Total	$5,157	$26,485	$9,933	$11,292	$52,867

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans. As of September 30, 2009 and December 31, 2008, investment securities in the amounts of $51.8 million and $45.1 million, respectively, were pledged as collateral to secure public deposits and borrowings.

7. Loans and Allowance for Credit Losses

The following table presents the loan portfolio, in accordance with Bank regulatory guidance, as of September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008
Commercial	$79,663	$113,991
Real estate secured:
Construction	68,120	93,191
Residential 1-4 family	41,465	36,662
Multifamily	8,193	3,028
Commercial	174,756	184,213
Installment and other consumer	2,711	3,146

Total loans, gross	374,908	434,231
Deferred loan fees	(547)	(1,016)

Loans, net of deferred loan fees	$374,361	$433,215

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$8,614	$14,247	$13,994	$5,990
Provision for credit losses	6,368	2,300	13,568	15,895
Recoveries	301	35	863	62
Charge-offs	(3,793)	(2,314)	(16,935)	(7,679)

Balance at end of period	$11,490	$14,268	$11,490	$14,268

Components
Allowance for loan losses			$11,227	$13,859
Liability for unfunded loan commitments			263	409

Total allowance for credit losses			$11,490	$14,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Loans on which the accrual of interest has been discontinued totaled $56.3 million and $15.7 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, the recorded investment in loans classified as impaired totaled $53.1 million with a specific allowance totaling $1.1 million. At December 31, 2008, the recorded investment in impaired loans was $30.2 million, with a specific allowance totaling $98,000. The average recorded investment in impaired loans was approximately $48.0 million and $19.0 million for the nine months ended September 30, 2009 and 2008, respectively. The amount of interest recognized on impaired loans during the periods they were impaired was not significant.

8. Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at September 30, 2009, was as follows:

(dollars in thousands)
Commitments to extend credit	$30,501
Credit card commitments	3,192
Standby letters of credit	1,040

$34,733

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

9. Income Taxes

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets, net of valuation allowances, of zero and $6.7 million, respectively. Net deferred income tax assets are included in other assets in the consolidated balance sheet. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The Company’s deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment charges of certain investments and continued elevated levels of provision for credit losses and, as a result, the Company is in a cumulative net loss position since the fourth quarter of 2007. Under the applicable accounting guidance, the Company has concluded that it is not “more likely than not” that the Company will be able to realize its deferred tax assets and, accordingly, has established a full valuation allowance totaling $13.2 million against its net deferred tax asset at September 30, 2009. The valuation allowance will be analyzed quarterly for changes affecting the deferred tax assets. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of the deferred tax asset valuation allowance.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The years 2006 through 2008 remain open for federal and state income tax examination. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties paid during the nine-month period ended September 30, 2009 or the twelve-month period ended December 31, 2008. No accrued interest or penalties were recorded as of September 30, 2009 or December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

10. Derivative Instruments and Hedging Activities

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company entered into interest rate contracts to manage the risk of overall changes in cash flows associated with interest receipts on its prime-based variable-rate loans. In the first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

quarter of 2006, the Company purchased a $50 million five-year prime-based interest rate floor with an effective date of March 29, 2006. In November 2006, the Company purchased two interest rate swaps with an aggregate notional value totaling $75 million. The interest rate swap contracts were scheduled to expire in May 2011.

The Company began applying cash flow hedge accounting treatment as of December 12, 2006 to all of its interest rate contracts. In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. When a hedged item is de-designated prior to maturity, previous adjustments to accumulated other comprehensive income or loss are recognized in earnings to match the earnings recognition pattern over the life of the hedged item if the expected cash flows are probable of occurring as originally specified at inception of the initial hedging relationship.

One interest rate swap contract was terminated in the second quarter of 2008 for a pre-tax gain of $482,000. The other interest rate swap contract was terminated in the first quarter of 2009 for a pre-tax gain of $3.8 million. At the time of the terminations of the interest rate swaps, the forecasted interest receipts at the inception of the hedging relationship remained probable. Therefore, the realized gains were being amortized into earnings over the original term of the interest rate hedges. The Company terminated its interest rate floor contract in the third quarter of 2009 for a pre-tax gain of $2.6 million. As of the end of the third quarter of 2009, the Company determined that the amount of interest receipts currently eligible for hedge accounting under the terms of its hedge designation documentation had significantly decreased and that it was not probable that the Company would have enough interest receipts eligible for hedge accounting as established under the terms of it hedge documentation. At September 30, 2009, interest receipts on approximately $40 million of loans were eligible for hedge accounting under the terms of the Company’s hedge designation and $0.6 million of gains remained in Accumulated Other Comprehensive Income at that date to be amortized over the remaining term of the designated hedging relationship. Gains recognized on terminated interest rate contracts no longer qualifying for hedge accounting totaled $3.1 million and were recorded in noninterest income in the third quarter of 2009. At December 31, 2008, the unrealized gain on interest rate hedges included in Accumulated Other Comprehensive Income was $4.2 million and the fair value of the Company’s interest rate contracts designated as hedging instruments (included in other assets on the Consolidated Statements of Condition) was $8.1 million.

The following table shows the location and amount of gains and losses reported in the Consolidated Statement of Operations on the Company’s interest rate contracts, designated as hedging instruments, for the nine months ended September 30, 2009:

(dollars in thousands)
Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion)
$(1,565)	Interest Income	$1,406	Noninterest Income	$3,110	Noninterest Expense	$(320)

In the next twelve months, it is estimated that the hedged forecasted transactions will affect earnings such that a non-cash credit of $446,000 will be reclassified into pre-tax earnings from accumulated other comprehensive income.

11. Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Impaired Loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan, less costs to sell. Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals.

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

(dollars in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Available for sale securities	$52,867	$517	$52,350	$—
Nonrecurring basis:
Impaired loans (1)	53,051	—	—	53,051
Other real estate owned (2) (3)	5,086	—	—	5,086
Repossessed assets (4)	58	—	—	58

Total	$111,062	$517	$52,350	$58,195

(1)	Impaired loans totaling $53.1 million at September 30, 2009 were subject to partial charge-offs totaling $3.6 million and $8.6 million during the three and nine-month periods ended September 30, 2009, respectively.
(2)	Loans receivable transferred to other real estate owned during the nine-month period ended September 30, 2009 with a carrying value totaling $6.2 million were written down to their fair value less cost to sell totaling $4.9 million, resulting in a loss of $1.3 million, which was charged to the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(3)	A valuation allowance totaling $162,300 was recorded on properties with a carrying value of $1.1 million before the valuation allowance and was charged to earnings during the nine-month period ended September 30, 2009.
(4)	Loans receivable transferred to repossessed assets during the nine-month period ended September 30, 2009 with a carrying value totaling $139,700 were written down to their fair value less cost to sell totaling $99,000, resulting in a loss totaling $40,700, which was charged to the allowance for loan losses.

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

Financial Disclosures about Fair Value of Financial Instruments

ASC Subtopic 825-10 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of the Subtopic. Accordingly, the fair value disclosures required by the Subtopic are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company.

The estimated fair values of all of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$128,174	$128,174	$55,106	$55,106
Investment securities	52,867	52,867	64,064	64,064
Federal Home Loan Bank stock	1,247	1,247	1,247	1,247
Loans, net of allowance for loan losses and deferred loan fees	363,135	333,923	419,503	388,387
Interest rate contracts	—	—	8,110	8,110

Financial liabilities:
Non-interest-bearing demand deposits	$49,283	$49,283	$70,329	$70,329
Savings and interest-bearing demand deposits	57,043	57,043	29,674	29,674
Money market deposits	32,980	32,980	72,465	72,465
Certificates of deposit	396,173	399,356	349,102	356,409
Junior subordinated debentures and other borrowings	12,387	2,950	12,423	6,424

The following methods and assumptions were used to estimate the fair value of each class of financial instrument not stated above, for which it is practicable to estimate that value:

Cash and cash equivalents – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank stock – The carrying amount approximates fair value.

Loan receivables – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate loans approximate fair value. The fair values of fixed rate loans are calculated by discounting contractual cash flows at rates which similar loans are currently being made. The 2009 and 2008 fair value calculations of real estate construction and development loans and nonperforming loans have been further discounted by a liquidity factor related to the current market environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Goodwill

Another critical accounting policy of the Company is that related to the carrying value of goodwill. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. Under ASC Topic 350, Intangibles – Goodwill and Other Intangibles, the Company ceased amortization of goodwill on January 1, 2002 and periodically tests goodwill for impairment.

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

The goodwill impairment analysis involves a two-step process. The first step is a comparison of the Company’s fair value to its carrying value. Management estimates fair value using a combination of the income approach and market approach with the best information available, including market transaction information and discounted cash flow analysis. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. For purposes of the goodwill impairment test, the Company was identified as a single reporting unit. The market approach estimates the fair value of a company by examining the price at which similar companies, or shares of similar companies, are exchanged. Based on management’s goodwill impairment analysis, it was determined that the Company’s fair value exceeded its carrying value and therefore did not indicate potential impairment under step one of the process.

In the second step, the amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, a company allocates the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference. The analysis performed in step one as of September 30, 2009, indicated no impairment and as a result further analysis under step two was not performed.

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

Economic Conditions

The Company’s business is closely tied to the economies of western Washington and northwest Oregon. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall. Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty about future economic conditions.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely effected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs and, in conjunction with a lowered future earnings expectation, the decision to record a 100 percent valuation allowance on the Company’s deferred tax asset leading to a net loss of $4.1 million and $21.4 million in the three month and nine-month periods ended September 30, 2009.

The local and regional economy also has a direct impact on the volume of bank deposits. Core deposits have declined since mid-2006 in part because business and retail customers have realized a reduction in cash available to deposit in the Bank as well as significant competition for deposits from other financial institutions. Core deposit volumes have also decreased significantly as a result of the Company’s decision in December 2008 to reduce the number of non-U.S. resident relationships serviced by the Bank’s Seattle-based international trade department.

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

During the third quarter of 2009, the Bank was subject to its annual regulatory examination, at which time regulators imposed certain restrictions on the Bank. Among other things, the regulators have instructed management to reduce nonperforming assets, raise and/or improve capital levels, restrict dividend payments, improve liquidity, limit deposit pricing and restrict access to certain brokered or other wholesale funding sources. As of the date of filing of this Quarterly Report on Form 10-Q, the Bank has not yet received its final examination report.

At September 30, 2009, the Bank’s leverage and tier 1 capital ratios were 5.80 percent and 8.21 percent, respectively, meeting the benchmarks for “well-capitalized” by regulatory standards. The Bank’s total risk-based capital ratio was 9.48 percent, meeting the “adequately-capitalized” benchmark, with the “well-capitalized benchmark at 10.0 percent. Although the Bank had excluded the majority of its deferred tax assets from the computation of regulatory capital for several quarters prior to the second quarter of 2009, the ratios at September 30, 2009 include a reduction of 23 basis points in the leverage ratio and 41 basis points in the tier 1 and total risk-based capital ratios related to the establishment of a 100 percent valuation allowance against net deferred tax assets. An “adequately capitalized” designation may result in certain operating restrictions, such as losing eligibility for a streamlined review process for acquisition proposals as well as the Bank’s ability to accept brokered deposits without the prior approval of the FDIC. In addition, the Bank’s status as “adequately capitalized” and level of non-performing assets will likely result in further restrictions and may result in the issuance of a regulatory order.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Overview

The Company’s net loss for the quarter ended September 30, 2009 was $4.1 million, or ($0.79) per share, compared with net loss of $1.6 million, or ($0.31) per share during the same period of 2008. The current quarter’s results included a $6.4 million provision for credit losses and a $3.1 million gain attributable to terminated interest rate hedges. For the first nine months of 2009, the Company’s net loss was $21.4 million, compared with net loss of $8.8 million for the same period of 2008.

In the second quarter of 2009, the Company recorded a 100 percent valuation allowance against its net deferred tax assets at June 30, 2009, and subsequently increased the valuation allowance in the third quarter of 2009 for the amount of tax benefit related to the third quarter pre-tax loss. The non-cash charges increased the net loss by $1.4 million and $13.8 million for the third quarter and year-to-date 2009, respectively. This action reflects the Company’s recent loss history and management’s assessment of the amounts and reduced probability of sufficient income in future periods to utilize its deferred tax assets. The non-cash charge did not affect the Company’s cash flows or liquidity and did not have a significant effect on the Company’s regulatory capital ratios. Had the Company recorded no valuation allowance against net deferred tax assets, the net loss would have been $2.6 million, or ($0.52) per share, for the third quarter and $7.6 million, or ($1.48) per share, for the first nine months of 2009.

Net interest income was $3.7 million in the third quarter of 2009, compared with $5.6 million in the same period in 2008. For the first nine months of 2009, net interest income was down $5.0 million from the same period in 2008. The decline in net interest income primarily reflected the decline in loans and loan fees, the low interest rate environment, the higher level of nonperforming loans and the change in mix of interest-bearing and noninterest-bearing deposits in 2009. The Company’s enhanced liquidity levels in 2009 have also contributed to the lower net interest income, due to the higher levels of lower yielding cash equivalent investments.

Total loans decreased 14 percent to $374.4 million at September 30, 2009 from $433.2 million at December 31, 2008. The reduction in loans reflects the Bank’s goals of reducing real estate acquisition and development loans and decreasing assets to reduce its capital requirements. Loan charge-offs of $16.9 million for the first nine months of 2009 also contributed to reduced loan balances.

Average earning assets were $545.8 million in the third quarter of 2009, compared with $496.7 million in the third quarter of 2008. The Bank’s cash and cash equivalents averaged $117.0 million in the third quarter of 2009 compared with $30.4 million in the third quarter of 2008. The Company is currently maintaining a higher level of low-rate interest-bearing investments to provide a prudent level of liquidity for these economic times. Average interest-bearing liabilities in the third quarter of 2009 were $501.9 million, compared with $403.8 million in the third quarter of 2008, as time deposits were the primary source of funds to provide enhanced liquidity. Total deposits increased 2.7 percent to $535.5 million at September 30, 2009 from $521.6 million at December 31, 2008.

The provision for credit losses was $6.4 million in the third quarter of 2009 compared with $2.3 million in the third quarter of 2008. For the nine-month period ended September 30, 2009, the provision for credit losses was $13.6 million compared with $15.9 million in the same period of 2008.

Nonperforming assets totaled $61.4 million, or 10.6 percent of total assets, compared with $20.5 million, or 3.5 percent, of assets at December 31, 2008. Construction loans represented 18 percent of the loan portfolio at September 30, 2009 and 50 percent of the total nonaccrual loans. Construction loans are down 33 percent from September 30, 2008 and 27 percent from year-end 2008.

The Bank’s total risk based capital ratio at September 30, 2009 was 9.48 percent, meeting the regulatory benchmark for “adequately capitalized”. See the discussion under “Regulatory Supervision” above.

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

	Three Months Ended September 30,
	2009			2008
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$388,696	$6,547	6.68%	$436,770	$8,341	7.60%
Taxable securities	32,548	427	5.20%	19,036	264	5.52%
Non-taxable securities (2)	22,049	345	6.21%	23,946	396	6.58%
Federal funds sold	13,363	8	0.24%	15,377	72	1.86%
Interest-earning balances due from banks and FHLB stock	89,127	60	0.27%	1,561	6	1.53%

Total interest-earning assets (2)	545,783	7,387	5.37%	496,690	9,079	7.27%

Cash and due from banks	15,708			14,680
Allowance for loan losses	(10,125)			(13,511)
Other assets	34,872			42,106

Total assets	$586,238			$539,965

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$94,334	$175	0.74%	$104,718	$376	1.43%
Certificates of deposit	395,188	3,324	3.34%	285,733	2,787	3.88%
Federal funds purchased	—	—	—	950	5	2.09%
Junior subordinated debentures	12,372	74	2.37%	12,372	138	4.44%
FHLB and other borrowings	19	1	8.77%	76	2	8.20%

Total interest-bearing liabilities	501,913	3,574	2.82%	403,849	3,308	3.26%

Non-interest-bearing deposits	49,719			84,111
Other liabilities	4,925			4,128

Total liabilities	556,557			492,088
Shareholders’ equity	29,681			47,877

Total liabilities and shareholders’ equity	$586,238			$539,965

Net interest income (2)		$3,813			$5,771

Net interest spread			2.55%			4.01%

Yield on average interest-earning assets			5.37%			7.27%
Interest expense to average interest-earning assets			2.60%			2.65%

Net interest income to average interest-earning assets (net interest margin)			2.77%			4.62%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fees of $280,800 and $312,300 for the third quarter of 2009 and 2008, respectively.

	Nine Months Ended September 30,
	2009			2008
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$411,289	$20,328	6.61%	$425,177	$25,051	7.87%
Taxable securities	37,055	1,443	5.21%	23,800	969	5.44%
Non-taxable securities (2)	22,328	1,046	6.26%	24,253	1,187	6.54%
Federal funds sold	44,132	72	0.22%	12,105	212	2.34%
Interest-earning balances due from banks and FHLB stock	31,454	61	0.26%	1,894	29	2.05%

Total interest-earning assets (2)	546,258	22,950	5.61%	487,229	27,448	7.53%

Cash and due from banks	15,233			16,012
Allowance for loan losses	(10,824)			(9,276)
Other assets	40,658			39,747

Total assets	$591,325			$533,712

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$92,435	$559	0.81%	$113,908	$1,425	1.67%
Certificates of deposit	387,851	9,991	3.44%	258,711	8,310	4.29%
Federal funds purchased	—	—	—	1,939	40	2.76%
Junior subordinated debentures	12,372	272	2.94%	12,372	469	5.06%
FHLB and other borrowings	30	2	8.91%	95	6	7.90%

Total interest-bearing liabilities	492,688	10,824	2.94%	387,025	10,250	3.54%

Non-interest-bearing deposits	53,031			88,932
Other liabilities	4,820			4,016

Total liabilities	550,539			479,973
Shareholders’ equity	40,786			53,739

Total liabilities and shareholders’ equity	$591,325			$533,712

Net interest income (2)		$12,126			$17,198

Net interest spread			2.67%			3.99%

Yield on average interest-earning assets			5.61%			7.53%
Interest expense to average interest-earning assets			2.65%			2.81%

Net interest income to average interest-earning assets (net interest margin)			2.96%			4.71%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fees of $846,200 and $1,201,700 for the first nine months of 2009 and 2008, respectively.

The net interest margin as a percentage was 2.77 percent in the third quarter of 2009, compared with 4.62 percent in the same quarter last year and 2.96 percent and 4.71 percent for the nine-month periods ended September 30, 2009 and 2008, respectively. Tax-equivalent net interest income for the three and nine-month periods ended September 30, 2009 was down $2.0 million and $5.1 million, respectively, from the same periods in 2008. Increases in average interest-earning assets of $49.1 million and $59.0 million for the three and nine-month periods, respectively, were funded primarily by increases in interest-bearing deposits. The net interest margin in 2009 relative to the net interest margin in 2008 was affected by several factors, including significant rate reductions by the Federal Reserve in the second half of 2008, lower loan volumes and fees, higher levels of nonperforming loans, high levels of low yielding cash-equivalent investments and a lower level of non-interest-bearing demand and low-cost money market deposit accounts.

The Company’s yield on average earning assets was 5.37 percent in the third quarter of 2009, compared with 7.27 percent in the third quarter of 2008. The Company estimates that interest reversals of $192,000 and $1,490,000 reduced the net interest margins for the three and nine-month periods ended September 30, 2009 by 14 basis points and 36 basis points, respectively. Interest reversals in 2008 reduced the net interest margin by 11 basis points in the same periods in 2008.

The average rate on interest-bearing liabilities fell to 2.82 percent in the third quarter of 2009 from 2.94 percent in the second quarter of 2009 and 3.26 percent in the third quarter a year ago. Average funding costs have improved as deposits issued in 2009 were issued in a lower interest rate environment relative to the nine months of 2008.

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

The Company recorded a provision for credit losses of $6.4 million and $13.6 million for the three and nine-month periods ended September 30, 2009, compared with $2.3 million and $15.9 million in the same periods of 2008. Net charge-offs of $3.5 million and $2.3 million were recorded for the three-month periods ended September 30, 2009 and 2008, respectively. Charge-offs in the third quarter of 2009 consisted primarily of $2.6 million in real estate construction. Net charge-offs for the nine-month periods ended September 30, 2009 and 2008 were $16.1 million and $7.6 million, respectively. The level of charge-offs in 2009 to-date primarily reflected the continued decline in appraised values on collateral dependent loans, especially in the residential land development portfolio.

Non-Interest Income

Non-interest income consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Service charges on deposit accounts	$222	$221	$680	$564
International trade fees	14	126	97	461
Fiduciary income	189	143	602	479
Increase in cash surrender value of bank-owned life insurance	154	154	459	460
Wire fees	8	85	55	250
Mortgage brokerage fees	56	50	239	158
Securities gains (losses)	2	(1,412)	(85)	(1,844)
Gains on terminated interest rate contracts	3,110	—	3,110	—
Other income	152	113	371	361

Total noninterest income	$3,907	$(520)	$5,528	$889

Total non-interest income for the three and nine-months periods ended 2009 were $3.9 million and $5.5 million, respectively, compared with $(520,000) and $889,000 in the respective periods of last year. The increase in non-interest income in the third quarter of 2009 was primarily attributable to a $3.1 million gain recognized on terminated interest rate contracts with a notional value of $125 million entered into to hedge interest rate payments on variable rate loans. As of the end of the third quarter of 2009, the Company determined that the amount of interest receipts currently eligible for hedge accounting under the terms of its hedge designation documentation had significantly decreased and that it was not probable that the Company would have enough interest receipts eligible for hedge accounting. At September 30, 2009, interest receipts on approximately $40 million of loans were eligible for hedge accounting under the terms of the Company’s hedge designation and $0.6 million of gains remained in Accumulated Other Comprehensive Income at that date to be amortized over the remaining term of the designated hedging relationship.

In the second quarter of 2009, the Company recorded an other-than-temporary impairment (OTTI) charge of $76,000 related to one non-agency mortgage-backed security. An OTTI charge of $1.4 million was recorded in the third quarter of 2008 related to the Company’s investment in FNMA preferred stock.

In the 2009 periods, the Company experienced increases in service charges and trust revenues over 2008 levels. In addition, higher levels of residential mortgage originations led to the increase in mortgage brokerage fees in 2009. International trade and wire fees decreased in 2009 primarily due to a planned reduction in the number of nonresident relationships serviced by our Seattle-based international trade department and wire room.

Non-Interest Expense

Non-interest expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Salaries and employee benefits	$1,981	$2,333	$6,108	$7,340
Net occupancy and equipment	654	641	1,912	1,888
Professional services	415	390	1,532	861
Data processing and communications	273	264	966	710
Interest rate contracts adjustments	78	(242)	320	75
Federal deposit insurance	586	94	1,505	281
Foreclosed asset expense, net	181	373	465	2,247
Loan collection and related expenses	215	131	666	270
Other expense	887	743	2,658	2,589

Total noninterest expense	$5,270	$4,727	$16,132	$16,261

Noninterest expenses in the third quarter of 2009 were $5.3 million, compared with $4.7 million in the same period of 2008. Salaries and employee benefits decreased $352,000, or 15 percent, in the third quarter of 2009 and decreased $1.2 million, or 17 percent, for the first nine months of 2009 compared with the respective periods of 2008. The number of full-time equivalent employees at September 30, 2009 was 14 percent less than the same time a year ago, and reflected management’s efforts to streamline operations and reduce overall employee related costs, while maintaining or improving customer service.

FDIC deposit insurance assessments increased $1.2 million in the first nine months of 2009 when compared to the same period in 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter. FDIC premiums have increased due to the rise in financial institution failures in 2008 and 2009, the Company’s voluntary participation in the Temporary Liquidity Guarantee Program and the FDIC’s rates applicable to banks in the Company’s regulatory classification as of September 30, 2009.

The increase in professional services of $671,000 in the first nine months of 2009 when compared with the same period in 2008 primarily reflected higher legal expenses associated with nonperforming loans, costs related to professional assistance with the Company’s capital raising initiative and, to a lesser degree, external assistance with information technology initiatives.

The increase in loan collection and related expenses of $396,000 in the first nine months of 2009 when compared with the same period in 2008 primarily reflected higher appraisal and collection expenses associated with nonperforming loans. Foreclosed asset expense decreased $1.8 million in the first nine months of 2009 when compared with the same period in 2008. OREO properties were written down $1.9 million in the second quarter of 2008 to reflect updated appraisals and management’s assessment of amounts ultimately collectible on disposition of the properties, which consisted of one residential real estate project and one parcel of land in the Portland, Oregon area.

Income Taxes

As discussed in Note 9 to the Consolidated Financial Statements in Part I, Item 1, all tax benefits from operating losses in 2009 have been deferred and all net deferred tax assets have been fully reserved. The valuation allowance against net deferred tax assets totaled $13.2 million at September 30, 2009. The possibility of further loan losses and higher cost levels associated with carrying nonperforming assets, coupled with the Company’s losses beginning in the fourth quarter of 2007, created sufficient uncertainty regarding the usability of its net deferred tax assets. In future periods, if it becomes more likely that these assets can be utilized, the Company can reverse some or all of the valuation allowance. Evidence to substantiate reversing the allowance would include several consecutive quarters and/or years of profitability and an improvement in the economy of the Pacific Northwest.

Excluding the deferred tax valuation allowance of $1.4 million and $12.4 million for the third quarter and year-to-date 2009, respectively, the benefit for income tax would have been 34 percent and 39 percent, respectively. The Company’s effective tax rate for the third quarter and year to-date 2008 was 19 percent and 40 percent, respectively. The change in the year-to-date effective tax benefit rate to 40 percent at September 30, 2008 caused the third quarter 2008 tax benefit rate to be 19 percent. When the Company incurs a pre-tax loss as it did in the third quarter of 2008, its effective tax rate is higher than the Federal statutory rate of 35 percent primarily due to tax-exempt income related to its municipal securities portfolio and investments in bank-owned life insurance. The Company’s effective tax rate for interim periods is based on projections of taxable income or loss for the full year and is affected by the relative amounts of taxable and non-taxable income and the amount of available tax credits. These projections must also include the impact of any adjustments to a valuation allowance against net deferred tax assets. The net deferred tax valuation allowance recorded in 2009 led to an $8.9 million tax provision for the year to-date.

Financial Condition

Investment Securities

All of the Bank’s securities are classified as available for sale and carried at fair value. These securities are used by the Bank as a component of its balance sheet management strategies. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Bank’s asset liability committee.

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	September 30, 2009	December 31, 2008
U.S. Agency mortgage-backed securities	$26,647	$39,818
Non-agency mortgage-backed securities	3,577	2,414
Municipal bonds	22,091	21,281
Other securities	552	551

	$52,867	$64,064

Total investment securities as of September 30, 2009 decreased $11.2 million from December 31, 2008 due primarily to paydowns of U.S. Agency mortgage-backed securities. The Company’s securities portfolio consisted of 50 percent of U.S. Agency mortgage-backed securities, 42 percent municipal bonds, and 7 percent non-agency mortgage-backed securities. The following table presents the composition, amortized cost and estimated fair value of the Company’s available for sale investment portfolio:

(dollars in thousands) September 30, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$25,417	$1,230	$—	$26,647
Non-agency mortgage-backed securities	4,401	6	(830)	3,577
Municipal bonds	21,365	805	(79)	22,091
FNMA preferred stock	35	—	—	35
Mutual fund	500	17	—	517

	$51,718	$2,058	$(909)	$52,867

December 31, 2008:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$39,003	$820	$(5)	$39,818
Non-agency mortgage-backed securities	3,971	—	(1,557)	2,414
Municipal bonds	21,965	93	(777)	21,281
FNMA preferred stock	46	—	—	46
Mutual fund	500	5	—	505

	$65,485	$918	$(2,339)	$64,064

At September 30, 2009, the market value of securities available for sale had gross unrealized losses of $0.9 million compared with gross unrealized losses of $2.3 million at December 31, 2008. The majority of unrealized losses at September 30, 2009 related to non-agency mortgage-backed securities (“MBS”), with the balance related to municipal bonds. The Company believes the unrealized losses on municipal bonds are due to market conditions, not in estimated cash flows. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider its municipal bonds to be other-than-temporarily impaired (“OTTI”).

As of September 30, 2009, gross unrealized losses related to the Company’s non-agency MBS was $830,000, or 19 percent, of the aggregate cost basis of these securities. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. The Company has three non-agency MBS, two of which have been in a loss position for greater than 12 months. The Company’s analysis on one non-agency MBS rated less than investment grade as of June 30, 2009 indicated a shortfall of estimated contractual cash flows to the tranche of this security owned by the Company. The difference between management’s estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be uncollectible. Accordingly, the Company recorded an OTTI loss of $76,000 in the second quarter of 2009 because the loss was credit related and it is probable the Company will not recover the entire cost basis of the security. No OTTI charges related to this security were recorded in the third quarter of 2009. Management will continue to monitor the credit performance of this security and if the performance deteriorates from current levels, additional OTTI losses may be recognized in the future. The unrealized losses on the two other securities were due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not credit quality. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at September 30, 2009.

Loans

Total loans outstanding were $374.4 million and $433.2 million at September 30, 2009 and December 31, 2008, respectively. The Company reduced loans $58.8 million, or 14 percent when compared to year-end 2008 balances. This strategic loan reduction reflected the Company’s goals of reducing real estate loan concentrations and decreasing assets to reduce its capital requirements. Loan reductions have been achieved primarily through non-renewal of loans. Loan charge-offs also contributed to reduced loan balances. Unfunded loan commitments were $34.7 million at September 30, 2009 and $60.6 million at December 31, 2008. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The following table presents the composition of the Company’s loan portfolio, in accordance with bank regulatory guidelines, at the dates indicated:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$79,663	21%	$113,991	26%
Real estate secured:
Construction	68,120	18%	93,191	22%
Residential 1-4 family	41,465	11%	36,662	8%
Multifamily	8,193	2%	3,028	1%
Commercial	174,756	47%	184,213	42%
Installment and other consumer	2,711	1%	3,146	1%

Total loans, gross	374,908	100%	434,231	100%

Deferred loan fees	(547)		(1,016)

Loans, net of deferred loan fees	$374,361		$433,215

The Company’s real estate construction and land development loans were 18 percent of the loan portfolio at September 30, 2009, down from 21 percent at year-end 2008. The following table illustrates real estate construction loans by project type.

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Residential construction
1-4 family residential	$5,799	8.5%	$18,386	19.7%
Multi-family/condominiums	10,266	15.1%	12,636	13.6%
Residential land development	21,177	31.1%	22,621	24.3%
Commercial construction	30,878	45.3%	39,548	42.4%

	$68,120	100.0%	$93,191	100.0%

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

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial real estate
Owner occupied	$104,325	59.7%	$106,545	57.8%
Non-owner occupied	70,431	40.3%	77,668	42.2%

	$174,756	100.0%	$184,213	100.0%

Allowance for Credit Losses and Credit Quality

Credit risk is inherent in the Bank’s lending activities. The allowance for credit losses represents management’s estimate of potential losses as of the date of the financial statements. The loan portfolio is regularly reviewed to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company estimates losses inherent in all loans and commitments to make loans, and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. An important element in determining the adequacy of the allowance for credit losses is an analysis of loans by loan risk-rating categories. At a loan’s inception and periodically throughout the life of the loan, management evaluates the credit risk by using a risk-rating system. This grading system currently includes eleven levels of risk. Risk ratings range from “1” for the strongest credits to “10” for the weakest. A “10” rated loan would normally represent a loss. All loans rated 7-10 collectively comprise the Company’s “Watch List”. The specific grades from 7-10 are “watch list” (risk-rating 7), “special mention” (risk-rating 7.5), “substandard” (risk-rating 8), “doubtful” (risk-rating 9), and “loss” (risk-rating 10). When indicators such as operating losses, collateral impairment or delinquency problems show that a credit may have weakened, the credit will be downgraded as appropriate. Similarly, as borrowers bring loans current, show improved cash flows or improve the collateral position of a loan, the credits may be upgraded. The result of management’s ongoing evaluations and the risk ratings of the portfolio is an allowance currently consisting of four components: specific; general; special; and an amount available for other factors.

Specific Allowance. Loans on the Bank’s Watch List, as described above, are specifically reviewed and analyzed. Management considers in its analysis expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to pay. When significant conditions or circumstances exist on an individual loan indicating greater risk, a specific allowance may be allocated in addition to the general allowance percentage for that particular risk-rating.

General Allowance. All loans that do not require a specific allocation are subject to a general allocation based upon historic loss factors. In developing these loss factors, the portfolio is segmented into four categories (consumer, commercial and industrial, real estate construction and term commercial real estate). For each segment, a three-year loss migration analysis is performed to determine the probability and severity of losses as loans migrate downward through the Company’s risk-rating categories. The three-year loss migration model is also weighted so as to provide more effect of recent loss experience on the results.

Special Allowance. Special allowances are established to provide for uncertainties that may exist when estimating inherent losses in the loan portfolio categories. Special allocations are to take into consideration various factors that include, but are not limited to:

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

Amounts Available for Other Factors. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses. The quarterly analysis of specific and general allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. In the analysis of the specific and general allocations of the allowance, management considers bank regulatory exam results and findings of external credit examiners in its quarterly evaluation of the allowance for credit losses.

Liability for Unfunded Credit Commitments. Management determines the adequacy of the liability for unfunded credit commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The liability is based on estimates, which are evaluated on a regular basis, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

The following table shows the components of the allowance for credit losses for the periods indicated:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$9,797	86%	$5,615	40%
Specific	1,061	9%	98	1%
Special	355	3%	8,281	59%
Amounts available for other factors	277	2%	—	—%

Allowance for loan losses	$11,490	100%	$13,994	100%

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $11.5 million at September 30, 2009, compared with $14.0 million at December 31, 2008. The allowance for credit losses, as a percentage of total loans, was 3.07 percent at September 30, 2009 compared with 3.23 percent on December 31, 2008. The Company’s special portion of the allowance at December 31, 2008 related primarily to its commercial real estate loans, many of which were evaluated for impairment in the first nine months of 2009. At September 30, 2009, the Company identified 94 percent of its nonperforming loans as impaired and performed a specific valuation analysis on each loan, resulting in a specific reserve of $1.1 million, or 2 percent of the nonperforming loans for which a specific analysis was performed. Due to the results of these specific valuation analyses and resulting charge-offs, the total amount of the allowance for credit losses has decreased as the number and amount of nonperforming loans designated as impaired has increased from year-end 2008.

The amount of the general reserve at September 30, 2009 increased to 86 percent of the allowance from 40 percent of the allowance at December 31, 2008. This was primarily due to shortening the average period used in management’s loss migration analysis and to weighting the loss history more heavily towards recent experience. The amount of special allowance decreased from year-end 2008 primarily due to that portion of the allowance being related primarily to commercial real estate loans at December 31, 2008. Many of those loans were evaluated for impairment in the first nine months of 2009 and charged down to fair value, hence requiring no specific or other reserve for those loans.

Charge-offs in the first nine months of 2009 totaled $16.9 million and exceeded the $13.6 million provision for the period by $3.3 million. Of the total charge-offs in the first nine months of 2009, $8.8 million, or 52 percent, were real estate construction loans. Such loans accounted for 18 percent of the total loan portfolio at September 30, 2009 and 50 percent of the total loans on nonaccrual status. The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. Overall, management believes the allowance for credit losses is adequate to absorb losses in the loan portfolio at September 30, 2009, although there can be no assurance that future loan losses will not exceed management’s current estimates or that the level of nonperforming loans will subside. The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Loans outstanding at end of period, net of deferred fees	$374,361	$436,684	$374,361	$436,684
Average loans outstanding during the period	$388,696	$436,770	$411,289	$425,177
Allowance for credit losses, beginning of period	$8,614	$14,247	$13,994	$5,990
Loans charged off:
Commercial	(297)	(1,144)	(4,362)	(2,156)
Real estate	(3,479)	(1,155)	(12,480)	(5,472)
Consumer and other	(17)	(15)	(93)	(51)

Total loans charged-off	(3,793)	(2,314)	(16,935)	(7,679)

Recoveries:
Commercial	13	9	509	11
Real estate	283	23	338	27
Consumer and other	5	3	16	24

Total recoveries	301	35	863	62

Net loans charged off during the period	(3,492)	(2,279)	(16,072)	(7,617)
Provision for credit losses	6,368	2,300	13,568	15,895

Allowance for credit losses, end of period	$11,490	$14,268	$11,490	$14,268

Ratio of net loans charged off to average loans outstanding (annualized)	3.60%	2.09%	5.21%	2.39%

Components:
Allowance for loan losses			$11,227	$13,859
Liability for unfunded credit commitments			263	409

Total allowance for credit losses			$11,490	$14,268

Allowance for loan losses/total loans			3.00%	3.17%

Allowance for credit losses/total loans			3.07%	3.27%

The Company reviews the loans in its portfolio regularly for impaired loans. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal due. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. The Company’s impaired loans as of September 30, 2009 are carried at their estimated realizable value, based on current disposition value. These loans are expected to be resolved over the coming quarters, however, further declines in collateral market prices could materially affect the Company’s results of operations and financial condition. At September 30, 2009 the Company’s recorded investment in impaired loans was $53.1 million, compared with $30.2 million at December 31, 2008. Specific reserves of $1.1 million were recorded on two loans totaling $11.1 million at September 30, 2009. The remaining loans were carried at the lower of the loan’s contractual balance or the estimated fair value of collateral, with corresponding charges to the allowance for loan losses. The ratio of the Bank’s book balance to total appraised collateral values of impaired loans was 60 percent at September 30, 2009.

Non-performing assets include repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets, classified by bank regulatory guidelines, and loans past due greater than 90 days and still accruing interest at the dates indicated:

(dollars in thousands)	September 30, 2009	December 31, 2008
Loans on nonaccrual status
Secured by real estate:
Real estate construction and development	$28,254	$8,837
Commercial real estate	16,620	4,337
1-4 Family	7,607	995
Multifamily	—	90
Commercial and industrial	3,816	1,430

Total loans on nonaccrual status	56,297	15,689
Other real estate owned	5,086	4,838
Repossessed assets	58	—

Total nonperforming assets	$61,441	$20,527

Total assets	$578,287	$587,426

Percentage of nonperforming assets to total assets	10.62%	3.49%

Percentage of nonaccrual loans to total loans	15.04%	3.62%

Loans past due greater than 90 days and accruing interest	$—	$6,247

Total nonperforming assets were $61.4 million at September 30, 2009, compared with $20.5 million at December 31, 2008. The increase in nonperforming assets from year-end 2008 was attributable to continued stress on borrowers and nonperformance. The economy in the Bank’s market area is dependent to a significant degree on real estate and related industries (i.e. construction, housing). Although the Bank maintains a diversified loan portfolio, the present downturn in real estate, including construction, has had an adverse effect on borrowers’ ability to repay all types of loans and has affected the Company’s results of operations and financial condition. The Bank frequently reviews and updates its underwriting guidelines and monitors its delinquency levels for any negative or adverse trends and adjusts projected loan concentration limits and credit standards when necessary. Management remains concerned about the residential housing slowdown and the effect it has had on credit quality. Management has increased monitoring of construction and land acquisition loans and has ceased originations in these portfolios.

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

Nonaccrual loans at September 30, 2009 totaled $56.3 million, compared with $15.7 million at December 31, 2008. Loans placed on nonaccrual during the third quarter totaled $12.9 million. Of these loans $6.4 million related to real estate construction and development loans and $1.9 million related to commercial real estate loans. Commercial and industrial loans placed on nonaccrual in the third quarter of 2009 totaled $4.5 million and related to several borrowers. One commercial loan relationship placed on nonaccrual during the quarter totaling $3.5 million was paid off in full prior to the end of the quarter. During the third quarter of 2009, nonaccrual loans were reduced by pay-offs of $9.1 million and charge-offs of $3.4 million. Loans totaling $0.6 million were foreclosed and transferred to other real estate owned.

Other real estate owned totaled $5.1 million and $4.8 million at September 30, 2009 and December 31, 2008, respectively. Property carried at $329,000 was sold in the third quarter of 2009, with no significant gain or loss, and new foreclosures, totaled $0.6 million.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. Daily and short-term liquidity needs have been principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased, internet service listing deposits and, depending on the availability of collateral, borrowings from the Federal Reserve and FHLB.

Secondary sources of liquidity include sale of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. Investments in securities available for sale were $52.9 million at

September 30, 2009. The prices for loans and other assets are subject to market volatility that often discounts the value below the Bank’s carrying value of the asset. Consequently, even though the Bank may increase liquidity by the sale of assets, the Bank would recognize a loss and further reduce its capital if it were to sell assets at below their carrying value.

Longer term funding needs can be met through a variety of wholesale sources that have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities and investments that qualify as regulatory capital, including trust preferred securities and subordinated debt. In addition, the Company may also issue equity capital to address liquidity or capital needs, depending on market conditions.

Liquid assets, mainly balances held at the Federal Reserve Bank, totaled $128.2 million at September 30, 2009, compared with $55.1 million at December 31, 2008. As discussed previously, the Company has taken strategic actions to increase its short-term liquidity. Specifically, loan totals have decreased $58.9 million since year-end 2008 and deposit totals have increased $13.9 million. The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	September 30, 2009	December 31, 2008
Noninterest-bearing demand deposits	$49,283	$70,329
Savings deposits	16,623	16,127
Interest-bearing demand deposits	40,420	13,547
Money market deposits	32,980	72,465
Certificates of deposit under $100,000	126,197	93,880
Certificates of deposit over $100,000	269,976	255,222

Total	$535,479	$521,570

Non-interest-bearing demand deposits at September 30, 2009 decreased $21.0 million from year-end 2008, primarily due to the Company’s planned reduction in the number of non-U.S. resident relationships serviced by its Seattle-based international trade department and wire room. Money market deposits decreased $39.5 million during the same period, reflecting the loss of these non-U.S. resident accounts as well as a $32.0 million decrease in brokered money market accounts.

Interest-bearing demand deposits increased $26.9 million over year-end 2008 primarily due to maturing certificates of deposit issued to Washington State agencies moving into FDIC insured NOW accounts. As of July 1, 2009, certificates of deposit issued to Washington State agencies required collateralization; Washington State agencies utilize both methods of deposit with banks in the state.

To offset reduced relationship deposits, the Bank utilized national market brokered CD’s and internet listing service time deposits. In August 2009, the Bank ceased issuing brokered CD’s. Internet listing sourced deposits increased $24.3 million in the third quarter of 2009 and $72.7 million since year-end 2008, while national brokered CD’s decreased $7.5 million in the third quarter and were up $5.8 million from December 31, 2008. CDARs deposits increased $2.7 million in the first nine months of 2009 to $18.0 million at September 30, 2009. To increase core deposits, the Bank has begun a variety of marketing programs to attract additional local deposits targeted at the retail level, as well as more aggressive efforts towards acquiring business-customer demand deposits. Total brokered deposits (national brokered CD’s, CDARs deposits and money market accounts defined as brokered deposits) were $185.9 million at September 30, 2009 compared with $209.5 million at December 31, 2008.

As discussed elsewhere, “adequately capitalized” banks are restricted from accessing wholesale brokered deposits, without approval from the FDIC. The Company’s level of brokered deposits will decline in the future, as the Company expects maturing brokered deposits will be replaced with retail deposits gathered in the Bank’s branches and through internet listing services, as well as borrowings from the FHLB. Maturities for total brokered deposits are $22.7 million through December 31, 2009, $72.9 million in 2010 and $55.0 million in 2011.

The Bank has collateralized overnight federal funds borrowing line with a correspondent bank that provides access to an additional $7.3 million for short-term liquidity needs. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for their purchase of federal funds on a short-term basis due to the present adverse economic environment. The Bank also has an established borrowing line with the Federal Home Loan Bank of Seattle (the “FHLB”) that permits it to borrow up to 20 percent of the Bank’s assets, subject to collateral limitations. The line is available for overnight federal funds and with the collateral available on September 30, 2009, the Company believes the Bank could borrow up to approximately $115 million. FHLB borrowings in excess of $26.4 million would require the Company to purchase additional FHLB stock. At

September 30, 2009, the Company had no overnight federal funds borrowings with FHLB. The Bank also has access to additional liquidity through the Federal Reserve’s credit programs, subject to collateral limitations. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Bank’s access to secured borrowings.

To further increase balance sheet liquidity, the Company is reducing the ratio of loans to deposits. The Company is selective in the renewal of loans at maturity and has declined loan renewals for borrowers that are loan-only credits where Cowlitz Bank is not the borrower’s primary bank. In addition, the Bank will likely decline loan renewals for borrowers who have risk factors the Bank deems unacceptable going forward, such as violation of loan terms and poor repayment history. Lastly, the Bank is working diligently to reduce nonperforming assets as quickly as possible. The Company can provide no assurance to its successful implementation of these plans or that further deterioration in economic conditions and deposit trends will not have a material adverse affect on the Company’s liquidity.

The Bank is currently restricted to offering an effective yield on deposits that is more than 75 basis points above the prevailing effective yield on insured deposits of comparable maturity in the Bank’s “normal market area” or in the area in which deposits are being solicited. Management believes that despite these restrictions the Bank can adjust pricing, within an acceptable range, the offering rates for savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments to meet its funding needs. To the extent that competitors in the Bank’s market decide to pay higher rates than we are permitted to as a result of the Bank’s regulatory restrictions, the Bank may experience a disintermediation of deposit funds and our liquidity may be materially adversely impacted.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows from (used by) operations in the first nine months of 2009 and 2008 were ($2.7 million) and $5.9 million, respectively. The net cash used by operations in the first nine months of 2009 was primarily due to the net operating loss. Net cash flow from operations was positive in the same period of 2008. Net cash flows from investing activities of $62.1 million in the first nine months of 2009 related primarily to the decrease in loan balances and mortgage-backed securities repayments. Net cash used by investment activities in the same period of 2008 related primarily to the increase in loans during the period. Cash from financing activities in the first nine months of 2009 and 2008 was primarily provided by net deposit growth.

Capital Resources

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As indicated in the table below, the Bank’s total risk-based capital ratio meets the “adequately-capitalized” regulatory benchmark as of September 30, 2009. The Bank’s two other regulatory ratios continue to exceed the amounts required for “well-capitalized” status. The minimum ratios and the actual capital ratios at September 30, 2009 and December 31, 2008 are set forth in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total risk-based capital:
Consolidated	$39,624	9.58%	$33,077	>8.00%	N/A	N/A
Bank	$39,161	9.48%	$33,040	>8.00%	$41,301	>10.00%
Tier 1 risk-based capital:
Consolidated	$30,436	7.36%	$16,539	>4.00%	N/A	N/A
Bank	$33,920	8.21%	$16,520	>4.00%	$24,780	>6.00%
Tier 1 (leverage) capital:
Consolidated	$30,436	5.21%	$23,378	>4.00%	N/A	N/A
Bank	$33,920	5.80%	$23,377	>4.00%	$29,222	>5.00%
December 31, 2008
Total risk-based capital:
Consolidated	$54,637	11.47%	$38,118	>8.00%	N/A	N/A
Bank	$52,819	11.10%	$38,076	>8.00%	$47,595	>10.00%
Tier 1 risk-based capital:
Consolidated	$48,582	10.20%	$19,059	>4.00%	N/A	N/A
Bank	$46,770	9.83%	$19,038	>4.00%	$28,557	>6.00%
Tier 1 (leverage) capital:
Consolidated	$48,582	8.74%	$22,240	>4.00%	N/A	N/A
Bank	$46,770	8.41%	$22,243	>4.00%	$27,804	>5.00%

During the second quarter of 2009, the holding company contributed $1.0 million of capital to the Bank, using available cash balances. The holding company has approximately $615,000 of available cash at September 30, 2009, and continues to analyze all of its capital management options.

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

Beginning with the payment that was due in September 2009, the Company has deferred regularly scheduled interest payments on its outstanding junior subordinated notes relating to its Trust Preferred Securities. Under the terms of the junior subordinated notes and the trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods. The Company is not in default with respect to the Trust Preferred Securities, and the deferral of interest does not constitute an event of default. The Company will continue to accrue interest, but the Company will not make cash interest payments until such time as it elects to resume payments. This action is consistent with the Company’s current business strategy to preserve cash balances at the holding company and maintain a strong balance sheet for the Bank. During the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock.

As of September 30, 2009, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12,000,000 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12,372,000 of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The Federal Reserve has guidelines that limit inclusion of trust-preferred securities and certain other preferred capital elements to 25 percent of total core capital elements (as defined). As of September 30, 2009, $8.1 million of trust preferred securities qualified as Tier 1 capital. There can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Stock Repurchase Program

In September, 2007, the Company announced a stock repurchase program for up to 500,000 shares. As of September 30, 2009, the Company had not repurchased any of its shares of common stock.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. The Company’s assessment of market risk as of September 30, 2009 indicates there were no material changes in the quantitative and qualitative disclosures from those made in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year end December 31, 2008.

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

The Company’s liquidity is primarily dependent on retail deposits gathered from the Bank’s branch network and wholesale funding sources. During the two years preceding 2009, loan growth exceeded retail deposit growth and, as a result, the Bank relied on wholesale liabilities for liquidity management. Wholesale liability sources include correspondent banks, the FHLB and FRB, deposit brokers and other institutional depositors. This could force the Company to borrow heavily from the FHLB or FRB. If the Bank is unable to meet minimum capital requirements, the FHLB or FRB could restrict or limit the Bank’s access to secured borrowings. Further reduction in the Company’s liquidity could have a material adverse effect on our financial condition and results of operations.

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

Date: November 16, 2009

Cowlitz Bancorporation (Registrant)

By:	/s/ RICHARD J. FITZPATRICK
Richard J. Fitzpatrick, President and
Chief Executive Officer

/s/ GERALD L. BRICKEY
Gerald L. Brickey,
Vice-President and Chief Financial Officer