Form 10-Q
period 2010-03-31
COWLITZ BANCORPORATION
filed 2010-05-17
CIK 894267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities and Exchange act of 1934

For the quarter ended March 31, 2010

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

Common Stock, no par value on April 30, 2010: 514,638 shares

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

(dollars in thousands)	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$133,764	$139,705
Investment securities	54,507	48,491
Restricted equity securities	1,247	1,247
Loans, net of deferred loan fees	322,286	343,327
Allowance for loan losses	(11,976)	(10,164)

Total loans, net	310,310	333,163
Cash surrender value of bank-owned life insurance	15,400	15,560
Premises and equipment	5,277	5,489
Foreclosed assets	4,262	4,348
Accrued interest receivable and other assets	4,942	4,409

Total assets	$529,709	$552,412

Liabilities
Deposits:
Non-interest-bearing demand	$45,292	$46,510
Savings and interest-bearing demand	58,236	59,615
Money market	34,233	34,452
Certificates of deposit	375,821	383,194

Total deposits	513,582	523,771
Junior subordinated debentures and other borrowings	12,376	12,378
Accrued interest payable and other liabilities	3,877	4,208

Total liabilities	529,835	540,357

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, no par value; 25,000,000 shares authorized with 514,638 shares issued and outstanding at March 31, 2010 and December 31, 2009	29,357	29,357
Additional paid-in capital	2,585	2,581
Accumulated deficit	(33,351)	(21,120)
Accumulated other comprehensive income	1,283	1,237

Total shareholders’ equity	(126)	12,055

Total liabilities and shareholders’ equity	$529,709	$552,412

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2010	2009
Interest income
Interest and fees on loans	$4,941	$6,960
Interest on taxable investment securities	385	545
Interest on non-taxable investment securities	225	231
Other interest and dividend income	77	29

Total interest income	5,628	7,765

Interest expense
Savings and interest-bearing demand deposits	19	44
Money market	128	165
Certificates of deposit	2,798	3,257
Junior subordinated debentures and other borrowings	61	110

Total interest expense	3,006	3,576

Net interest income (loss) before provision for credit losses	2,622	4,189
Provision for credit losses	9,727	3,505

Net interest income after provision for credit losses	(7,105)	684

Noninterest income
Service charges on deposit accounts	188	230
Fiduciary income	244	226
Increase in cash surrender value of bank-owned life insurance	157	150
International trade fees	12	63
Wire fees	7	29
Mortgage brokerage fees	60	60
Securities losses	—	(11)
Other income	327	116

Total noninterest income	995	863

Noninterest expense
Salaries and employee benefits	1,986	2,185
Net occupancy and equipment	644	640
Professional services	622	570
Data processing and communications	248	311
Federal deposit insurance	515	491
Foreclosed asset expense	886	60
Loan collection and related expenses	534	52
Other expense	773	827

Total noninterest expense	6,208	5,136

Loss before income taxes	(12,318)	(3,589)
Income tax benefit	(87)	(1,687)

Net loss	$(12,231)	$(1,902)

Loss per common share:
Basic	$(23.77)	$(3.72)

Diluted	$(23.77)	$(3.72)

Weighted average shares outstanding:
Basic	514,638	511,545

Diluted	514,638	511,545

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common stock
(dollars in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2008	511,036	$29,270	$2,539	$13,655	$3,317	$48,781
Comprehensive loss:
Net loss	—	—	—	(34,775)	—	(34,775)
Net change in unrealized gain (loss) on:
Investments available-for-sale	—	—	—	—	1,653	1,653
Cash flow hedges	—	—	—	—	(3,733)	(3,733)

Comprehensive loss						(36,855)
Proceeds from exercise of stock options and stock purchase plan	3,720	87	—	—	—	87
Fractional shares surrendered due to reverse stock split	(118)	—	—	—	—	—
Share-based compensation	—	—	42	—	—	42

Balance, December 31, 2009	514,638	29,357	2,581	(21,120)	1,237	12,055
Comprehensive loss:
Net loss	—	—	—	(12,231)	—	(12,231)
Net change in unrealized gain (loss) on:				—
Investments available-for-sale	—	—	—	—	155	155
Cash flow hedges	—	—	—	—	(109)	(109)

Comprehensive loss						(12,185)
Share-based compensation	—	—	4	—	—	4

Balance, March 31, 2010	514,638	$29,357	$2,585	$(33,351)	$1,283	$(126)

See accompanying notes

COWLITZ BANCORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Cash flows from operating activities
Net loss	$(12,231)	$(1,902)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred tax benefit	(93)	(1,687)
Share-based compensation	4	(43)
Depreciation and amortization	307	396
Provision for credit losses	9,727	3,505
Increase in cash surrender value of bank-owned life insurance	(157)	(150)
Investment securities impairment	—	11
Interest rate contracts adjustments	(109)	(287)
Net (gain) loss on sales of foreclosed assets	159	(11)
Write-down of foreclosed assets	630	—
Net increase in accrued interest receivable and other assets	(123)	(340)
Net decrease in accrued interest payable and other liabilities	(234)	(695)

Net cash used by operations activities	(2,120)	(1,203)

Cash flows from investing activities
Proceeds from maturities and sales of investment securities	3,322	2,959
Purchases of investment securities	(9,190)	—
Net decrease in loans	12,117	3,359
Proceeds from sale of foreclosed assets	209	2,549
Proceeds from termination of interest rate contract	—	3,807
Purchases of premises and equipment	(16)	(35)

Net cash from investment activities	6,442	12,639

Cash flows from financing activities
Net increase (decrease) in deposits	(10,261)	7,678
Repayment of Federal Home Loan Bank and other borrowings	(2)	(15)
Proceeds from exercise of stock options and stock purchase plan	—	57

Net cash from (used by) financing activities	(10,263)	7,720

Net increase (decrease) in cash and cash equivalents	(5,941)	19,156
Cash and cash equivalents, beginning of period	139,705	55,106

Cash and cash equivalents, end of period	$133,764	$74,262

Supplemental disclosure of cash flow information
Cash paid for interest	$3,559	$4,432

Cash paid for income taxes	$6	$—

Supplemental disclosure of investing and financing activities
Loans transferred to foreclosed assets	$912	$2,926

Change in unrealized gains on available-for-sale investment securities and interest rate contracts, net of tax	$46	$151

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

The interim financial statements have been prepared without an audit and in accordance with the instructions to Form 10-Q, generally accepted accounting principles, and banking industry practices. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein, have been made. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be anticipated for the year ending December 31, 2010. The interim consolidated financial statements should be read in conjunction with the December 31, 2009 consolidated financial statements, including the notes thereto, included in the Company’s 2009 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards – In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements.” FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation technique(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were adopted as of January 1, 2010 and did not have a significant effective on the Company’s condensed consolidated financial statements. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06 and does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

2. Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company and the Bank will be categorized as “critically under-capitalized” as of March 31, 2010 due to its risk-based capital ratios as of that date. Due to market conditions discussed below and other factors, there is uncertainty about the Company’s ability to satisfy regulatory requirements, including restoration of the Bank to capital levels stipulated in the Consent Order (the “Order”) issued by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington Department of Financial Institutions (the “DFI”) in January 2010. The Order required the Bank, among other things, to attain a 10 percent Tier 1 leverage capital ratio by April 27, 2010, which was not achieved. The additional capital required to satisfy the requirements of the Order as of March 31, 2010 was approximately $45 million.

As a part of its capital raising efforts launched during the fourth quarter of 2008, the Company engaged a highly qualified investment banking firm with expertise in the financial services sector to assist with a review of all strategic opportunities available to the Company. The principal focus of this effort has been on securing a significant private equity investment. While the Company’s financial condition has been weakened by the severe downturn in the real estate markets and higher levels of expenses associated with nonperforming assets, as well as an increase in FDIC insurance assessments, it is the Company’s belief that general concern about the U.S. economy and prospects for expanded government regulation of financial institutions has also been a significant impediment to securing capital commitments.

While there are a number of financial institutions of similar size and condition that have been attempting to raise capital over the past year, there has been a very limited amount of private equity that has been raised. Although the Company has not been successful to date in obtaining private equity, it has engaged in numerous discussions and due diligence with qualified institutional and private investors. The Company will continue to vigorously pursue contacts and discussions with prospective investors and is confident that if the conditions in the capital markets improve over the coming months, the prospects for success in these efforts will increase. The Company also is continuing its strategy to significantly reduce loans, thereby reducing the required level of capital.

Since the latter part of 2008, the Company has taken decisive actions to address the deterioration in the construction and development sector of the loan portfolio resulting from a general and severe deterioration in the residential real estate valuations and sales activity. Loan charge-offs totaling $46.1 million were recognized in the first quarter of 2008 through the first quarter of 2010, of which over 62 percent were related to construction and land development loans.

Despite the restrictions on issuance and renewal of brokered certificates of deposit which became effective in 2009, the Bank is maintaining a significant on-balance sheet liquidity position at March 31, 2010 through its core deposit base, issuance of internet service listing deposits and benefit of the increased higher FDIC deposit insurance limits. At March 31, 2010, the Bank had $188.3 million of cash, cash equivalent investments and securities.

Efforts to improve the Bank’s capital levels through improved internal equity generation were also initiated in the first quarter of 2010 in conjunction with a review of the Bank’s business model. Management is implementing cost reduction strategies involving wage controls, reductions in discretionary spending, and may consider merging certain branches and eliminating unprofitable business lines to reduce staffing and operating expense levels. However, narrow interest spreads and elevated loan loss provisions, higher FDIC assessments and expenses related to problem loans and OREO precluded the Company from generating internal equity in the first quarter of 2010. Efforts to identify additional expense reductions are ongoing.

There are no assurances that plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in termination of the Order from the FDIC and the DFI. In addition, failure to increase capital levels consistent with the requirements of the Order will result in further enforcement actions by the FDIC and/or DFI. Full satisfaction of the Order’s requirements will depend almost exclusively on raising a significant amount of additional capital. The Company will also face additional restrictions from the Board of Governors of the Federal Reserve based on the Bank’s and Company’s capitalization and other conditions giving rise to the Order.

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

3. Reverse Stock Split

Effective March 1, 2010, the Company affected a one-for-ten reverse stock split of shares of its common stock issued and outstanding, with payment of cash for any resulting fractional shares. The Company’s number of authorized shares of 25,000,000 was maintained. All references to number of common shares and per share amounts have been restated to reflect the reverse stock split.

4. Cash and Cash Equivalents

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

For the quarters ended March 31, 2010 and 2009, the Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents. Options to purchase 63,051 and 64,251 shares with prices ranging from $44.40 to $168.10 were not included in the computation of diluted loss per share for the quarters ended March 31, 2010 and 2009, respectively.

6. Share-Based Compensation

The Company has a stock option plan, a stock appreciation rights (SAR) plan and an employee stock purchase plan, which are described below. Compensation expense charged against income for the plans was $4,000 in the first quarter of 2010, compared with a net credit of $43,000, in the comparable period in 2009. The net credit in 2009 was primarily due to the reversal of previously accrued expense of $52,000, related to the SAR plan. The estimated liability for expenses under the SAR plan are directly related to the price of the Company’s stock, which has declined subsequent to the issuance of SARs to employees. Income tax expense recognized in the income statement for share-based compensation for the three month periods ended March 31, 2010 and 2009 were none and $15,500, respectively. At March 31, 2010, unrecognized estimated compensation cost related to non-vested SARs and stock options was not significant.

The average fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options or SARs granted in the first three months of 2010 or the year 2009.

Stock Option Plan

The Company has one active shareholder approved stock option plan (the 2003 Plan) that permits the grant of stock options and stock awards for up to 50,000 shares, of which 2,380 were available for issue at March 31, 2010. Under the 2003 Plan, options may be granted to the Company’s employees, non-employee directors, and others whom management believes contributed to the long-term financial success of the Company. From time-to-time, the Company also grants stock options outside the 2003 Plan in the process of recruiting senior management. The exercise price of all stock option awards must be at least equal to the fair value of the common stock on the date of grant and can vest immediately or over time at the discretion of the Board of Directors’ Compensation Committee and expire ten years after the date of grant. It is the Company’s policy to issue new shares for stock options exercised or stock awards.

The following table summarizes stock option activity for the three months ended March 31, 2010:

(dollars in thousands)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Balance, beginning of period	63,061	$111.01
Granted	—	—
Exercised	—	—
Forfeited/Expired	(10)	44.40

Balance, end of period	63,051	$111.02	3.0	$—

Exercisable, end of period	62,911	$110.90	2.9	$—

During the first three months of 2010, no cash was received from the exercise of stock options and $56,600 was received in the comparable period of 2009. The total intrinsic value of options exercised was not significant in the first three months of 2009.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP). The ESPP allows eligible employees to defer a whole percentage of their salary, from 1 percent to 10 percent, over a period of six months in order to purchase Company shares of common stock. The price is determined at 85 percent of the lowest market price on either the first or last day of the six-month deferral period. The Company is authorized to issue up to 17,500 shares of common stock under the ESPP. As of March 31, 2010, there were 5,262 shares remaining under the ESPP.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) reported on the statements of operations and changes in the fair value of available-for-sale investment securities and interest rate contracts accounted for as cash flow hedges. These amounts are included in “Accumulated Other Comprehensive Income (Loss)” on the consolidated statement of changes in shareholders’ equity and comprehensive income (loss).

The components of other comprehensive income (loss) related to investment securities and cash flow hedges for the three months ended March 31 were as follows:

	Three Months Ended March 31
(dollars in thousands)	2010	2009
Net loss reported	$(12,231)	$(1,902)
Unrealized gain from securities:
Net unrealized gain on available-for-sale securities arising during the period, net of tax	155	741
Reclassification adjustment of losses included in income, net of tax	—	7

Net change in unrealized gains from securities	155	748
Unrealized gain from cash flow hedging instruments:
Net unrealized loss from cash flow hedging instruments arising during the period, net of tax	—	(410)
Reclassification adjustment of gains included in income, net of tax	(109)	(187)

Net change in unrealized gains from cash flow hedging instruments	(109)	(597)

Total comprehensive loss	$(12,185)	$(1,751)

8. Investment Securities

The following table presents the composition, amortized cost and estimated fair value of the Company’s available for sale investment portfolio:

(dollars in thousands) March 31, 2010:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$18,722	$1,047	$—	$19,769
Non-agency mortgage-backed securities	13,042	54	(826)	12,270
Municipal bonds	21,322	734	(137)	21,919
Other securities	535	14	—	549

	$53,621	$1,849	$(963)	$54,507

December 31, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$21,714	$1,022	$—	$22,736
Non-agency mortgage-backed securities	4,186	22	(823)	3,385
Municipal bonds	21,326	652	(153)	21,825
Other securities	535	10	—	545

	$47,761	$1,706	$(976)	$48,491

The following table presents the gross unrealized losses and fair value of the Company’s investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed securities	$7,839	$(291)	$2,845	$(535)	$10,684	$(826)
Municipal bonds	674	(1)	4,839	(136)	5,513	(137)

	$8,513	$(292)	$7,684	$(671)	$16,197	$(963)

At March 31, 2010, there were 23 investment securities in an unrealized loss position, of which 13 were in a continuous loss position for 12 months or more. The Company uses an independent third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position.

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

The Company holds ten non-agency mortgage-backed securities, two of which have been in a loss position for greater than twelve months. Management has reviewed these securities for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, credit agency ratings, credit enhancements and coverage ratios, historical experience of prepayment rates, collateral default rates and default loss severity. The Company’s analysis in 2009 on one non-agency mortgage-backed security rated less than investment grade, with an amortized cost basis of $2.4 million, indicated a shortfall of estimated contractual cash flows to the tranche of this security owned by the Company. The difference between management’s estimate of the present value of the cash flows expected to be collected and the amortized cost basis was considered to be uncollectible and accordingly, the Company recorded OTTI losses of $76,000 and $9,000 in the second and fourth quarters of 2009, respectively. The analysis on this security in the first quarter of 2010 indicated no additional OTTI charges were warranted. The amount of unrealized loss included in OCI at March 31, 2010 related to this security was $451,000. Management continues to monitor the credit performance of this security and if the performance deteriorates from current levels, additional OTTI losses may be recognized in the future. The unrealized losses on the other non-agency mortgage backed securities, including the other security in a loss position greater than twelve months, were due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not credit quality. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and currently expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at March 31, 2010.

The Company recorded an OTTI charge of $11,000 on its FNMA preferred securities in the first quarter of 2009 and none in the same period of 2010. In reaching the determination to record this impairment, management reviewed the facts and circumstances available regarding these securities, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time.

The unrealized losses on the Company’s investments in state and political subdivisions are due to market conditions, not in estimated cash flows. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at March 31, 2010.

The following table summarizes the fair value of the contractual or estimated maturities of the Company’s investment securities at March 31, 2010.

(dollars in thousands)	One year or less	One through 5 years	After 5 through 10 years	After 10 years	Total
U.S. Agency mortgage-backed securities	$3,439	$16,330	$—	$—	$19,769
Non-agency mortgage-backed securities	726	5,809	1,917	3,818	12,270
Municipal bonds	417	2,246	11,399	7,857	21,919
Other securities	—	—	—	549	549

Total	$4,582	$24,385	$13,316	$12,224	$54,507

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans. As of March 31, 2010 and December 31, 2009, investment securities in the amounts of $49.3 million and $47.4 million, respectively, were pledged as collateral to secure public deposits and borrowing lines.

9. Loans and Allowance for Credit Losses

The following table presents the loan portfolio, in accordance with Bank regulatory guidance for the preparation of the Call report, as of March 31, 2010 and December 31, 2009:

(dollars in thousands)	March 31, 2010	December 31, 2009
Commercial	$63,914	$69,726
Real estate:
Construction
1-4 family residential	2,875	4,601
Multi-family/condominimums	463	557
Residential land development	17,576	21,253
Commercial	9,648	15,647

Total construction	30,562	42,058
Residential 1-4 family	35,424	38,792
Multifamily	15,683	15,535
Commercial real estate	174,533	175,105

Total real estate	256,202	271,490
Installment and other consumer	2,522	2,604

Total loans, gross	322,638	343,820
Deferred loan fees	(352)	(493)

Loans, net of deferred loan fees	$322,286	$343,327

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. The amount of loss ultimately incurred for these loans can vary significantly from the estimated amounts. An analysis of the change in the allowance for credit losses is as follows for the periods indicated:

	Quarter Ending
(dollars in thousands)	March 31, 2010	March 31, 2009
Balance at beginning of period	$10,356	$13,994
Provision for credit losses	9,727	3,505
Recoveries	461	500
Charge-offs	(8,473)	(9,230)

Balance at end of period	$12,071	$8,769

Components:
Allowance for loan losses	$11,976	$8,427
Liability for unfunded loan commitments	95	342

Total allowance for credit losses	$12,071	$8,769

Loans on which the accrual of interest has been discontinued totaled $40.8 million and $48.5 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the recorded investment in loans classified as impaired totaled $40.8 million with a specific allowance totaling $2.2 million. At December 31, 2009, the recorded investment in impaired loans was $48.5 million, with a specific allowance totaling $1.7 million. The average recorded investment in impaired loans was approximately $44.5 million and $40.4 million for the three months ended March 31, 2010 and 2009, respectively. The amount of interest recognized on impaired loans during the periods they were impaired was not significant.

10. Commitments and Contingencies

In the normal course of business, the Bank enters into agreements with customers that give rise to various commitments and contingent liabilities that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements, and standby letters of credit.

A summary of the Bank’s undisbursed commitments and contingent liabilities at March 31, 2010, was as follows:

(dollars in thousands)
Commitments to extend credit	$19,462
Credit card commitments	3,224
Standby letters of credit	837

$23,523

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

11. Income Taxes

As of March 31, 2010 and December 31, 2009, the Company had net deferred income tax assets, before valuation allowances, of $23.0 million and $17.6 million, respectively, comprised of tax-effected cumulative temporary differences primarily related to the provision for credit losses and net operating loss and tax credit carry-forwards. The Company has provided a 100 percent valuation allowance against its net deferred tax assets at March 31, 2010 and December 31, 2009, as there is no assurance that the Company will generate future taxable income to utilize such assets, in accordance with ASC Topic 740, “Income Taxes”. Management will review the valuation allowance periodically and make adjustments as warranted.

Recent tax legislation lengthened the period to carry back tax losses from two to five years for financial institutions. As a result, the Company reduced its deferred tax asset valuation allowance by $93,000 in the first quarter of 2010 to reflect a receivable of alternative minimum tax paid in prior years. In addition, the Company paid and expensed $6,000 of Oregon state income taxes.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the state of Oregon. The years 2006 through 2008 remain open for federal and state income tax examination. The Company’s policy is to recognize interest related to unrealized tax benefits and penalties as operating expenses. There were no interest or penalties paid during the three-month period ended March 31, 2010 or the twelve-month period ended December 31, 2009. No accrued interest or penalties were recorded as of March 31, 2010 or December 31, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

12. Derivative Instruments and Hedging Activities

The Company holds loans that have variable rates, thus creating exposure to the variability or uncertainty of future cash flows due to changes in interest rates. The Company periodically uses interest rate contracts to manage the risk of overall changes in cash flows associated with interest receipts on its prime-based variable-rate loans. During 2006, the Company purchased a $50 million five-year prime-based interest rate floor and two interest rate swaps with an aggregate notional value totaling $75 million. The interest rate contracts were scheduled to expire in the first half of 2011.

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

One interest rate swap contract was terminated in the second quarter of 2008 for a pre-tax gain of $482,000. The other interest rate swap contract was terminated in the first quarter of 2009 for a pre-tax gain of $3.8 million. At the time of the terminations of the interest rate swaps, the forecasted interest receipts at the inception of the hedging relationship remained probable. Therefore, the realized gains were being amortized into earnings over the original term of the interest rate hedges. The Company terminated its interest rate floor contract in the third quarter of 2009 for a pre-tax gain of $2.6 million. As of the end of the third quarter of 2009, the Company determined that the amount of interest receipts currently eligible for hedge accounting under the terms of its hedge designation documentation had significantly decreased and that it was not probable that the Company would have enough interest receipts eligible for hedge accounting as established under the terms of it hedge documentation. At September 30, 2009, interest receipts on approximately $40 million of loans were eligible for hedge accounting under the terms of the Company’s hedge designation and, therefore, $629,200 of gains remained in Accumulated Other Comprehensive Income at that date to be amortized over the remaining term of the designated hedging relationship. Gains recognized on terminated interest rate contracts no longer qualifying for hedge accounting totaled $3.1 million and were recorded in noninterest income in the third quarter of 2009. At March 31, 2010 and December 31, 2009, the unrealized gain on interest rate hedges included in Accumulated Other Comprehensive Income was $398,400 and $506,600, respectively.

The following table shows the location and amount of gains and losses reported in the Consolidated Statement of Operations on the Company’s interest rate contracts, designated as hedging instruments, for the three months ended March 31, 2010:

(dollars in thousands)

Location of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest Income	$181	Noninterest Expense	$(72)

In the next twelve months, it is estimated that the hedged forecasted transactions will affect earnings such that a non-cash credit of $369,100 will be reclassified into pre-tax earnings from accumulated other comprehensive income.

13. Fair Value Measurements

ASC 820 (formerly FSP FAS 157-4, “Fair Value Measurements and Disclosures”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Certain assets and liabilities are measured at fair value on a recurring or nonrecurring basis. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period. The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Available for sale securities
U.S. Agency mortgage-backed securities	$19,769	$—	$19,769	$—
Non-agency mortgage-backed securities	12,270	—	12,270	—
Municipal bonds	21,919	—	21,919	—
Other securities	549	514	35	—

Total recurring basis	$54,507	$514	$53,993	$—

December 31, 2009
Available for sale securities
U.S. Agency mortgage-backed securities	$22,736	$—	$22,736	$—
Non-agency mortgage-backed securities	3,385	—	3,385	—
Municipal bonds	21,825	—	21,825	—
Other securities	545	510	35	—

Total recurring basis	$48,491	$510	$47,981	$—

The following tables present fair value measurements for assets that have been measured at fair value on a nonrecurring basis during the reporting period:

(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Loans measured for impairment (1)	$27,193	$—	$—	$27,193
Other real estate owned (2)	4,262	—	—	4,262

Total nonrecurring basis	$31,455	$—	$—	$31,455

December 31, 2009
Loans measured for impairment (1)	$19,480	$—	$—	$19,480
Other real estate owned (2)	4,348	—	—	4,348
Goodwill (3)	—	—	—	—

Total nonrecurring basis	$23,828	$—	$—	$23,828

(1)	Impaired loans included in the table above are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less selling costs. If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

(2)	Loans receivable transferred to foreclosed assets during the three month period ended March 31, 2010 with a carrying value totaling $949,000 were written down to their fair value less cost to sell totaling $912,300, resulting in a loss of $37,000 which was charged to the allowance for loan losses. Loans receivable transferred to foreclosed assets during the year ended December 31, 2009 with a carrying value totaling $8.8 million were written down to their fair value less cost to sell totaling $6.2 million, resulting in a loss of $2.6 million, which was charged to the allowance for loan losses.
(3)	A 100 percent goodwill impairment charge of $1.8 million was charged to earnings during the year ended December 31, 2009.

The following tables present losses recognized in the statement of operations that arose from present fair value measurements of nonrecurring assets for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2010	2009

Other real estate owned	$630	$—

Total loss from nonrecurring measurements	$630	$—

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

The estimated fair values of all of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$133,764	$133,764	$139,705	$139,705
Investment securities	54,507	54,507	48,491	48,491
Restricted equity securities	1,247	1,247	1,247	1,247
Loans, net of allowance for loan losses and deferred loan fees	310,310	296,811	333,163	311,264

Financial liabilities:
Non-interest-bearing demand deposits	$45,292	$45,292	$46,510	$46,510
Savings and interest-bearing demand deposits	58,236	58,236	59,615	59,615
Money market deposits	34,233	34,233	34,452	34,452
Certificates of deposit	375,821	377,969	383,194	385,465
Junior subordinated debentures	12,372	2,036	12,372	2,944

The following methods and assumptions were used to estimate the fair value of each class of financial instrument not stated above, for which it is practicable to estimate that value:

Cash and cash equivalents – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Restricted equity securities– The carrying amount approximates fair value.

Loan receivables – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and variable rate, performing and nonperforming categories. The carrying values of variable rate loans approximate fair value. The fair values of fixed rate loans are calculated by discounting contractual cash flows at rates which similar loans are currently being made. The 2010 and 2009 fair value calculations of real estate construction and development loans and nonperforming loans have been further discounted by a liquidity factor related to the current market environment.

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

The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance is established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

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

The Company’s deferred tax position has been affected by several significant transactions in the past three years. These transactions included other-than-temporary impairment charges of certain investments and continued elevated levels of provision for credit losses and, as a result, the Company is in a cumulative net loss position since the fourth quarter of 2007. Under the applicable accounting guidance, the Company has concluded that it is not “more likely than not” that the Company will be able to realize its deferred tax assets and, accordingly has established a full valuation allowance totaling $23.0 million and $17.6 million against its net deferred tax asset at March 31, 2010 and December 31, 2009, respectively. The valuation allowance will be analyzed quarterly for changes affecting the deferred tax assets. If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of the deferred tax asset valuation allowance.

Foreclosed Real Estate and Other Foreclosed Assets

As of March 31, 2010, approximately 79 percent of the Company’s loan portfolio was secured by real estate. In the event of customer default, the Company’s principal source of repayment is derived through the foreclosure and ultimate liquidation of real estate collateral. Upon receiving title to a property, the Company transfers the related balance from loans to other real estate owned in an amount equal to the lesser of the carrying value of the loan less estimated selling costs, or the appraised amount of the property less estimated selling costs and market discount. Any loss realized upon the initial transfer to other real estate owned is recognized as a loan charge-off.

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

Recent Developments

As reported in the Company’s Form 8-K dated February 2, 2010, the Bank stipulated to the issuance of a Consent Order (the “Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington Department of Financial Institutions (the “DFI”), based on certain findings from an examination of the Bank concluded in August 2009. In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein. Copies of the Stipulation and the Order were included as Exhibit 99.1 to the Form 10-K filed March 31, 2010.

On May 6, 2010, the FDIC and DFI concluded a visitation of the Bank as part of its normal regulatory oversight process for banks with outstanding Orders. The financial statements as of March 31, 2010 incorporate all adjustments as a result of the visitation. Due to the asset quality deterioration and the significant provisions for loan losses the Company has made in current and prior periods, the Company’s and Bank’s capital levels have been significantly reduced and, in the case of the Company, is now negative. The Company expects the Bank to be categorized as “critically under-capitalized” by the FDIC and DFI upon completion of their report. The Bank’s Tier 1 leverage ratio at March 31, 2010 was 1.89 percent, which is under the 2.00 percent threshold for being categorized as “critically undercapitalized”.

The FDI Act and related regulations require or permit the FDIC to take certain mandatory and discretionary actions when an institution becomes critically under-capitalized. Mandatory requirements of the FDI Act include submission of a capital restoration plan and restrictions on asset growth, acquisitions, new activities, and new branches. Further restrictions apply to the payment of dividends or making any other capital distribution, management fees, or senior executive compensation. Unless otherwise determined, the FDIC must impose restrictions on affiliate transactions and on the interest rates paid on deposits and must require either the recapitalization or sale of the Bank. Other mandatory actions for critically under-capitalized institutions include prohibition of the following without the FDIC’s prior written approval: entering into any material transaction other than in the usual course of business, extending credit for any highly leveraged transaction, amending the institution’s charter or bylaws, making any material change in accounting methods, paying excessive compensation or bonuses, and paying interest on deposits above specified levels. As a result of being critically under-capitalized, the Bank will also be subject to various actions that the FDIC may take, including requiring recapitalization, restriction transactions with affiliates, restricting interest rates paid on deposits, restricting asset growth, improving management, prohibiting deposits from correspondent banks, prohibiting dividends and distributions from the holding company and requiring divestitures. By June 30, 2010, the FDIC is required to take further action to require the Bank to improve its condition.

Under the terms of the Consent Order, the Bank cannot declare dividends or make distributions to Cowlitz Bancorporation without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to:

•

Recapitalize the Bank. The Order required the Bank to increase the Bank’s Tier 1 leverage capital to 10 percent of total assets by April 27, 2010 and prepare a risk-based capital maintenance plan. The Bank did not achieve the 10 percent Tier 1 leverage capital by the required date. Management and its financial advisers are continuing aggressive efforts to enhance the Bank’s regulatory capital ratios primarily through sale of new equity securities to private investors.

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

•

Develop a written plan to reduce the amount of construction, development and commercial real estate loans and strictly limit new acquisition, development and construction lending. As of March 31, 2010, construction, development and commercial real estate loans have been reduced $58.7 million since the Report of Visitation (“ROV”) dated April 20, 2009 and $12.1 million since year end 2009.

•

Develop a written plan to reduce assets adversely classified “substandard” or “doubtful” in excess of $50,000 to an acceptable level as determined by the FDIC and DFI at subsequent examinations and/or visitations. Since the date of the Order, the amount of adversely classified assets has decreased but the level of capital has also decreased.

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

•

Formulate and implement a three-year business plan to improve the Bank’s financial performance. Management submitted a three-year business plan addressing the improvement of the Bank’s financial performance to the Board of Directors. This plan was approved by the Board in April, 2010 and copies were furnished to the FDIC and DFI.

•

Eliminate or correct all violations of law and contraventions of policy. The Bank has eliminated or corrected all violations of law and contraventions of policy since the ROV dated April 29, 2009 and has taken appropriate steps to ensure future compliance with all applicable laws, regulations, Interagency Guidelines and Policy Statements.

•

Prepare and submit to the FDIC and DFI a written plan to reduce the Bank’s level of brokered deposits, and maintain compliance with deposit interest rate restrictions as defined in Section 337.6 of the FDIC Rules and Regulations. The Bank provided a written plan to the FDIC and DFI on February 26, 2010. The Bank has reduced the level of brokered deposits from $199.4 million at July 31, 2009 to $134.7 million at March 31, 2010. The Bank is complying with the deposit pricing requirements of Section 337.6 and continues to monitor interest rates to maintain compliance with such requirements.

With the exception of achieving a 10 percent Tier 1 leverage ratio requirement by April 27, 2010, the Bank believes it has taken steps to comply with all of the other provisions of the Order. The Company expects to submit to the FDIC a written capital restoration plan by May 24, 2010. The additional capital required to satisfy the requirements of the Order as of March 31, 2010 was approximately $45 million.

Although management has undertaken actions to comply with all aspects of the Order, there is no assurance that full compliance will be achieved. As a result, the Bank could become subject to further restrictions or to penalties. The Company will also face additional restrictions from the Board of Governors of the Federal Reserve based on the Bank’s and Company’s capitalization and other conditions giving rise to the Order. Full satisfaction of the Order’s requirements depends almost exclusively on raising a significant amount of additional capital.

While there are a number of financial institutions of similar size and condition that have been attempting to raise capital over the past year, there has been a very limited amount of private equity that has been raised. Although the Company has not been successful to date in obtaining private equity, it has engaged in numerous discussions and due diligence with private equity investors. The Company will continue to vigorously pursue contacts and discussions with prospective investors. The Company also is continuing its strategy to significantly reduce loans, thereby reducing the required level of capital.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Executive Overview

Results of Operations

The Company’s net loss for the first quarter of 2010 was $12.2 million, or $23.77 per diluted share, compared with net loss of $1.9 million or $3.72 per diluted share for the first quarter of 2009. The 2009 per share amounts have been adjusted to reflect the one-for-ten reverse stock split effective for the Company’s common shares as of March 1, 2010.

Significant items affecting the first quarter 2010 financial results were:

•

Loans decreased $21.0 million, or six percent, as of March 31, 2010 from December 31, 2009, reflecting goals to reduce real estate loan concentrations and reduce assets and related capital requirements, as well as charge-offs.

•

Nonperforming assets decreased $7.8 million, or 15 percent, from December 31, 2009. Nonperforming assets equaled 8.50 percent of total assets at March 31, 2010 compared with 9.56 percent at December 31, 2009.

•

Provision for credit losses was $9.7 million and net charge-offs were $8.0 million compared with a $3.5 million provision and net charge-offs of $8.7 million in the first quarter of the prior year. The level of provisioning and charge-offs in 2010 continues to reflect the decline in appraised values in collateral dependent loans, especially in the residential land development portfolio. The allowance for credit losses, as a percentage of total loans, was 3.75 percent at March 31, 2010.

•

Net interest margin decreased 110 basis points in the first quarter of 2010 compared with the first quarter of 2009 mainly due to the increase in nonaccrual loans and maintaining significant levels of on-balance sheet liquidity. The average cost of interest-bearing liabilities decreased to 2.49 percent from 3.05 percent in the prior year quarter.

•

Noninterest income increased $132,000 in the first quarter of 2010 over the first quarter of 2009, primarily due to death benefits from the settlement of a Bank owned life insurance policy. International trade fees and wire fees decreased $73,000, or 79 percent, due to the planned reduction in the number of non-resident relationships serviced by the Bank’s international trade and wire department. Service charges decreased $42,000, or 18 percent.

•	Total noninterest expense was $6.2 million in the first quarter of 2010 compared with $5.1 million in the respective quarter of 2009:

•	Salaries and employee benefits decreased $199,000.

•	Professional services increased $52,000, or nine percent, and loan collection and related expenses increased $482,000, primarily due to the higher level of nonperforming loans.

•	Foreclosed asset expenses increased $826,000, primarily due to write-downs on five real estate properties totaling $630,000 and $159,000 of losses on sale of other real estate owned.

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

	For the Quarter Ended March 31,
	2010			2009
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Assets
Interest-Earning Assets:
Loans (1) (2) (3)	$335,946	$4,966	5.99%	$431,166	$6,985	6.57%
Taxable securities	28,717	385	5.44%	41,702	545	5.30%
Non-taxable securities (2)	22,006	343	6.32%	21,903	350	6.48%
Federal funds sold	—	—	—	44,165	28	0.26%
Interest-earning balances due from banks and FHLB stock	135,872	77	0.23%	2,484	1	0.16%

Total interest-earning assets (2)	522,541	5,771	4.48%	541,420	7,909	5.92%

Cash and due from banks	8,602			15,713
Allowance for loan losses	(10,904)			(13,241)
Other assets	29,939			44,465

Total assets	$550,178			$588,357

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Savings, money market and interest-bearing demand deposits	$92,194	$147	0.65%	$98,775	$209	0.86%
Certificates of deposit	384,792	2,798	2.95%	364,243	3,257	3.63%
Junior subordinated debentures	12,372	61	2.00%	12,372	109	3.57%
Other borrowings	5	—	9.00%	41	1	8.83%

Total interest-bearing liabilities	489,363	3,006	2.49%	475,431	3,576	3.05%

Noninterest-bearing deposits	46,979			59,686
Other liabilities	4,270			4,549

Total liabilities	540,612			539,666
Shareholders’ Equity	9,566			48,691

Total liabilities and shareholders’ equity	$550,178			$588,357

Net interest income (2)		$2,765			$4,333

Net interest spread			1.99%			2.87%

Yield on average interest-earning assets			4.48%			5.92%
Interest expense to average interest-earning assets			2.33%			2.68%

Net interest income to average interest-earning assets (net interest margin)			2.15%			3.25%

(1)	Loans include loans on which the accrual of interest has been discontinued.
(2)	Interest earned on non-taxable securities and loans has been computed on a 34 percent tax-equivalent basis.
(3)	Loan interest income includes net loan fee amortization of $130,000 and $286,000 for the first quarter of 2010 and 2009, respectively.

The net interest margin as a percentage was 2.15 percent in the first quarter of 2010, compared with 3.25 percent in the same quarter last year. Tax-equivalent net interest income for the three month period ended March 31, 2010 was down $1.6 million from the same period in 2009. Net interest income in 2010 relative to net interest income in 2009 was affected by several factors, including lower loan volumes and fees, the termination of the Company’s interest rate contracts, higher levels of nonperforming loans, higher levels of low yielding cash-equivalent investments and a lower level of non-interest-bearing demand and low-cost money market deposit accounts.

The Company’s yield on average earning assets was 4.48 percent in the first quarter of 2010, compared with 5.92 percent in the first quarter of 2009. The Company estimates that foregone interest on nonaccrual loans of $695,000 reduced the net interest margins for the three month period ended March 31, 2010 by 53basis points. Foregone interest reduced the net interest margin by 47 basis points in the same period of 2009.

The average rate on interest-bearing liabilities fell to 2.49 percent in the first quarter of 2010 from 3.05 percent in the first quarter of 2009. Average funding costs have improved as higher cost deposits that have matured in the past 15 months have been replaced in a lower interest rate environment.

Provision for Credit Losses

The amount of the allowance for credit losses is analyzed by management on a regular basis to ensure that it is adequate to absorb losses inherent in the loan portfolio as of the reporting date. When a provision for credit losses is recorded, the amount is based on, among other things, the current volume of loans and commitments to extend credit, industry concentrations, delinquency trends, past charge-off experience, management’s assessment of the risk of loss on current loans, the level of nonperforming and impaired loans, evaluation of future economic trends in the Company’s market area, and other factors relevant to the loan portfolio. An internal loan risk grading system is used to evaluate potential losses of individual loans. The Company does not, as part of its analysis, group loans together by loan type to assign risk. See “Allowance for Credit Losses” disclosure for a more detailed discussion.

The Company recorded a provision for credit losses of $9.7 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively. Net charge-offs of $8.0 million and $8.7 million were recorded for the three months ended March 31, 2010 and 2009, respectively. Charge-offs in the first quarter of 2010 consisted primarily of $4.4 million in real estate construction loans. The level of charge-offs in 2010 to-date primarily reflected the continued decline in appraised values of residential land development properties.

Non-Interest Income

Non-interest income consisted of the following components:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Service charges on deposit accounts	$188	$230
Fiduciary income	244	226
Increase in cash surrender value of bank-owned life insurance	157	150
International trade fees	12	63
Wire fees	7	29
Mortgage brokerage fees	60	60
Other income	327	116
Other-than-temporary impairment charges on securities	—	(11)

Total noninterest income	$995	$863

Total non-interest income for the three months ended 2010 was $995,000 compared with $863,000 in the respective period of last year. The increase in non-interest income in the first quarter of 2010 was primarily attributable to $208,000 in death benefits from the settlement of a Bank owned life insurance policy. Service charges on deposit accounts were down $42,000 in the first quarter of 2010 when compared with the first quarter of 2009, partially due to a reduction in the number of non-resident relationships served by the Seattle-based international trade department which took place in the first quarter of 2009. Average transaction account balances were down $19.3 million from the first quarter of 2009. The reduction in the number of non-resident relationships also contributed to the reduction in international trade fees and wire fees of $73,000 when compared to the first quarter of 2009.

Non-Interest Expense

Non-interest expense consisted of the following components:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Salaries and employee benefits	$1,986	$2,185
Net occupancy and equipment	644	640
Professional services	622	570
Data processing and communications	248	311
Federal deposit insurance	515	491
Foreclosed asset expense	886	60
Loan collection and related expenses	534	52
Other expense	773	827

Total noninterest expense	$6,208	$5,136

Noninterest expenses in the first quarter of 2010 were $6.2 million, compared with $5.1 million in the same period of 2009. Salaries and employee benefits decreased $199,000, or nine percent, in the first quarter of 2010 compared with the respective period of 2009, primarily due to elimination of incentive compensation plans for 2010.

Professional services increased $52,000 over the same period in 2009. Legal expense for loans increased $150,000 in the first quarter of 2010 primarily due to the higher volume of nonperforming loans. Consulting fees decreased $69,000 in the first three months of 2010 when compared to the same period in 2009, primarily due to external assistance with information technology initiatives that were incurred in the first quarter of 2009 and none in the same period in 2010.

Data processing and communications were down $63,000 as fewer costs were incurred related to the core processing system and communications network in the first quarter of 2010 compared with the first quarter of 2009.

Foreclosed asset expense increased $826,000 in the first quarter of 2010 when compared with the respective quarter in 2009, primarily due to first quarter 2010 write-downs on five real estate properties totaling $630,000 and other real estate properties sold in the same period for a net loss of $159,000.

Loan collection and related expenses were higher by $482,000 in the first three months of 2010 due to an increase in appraisal and collection expenses associated with nonperforming loans.

Income Taxes

As discussed in Note 11 to the Consolidated Financial Statements in Part I, Item 1, all tax benefits from operating losses in 2010 and 2009 have been deferred and all net deferred tax assets have been fully reserved. A 100 percent valuation allowance has been established against the Company’s net deferred tax assets of $23.0 million at March 31, 2010. Excluding the impact of the deferred tax valuation allowance, the benefit for income taxes would have been 40.9 percent for the first quarter of 2010. This compares with a benefit rate of 47.0 percent for the first quarter of 2009. The Company’s annual tax benefit or expense is affected by the amounts of non-taxable loan, investment security and bank-owned life insurance income, as well as available tax credits.

Recent tax legislation lengthened the period to carry back tax losses from two to five years for financial institutions. As a result, the Company reduced its deferred tax asset valuation allowance by $93,000 in the first quarter of 2010 to reflect a receivable of alternative minimum tax paid in prior years. In addition, the Company paid and expensed $6,000 of Oregon state income taxes.

The ability of the Company to recognize any tax benefit from its deferred tax assets in the future, even if it is successful in raising additional capital and attaining future profitability, may be limited by the current Internal Revenue Code. In addition, due to restrictions regarding the amount of deferred tax assets allowable in the determination of regulatory capital, the Company does not expect any material positive impact on the Company’s or Bank’s regulatory capital ratios related to the benefits of its deferred tax assets.

Financial Condition

Investment Securities

All of the Bank’s securities are classified as available for sale and carried at fair value. From time to time securities may be sold to reposition the portfolio in response to strategies developed by the Bank’s asset-liability committee.

The following table presents the composition and carrying value of the Company’s available for sale investment portfolio:

(dollars in thousands)	March 31, 2010	December 31, 2009
U.S. Agency mortgage-backed securities	$19,769	$22,736
Non-agency mortgage-backed securities	12,270	3,385
Municipal bonds	21,919	21,825
Other securities	549	545

	$54,507	$48,491

Total investment securities as of March 31, 2010 increased $6.0 million from December 31, 2009 due primarily to the purchase of seven non-agency mortgage-backed securities. The Company’s securities portfolio consisted of 36 percent of U.S. Agency mortgage-backed securities, 40 percent municipal bonds, and 23 percent non-agency mortgage-backed securities and one percent other securities. The following table presents the composition, amortized cost and estimated fair value of the Company’s available for sale investment portfolio:

(dollars in thousands) March 31, 2010:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$18,722	$1,047	$—	$19,769
Non-agency mortgage-backed securities	13,042	54	(826)	12,270
Municipal bonds	21,322	734	(137)	21,919
Other securities	535	14	—	549

	$53,621	$1,849	$(963)	$54,507

December 31, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency mortgage-backed securities	$21,714	$1,022	$—	$22,736
Non-agency mortgage-backed securities	4,186	22	(823)	3,385
Municipal bonds	21,326	652	(153)	21,825
Other securities	535	10	—	545

	$47,761	$1,706	$(976)	$48,491

At March 31, 2010, the market value of securities available for sale had net unrealized gains of $886,000 compared with $730,000 at December 31, 2009. Gross unrealized gains totaled $1.8 million and gross unrealized losses totaled $963,000 at March 31, 2010 compared with gross unrealized gains of $1.7 million and gross unrealized losses of $976,000 at December 31, 2009. The majority of unrealized losses at March 31, 2010 related to non-agency mortgage-backed securities (“MBS”), with the balance related to certain municipal bonds. The Company believes the unrealized losses on municipal bonds are due to market conditions, not in estimated cash flows. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider its municipal bonds to be other-than-temporarily impaired (“OTTI”).

As of March 31, 2010, gross unrealized losses related to the Company’s non-agency MBS was $826,000, or six percent, of the aggregate cost basis of these securities. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. The Company has ten non-agency MBS, two of which have been in a loss position for greater than 12 months. The Company’s analysis on one non-agency MBS rated less than investment grade indicated a shortfall of estimated contractual cash flows to the tranche of this security owned by the Company. Accordingly, the Company recorded OTTI losses of $86,000 in 2009 because the loss was credit related and it is probable the Company will not recover the entire cost basis of the security. No OTTI charges related to this security were recorded in the first quarters of 2010 and 2009. Management will continue to monitor the credit performance of this security and if the performance deteriorates from current levels, additional OTTI losses may be recognized in the future. The unrealized losses on the other non-agency mortgage backed securities were due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not credit quality. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to be OTTI at March 31, 2010.

Restricted Equity Securities

Restricted equity securities were $1.2 million at March 31, 2010 and December 31, 2009, and consisted primarily of the Bank’s investment in the Federal Home Loan Bank of Seattle (“FHLB”). FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

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

Under Federal Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs. Based on the above, the Company has determined there is not an other-than-temporary impairment of the FHLB stock investment as of March 31, 2010.

Loans

Total loans outstanding were $322.3 million and $343.3 million at March 31, 2010 and December 31, 2009, respectively. The Company reduced loans $21.0 million, or six percent, from year-end 2009 balances. This loan reduction reflected the Company’s goals of reducing real estate loan concentrations and decreasing assets to reduce its capital requirements. Loan reductions have been achieved primarily through non-renewal of loans. Loan charge-offs also contributed to reduced loan balances. Unfunded loan commitments were $23.5 million at March 31, 2010 and $28.0 million at December 31, 2009. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The following table presents the composition of the Company’s loan portfolio, in accordance with bank regulatory guidelines for preparation of the call report at the dates indicated:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$63,914	19.8%	$69,726	20.3%
Real estate:
Construction	30,562	9.5%	42,058	12.2%
Residential 1-4 family	35,424	11.0%	38,792	11.3%
Multifamily	15,683	4.9%	15,535	4.5%
Commercial	174,533	54.0%	175,105	50.9%

Total real estate	256,202	79.4%	271,490	78.9%
Installment and other consumer	2,522	0.8%	2,604	0.8%

Total loans	$322,638	100.0%	$343,820	100.0%

Loans with fixed interest rates	$152,682		$152,926
Loans with variable interest rates	169,956		190,894

Total loans	$322,638		$343,820

The Company’s real estate construction and land development loans were 10 percent of the loan portfolio at March 31, 2010, down from 12 percent at year-end 2009. The decrease primarily related to loan payoffs and the suspension of solicitation of additional business in construction and land development loans, as well as charge-offs. The following table illustrates real estate construction loans by project type.

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Residential construction
1-4 family residential	$2,875	9.4%	$4,601	10.9%
Multi-family/condominiums	463	1.5%	557	1.3%
Residential land development	17,576	57.5%	21,253	50.6%
Commercial construction	9,648	31.6%	15,647	37.2%

	$30,562	100.0%	$42,058	100.0%

The Company’s commercial real estate loans as of March 31, 2010 were 54 percent of the loan portfolio compared to 51 percent at December 31, 2009. Management believes that commercial real estate collateral may provide an additional measure of security for these loans, and that lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. The Company’s commercial real estate portfolio to-date has experienced low delinquency rates and only modest deterioration in the present downturn. However, no assurance can be given that residential real estate or other economic factors will not affect this portfolio. The table below illustrates the breakdown of the commercial real estate portfolio.

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate
Owner occupied	$98,418	56.4%	$103,468	59.1%
Non-owner occupied	76,115	43.6%	71,637	40.9%

	$174,533	100.0%	$175,105	100.0%

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

Amounts Available for Other Factors. Management also attempts to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses. The quarterly analysis of specific and general allocations of the allowance is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. In the analysis of the overall level of the allowance, management considers bank regulatory exam results and findings of external credit examiners in its quarterly evaluation of the allowance for credit losses.

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

The following table shows the components of the allowance for credit losses for the periods indicated:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent
General	$8,179	68%	$8,227	79%
Specific	2,187	18%	1,720	17%
Special	416	3%	379	4%
Amounts available for other factors	1,289	11%	30	—%

Total allowance for credit losses	$12,071	100%	$10,356	100%

Management’s evaluation of the loan portfolio resulted in a total allowance for credit losses of $12.1 million at March 31, 2010, compared with $10.4 million at December 31, 2009. The allowance for credit losses, as a percentage of total loans, was 3.75 percent at March 31, 2010 compared with 3.02 percent on December 31, 2009. The amount of the general reserve at March 31, 2010 decreased to 68 percent of the allowance from 79 percent of the allowance at December 31, 2009. The specific allowance increased from year-end 2009 primarily due to specific reserves being recorded on six collateral dependent loans totaling $9.8 million.

The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio and the Company’s commitments to extend credit to borrowers. Overall, management believes the allowance for credit losses is adequate to absorb losses in the loan portfolio at March 31, 2010, although there can be no assurance that future loan losses will not exceed management’s current estimates or that the level of nonperforming loans will subside.

Charge-offs in the first three months of 2010 and 2009 totaled $8.5 million and $9.2 million, respectively. Of these totals, 52 percent in 2010 and 57 percent in 2009 were related to real estate construction loans. Such loans accounted for 10 percent of the total loan portfolio at March 31, 2010 and 36 percent of the total loans on nonaccrual status.

The following table shows the Company’s loan loss performance for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Loans outstanding at end of period, net of deferred fees	$322,286	$418,199
Average loans outstanding during the period	$335,946	$431,166
Allowance for credit losses, beginning of period	$10,356	$13,994
Loans charged off:
Commercial	1,120	2,540
Real estate:
Construction	4,366	5,298
Residential 1-4 family	1,669	223
Commercial	1,290	1,161
Consumer and other	28	8

Total loans charged off	8,473	9,230

Recoveries:
Commercial	401	490
Real estate
Construction	55	3
Residential 1-4 family	1	—
Commercial	—	2
Consumer and other	4	5

Total recoveries	461	500

Net loans charged off during the period	8,012	8,730
Provision for credit losses	9,727	3,505

Allowance for credit losses, end of period	$12,071	$8,769

Ratio of net loans charged off to average loans, annualized	9.67%	8.21%
Components:
Allowance for loan losses	$11,976	$8,427
Liability for unfunded credit commitments	95	342

Total allowance for credit losses	$12,071	$8,769

Allowance for loan losses/total loans	3.72%	2.02%
Allowance for credit losses/total loans	3.75%	2.10%
Allowance for loan losses/nonperforming loans	29%	26%
Allowance for credit losses/nonperforming loans	30%	27%

At March 31, 2010, the Company’s recorded investment in impaired loans was $40.8 million, compared with $48.5 million at December 31, 2009. A specific reserve of $2.2 million was recorded on six loans totaling $9.8 million at March 31, 2010. The remaining loans were carried at the lower of the loan’s contractual balance or the estimated fair value of collateral, with corresponding charges to the allowance for loan losses. The Company’s impaired loans are expected to be resolved over the coming quarters; however, further declines in collateral market prices could materially affect the Company’s results of operations and financial condition.

The Company reviews the loans in its portfolio regularly for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal due. A loan is not considered to be impaired during a period of minimal delay (less than 90 days) unless available information strongly suggests impairment. The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. In determining the fair value of collateral, the Company obtains external appraisals. Appraisals are obtained at least annually and more frequently if market factors dictate. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

Non-performing assets include repossessed real estate or other assets and loans for which the accrual of interest has been suspended. The following table presents information on the Company’s non-performing assets, classified by bank regulatory guidelines for the preparation of the Call Report, and loans past due greater than 90 days and still accruing interest at the dates indicated:

(dollars in thousands)	March 31, 2010	December 31, 2009
Loans on nonaccrual status
Commercial	$3,186	$5,668
Real estate
Construction
1-4 family residential	2,055	2,394
Other construction	12,518	17,097

Total construction	14,573	19,491
Residential 1-4 family	7,771	7,476
Commercial real estate	15,252	15,846

Total real estate	37,596	42,813

Total nonaccrual loans	40,782	48,481
Other real estate owned	4,262	4,348

Total nonperforming assets	$45,044	$52,829

Total assets	$529,709	$552,412

Percentage of nonperforming assets to total assets	8.50%	9.56%

Percentage of nonaccrual loans to total loans	12.65%	14.12%

Loans past due greater than 90 days and accruing	$—	$—

Total nonperforming assets were $45.0 million at March 31, 2010, compared with $52.8 million at December 31, 2009, a decrease of $7.8 million, or 15 percent. Payments received on and charge-offs of nonaccrual loans exceeded the balance of new nonaccrual loans in the first quarter of 2010. The continued high level of nonperforming assets is attributable to continued stress on borrowers and their performance. The economy in the Bank’s market area is dependent to a significant degree on real estate and related industries (i.e. construction, housing). Although the Bank maintains a diversified loan portfolio, the present downturn in real estate, including construction, has had an adverse effect on borrowers’ ability to repay all types of loans and has affected the Company’s results of operations and financial condition. The Bank frequently reviews and updates its underwriting guidelines and monitors its delinquency levels for any negative or adverse trends and adjusts projected loan concentration limits and credit standards when necessary. Management remains concerned about the residential housing slowdown and the effect it has had on credit quality. Management has increased monitoring of construction and land acquisition loans and has ceased originations in these portfolios.

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

There were no loans accounted for as troubled debt restructurings at March 31, 2010 and December 31, 2009. Restructuring of a loan may be granted in response to borrower financial difficulty and will generally provide for a temporary modification of loan repayment terms. Modification of terms such as one or a combination of the following would classify the debt as a troubled debt restructuring:

•	Reduction of the stated interest rate for the remaining original life of the debt.

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.

•	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	Reduction of accrued interest.

Nonaccrual loans at March 31, 2010 totaled $40.8 million, compared with $48.5 million at December 31, 2009. At March 31, 2010, approximately 93 percent of nonaccrual loans were real estate secured. The majority of the real estate collateral is located in the Puget Sound area of northern Washington and the Portland, Oregon/Vancouver, Washington metropolitan area. Loans placed on nonaccrual during the first quarter totaled $4.2 million. Of these loans placed on nonaccrual, $2.8 million related to loans secured by 1-4 family, $588,400 related to real estate construction and development loans and $855,400 related to commercial real estate loans. Commercial and industrial loans placed on nonaccrual in the first quarter of 2010 totaled $399,700. The following table presents activity in nonaccrual loans for the first three months of 2010:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Beginning balance, January 1	$48,481	$15,689
Additions to nonaccrual	4,181	31,276
Transfers to accrual	(546)	(4,999)
Payments	(4,142)	(2,142)
Charge-offs	(6,280)	(4,859)
Transfers to foreclosed assets	(912)	(2,798)

Ending balance, March 31	$40,782	$32.167

Upon acquisition of real estate collateral through foreclosure, the property is promptly marketed for sale. If offers or indication of interest are not received within a short period of time, the offering price is analyzed and market conditions reviewed to assess whether a lower price reflects the market value of the property and would enable a sale of the property. Property appraisals are updated at least annually and more frequently if market factors dictate. Increases in valuation adjustments recorded in a period are primarily based on updated appraisals or management’s authorization to reduce the selling price during the period. Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected costs to sell.

Foreclosed assets (other real estate owned (“OREO”) and other repossessed assets) totaled $4.3 million at March 31, 2010 and December 31, 2009. At March 31, 2010, the Company had nine OREO properties. One property totaling $1.9 million, or approximately 45 percent of the balance at March 31, 2010, related to one residential real estate construction project in the Portland, Oregon metropolitan area. A residential real estate construction project and two single family residences totaling $912,300 were foreclosed on and transferred to OREO during the first quarter of 2010. Property carried at $368,300 was sold in the first quarter of 2010 for a loss of $159,100. The following table presents activity in the foreclosed assets portfolio for the first three months of 2010 and 2009:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Beginning balance, January 1	$4,348	$4,838
Additions to foreclosed assets	912	2,926
Valuation adjustments	(630)	—
Sales of foreclosed assets	(368)	(2,538)

Ending balance, March 31	$4,262	$5,226

Deposits

We offer various deposit accounts, including noninterest-bearing checking and interest-bearing checking, savings, money market and certificates of deposit. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Our goal remains to maximize our noninterest-bearing demand deposits relative to other deposits and borrowings in order to minimize our interest expense. The following table presents the composition of the Company’s deposit liabilities on the dates indicated:

(dollars in thousands)	March 31, 2010	December 31, 2009
Noninterest-bearing demand deposits	$45,292	$46,510
Savings deposits	15,942	16,069
Interest-bearing demand deposits	42,294	43,546
Money market deposits	34,233	34,452
Certificates of deposit under $100,000	225,670	267,020
Certificates of deposit over $100,000	150,151	116,174

Total	$513,582	$523,771

Total deposits decreased $10.2 million from year-end 2009, primarily due to a $28.4 million decrease in brokered deposits. As a result of the Bank’s regulatory capital classification, it has not been able to accept or renew any brokered deposits since mid-2009, and the Bank is subject to interest rate restrictions on deposits. The rates currently paid by the Bank on any new or renewed deposits are limited to 75 basis points over the average national rate for deposits with comparable terms. The Bank expects to be further restricted in the pricing of new or renewed deposits as a result of being critically under-capitalized. The FDIC may restrict the Bank from paying rates on deposits that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the Banks normal market areas. To the extent that competitors in the Bank’s market decide to pay higher rates than we are permitted to as a result of the Bank’s regulatory restrictions, the Bank may experience a disintermediation of deposit funds.

Total brokered deposits were $134.7 million at March 31, 2010, compared with $163.1 million at December 31, 2009. To offset reduced relationship deposits and maturing brokered CD’s and CDARs deposits, the Bank utilized internet listing service time deposits. Internet listing sourced deposits increased $22.6 million in the first quarter of 2010, as national brokered CD’s decreased $26.4 million and CDARs deposits decreased $1.9 million from December 31, 2009. Future restrictions on the Bank’s ability to accept internet deposits may occur as the result of the Bank’s declining capital levels. To increase core deposits, the Bank has begun a variety of marketing programs to attract additional local deposits targeted at the retail level, as well as more aggressive efforts towards acquiring business-customer demand deposits.

At March 31, 2010, the Bank had $35.7 million of public deposits and the largest public depositor balance was $31.2 million. The Washington Public Deposit Protection Commission (“WPDPC”), which governs all Washington public deposits, adopted a resolution in January, 2010, which requires public depositaries to have no more than 50 percent of public deposits in accounts under the FDIC’s Transaction Account Guarantee (“TAG”) program by March 31, 2010, 25 percent by April 30, 2010 and zero percent by May 31, 2010. Financial institutions are required to collateralize 100 percent of all uninsured public funds. In April 2010, the WPDPC suspended the requirements to reduce public deposits in TAG accounts below the 50 percent target, as a result of the FDIC’s extension of the TAG program through at least December 31, 2010. The Company does not anticipate any significant impact to its liquidity as a result of the WPDPC’s public deposit collateral requirements.

Borrowings

As of March 31, 2010, the Company had one wholly owned Delaware statutory business trust subsidiary, Cowlitz Statutory Trust I (the Trust), which issued $12.0 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $12.4 million of junior subordinated debentures of the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines that limit inclusion of trust-preferred securities and certain other preferred capital elements to 25 percent of core capital elements. However, as of March 31, 2010, trust preferred securities were excluded from Tier 1 capital since the Company’s equity balance was negative. The interest rate is based on the 3-month LIBOR plus 1.75% and is adjusted quarterly. The effective rate at March 31, 2010 was 2.01 percent.

Beginning with the payment that was due in September 2009, the Company has deferred regularly scheduled interest payments on its outstanding junior subordinated notes relating to its Trust Preferred Securities. Under the terms of the junior subordinated notes and the trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods. The Company is not in default with respect to the Trust Preferred Securities, and the deferral of interest does not constitute an event of default. The Company will continue to accrue interest, but the Company will not make cash interest payments until such time as it elects to resume payments. This action is consistent with the Company’s current business strategy to preserve cash balances at the holding company. During the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock. The amount of deferred interest was $212,300 at March 31, 2010.

Liquidity

Liquidity represents the ability to meet deposit withdrawals and fund loan demand, while retaining the flexibility to take advantage of business opportunities. Daily and short-term liquidity needs have been principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased, internet service listing deposits and, depending on the availability of collateral, borrowings from the FHLB. As mentioned elsewhere, the Bank is currently restricted by its Consent Order from issuing or renewing brokered deposits. Despite this restriction, the Bank maintained a significant on-balance sheet liquidity position at March 31, 2010 through its core deposit base, issuance of internet service listing deposits and benefit of the increased FDIC deposit insurance limits.

Secondary sources of liquidity include sale of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. Investments in securities available for sale were $54.5 million at March 31, 2010, with $49.3 million of these securities pledged as collateral to secure public deposits and borrowing lines. The prices for loans and other assets are subject to market volatility that often discounts the value below the Bank’s carrying value of the asset. Consequently, even though the Bank may increase liquidity by the sale of assets, the Bank would recognize a loss and further reduce its capital if it were to sell assets at below their carrying value.

Longer term funding needs can be met through a variety of wholesale sources that have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities. In addition, the Company may also issue trust preferred securities, subordinated debt and common or preferred stock to address liquidity or capital needs, depending on market conditions.

Liquid assets, mainly balances held at the Federal Reserve Bank, totaled $125.3 million at March 31, 2010, compared with $130.9 million at December 31, 2009. As discussed previously, the Company has taken strategic actions to increase its short-term liquidity. The Company is selective in the renewal of loans at maturity and has declined loan renewals for borrowers that are loan-only credits where Cowlitz Bank is not the borrower’s primary bank. In addition, the Bank will likely decline loan renewals for borrowers who have risk factors the Bank deems unacceptable going forward, such as violation of loan terms and poor repayment history. Lastly, the Bank is working diligently to reduce nonperforming assets as quickly as possible. The Company can provide no assurance to its successful implementation of these plans or that further deterioration in economic conditions and deposit trends will not have a material adverse affect on the Company’s liquidity.

The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank of Seattle (the “FHLB”) that permits it to borrow up to 20 percent of the Bank’s assets, subject to collateral limitations. The line is available for overnight federal funds and with the collateral available on March 31, 2010, the Company believes the Bank could borrow up to approximately $65 million. FHLB borrowings in excess of $26.4 million would require the Company to purchase additional FHLB stock. The Bank also has access to additional liquidity through the Federal Reserve’s credit programs, subject to collateral limitations. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Bank’s access to secured borrowings.

At March 31, 2010, the Bank had one overnight federal funds borrowing line with a correspondent bank that provided access to an additional $7.3 million for short-term liquidity needs, subject to collateral requirements. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for their purchase of federal funds on a short-term basis due to the present adverse economic environment.

As disclosed in the accompanying Consolidated Statements of Cash Flows, net cash flows used by operations in the first three months of 2010 and 2009 were $2.1 million and $1.2 million, respectively. The net cash used by operations in the first three months of 2010 and 2009 was primarily due to the net operating loss. Net cash flows from investing activities of $6.4 million in the first three months of 2010 related primarily to the decrease in loan balances, and mortgage-backed securities repayments, net of securities purchased. Net cash flows from investing activities of $12.6 million in the first quarter of 2009 was primarily from proceeds of maturities of investment securities, loan reductions and sales of foreclosed assets and an interest rate swap. Cash used by financing activities in the first three months of 2010 was primarily due to a net decrease in deposits. Net deposit increases provided most of the cash from financing activities in the first three months of 2009.

Capital Resources

Management is committed to maintaining capital at a level sufficient to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements. The Company and the Bank are required to maintain minimum amounts of capital to “risk-weighted” assets, as defined by banking regulators. As of March 31, 2010, the Bank’s risk based capital ratios were categorized as “critically under-capitalized” under the regulatory framework for Prompt Corrective Action due to the Tier 1 leverage capital ratio falling below two percent. See the “Recent Developments” section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the Company’s regulatory status.

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2010
Total risk-based capital:
Consolidated	$(1,411)	(0.42)%	$27,093	≥	8.00%	N/A		N/A
Bank	$14,746	4.36%	$27,062	≥	8.00%	$33,828	≥	10.00%
Tier 1 risk-based capital:
Consolidated	$(1,411)	(0.42)%	$13,546	≥	4.00%	N/A		N/A
Bank	$10,421	3.08%	$13,531	≥	4.00%	$20,297	≥	6.00%
Tier 1 (leverage) capital:
Consolidated	$(1,411)	(0.26)%	$22,007	≥	4.00%	N/A		N/A
Bank	$10,421	1.89%	$22,015	≥	4.00%	$27,519	≥	5.00%

December 31, 2009
Total risk-based capital:
Consolidated	$27,538	7.40%	$29,759	≥	8.00%	N/A		N/A
Bank	$27,291	7.34%	$29,739	≥	8.00%	$37,174	≥	10.00%
Tier 1 risk-based capital:
Consolidated	$14,424	3.88%	$14,880	≥	4.00%	N/A		N/A
Bank	$22,571	6.07%	$14,870	≥	4.00%	$22,304	≥	6.00%
Tier 1 (leverage) capital:
Consolidated	$14,424	2.50%	$23,087	≥	4.00%	N/A		N/A
Bank	$22,571	3.91%	$23,087	≥	4.00%	$28,859	≥	5.00%

The Bank level capital ratios set forth above are substantially higher than the capital ratios at the Consolidated level. This is mainly because regulatory calculations give different treatment to the $12.4 million in Trust Preferred debt proceeds. At the Company level, Trust Preferred debt is excluded from regulatory capital, while it is fully included at the Bank level at December 31, 2009. At March 31, 2010, the entire amount of Trust Preferred debt is excluded from regulatory capital.

The holding company had approximately $378,000 of available cash at March 31, 2010, and continues to analyze all of its capital management options. The Company will face additional restrictions from the Board of Governors of the Federal Reserve based on the Bank’s capitalization, other conditions giving rise to the Consent Order and the decline in the consolidated regulatory capital ratios that fell below capital adequacy minimums as of December 31, 2009.

The Company is continuing its efforts to raise additional capital from a variety of sources, which would be contributed as common equity to the Bank. Any potential investment would be subject to due diligence and may require the approval of the Company’s shareholders. Certain prospective investors have engaged in various stages of due diligence as to the condition of the Company including discussions with management as well as a review of historical financial information and financial analyses of future performance, including loan portfolio credit quality. There can be no assurance that the Company’s efforts to raise additional capital will be successful. If capital is available, the costs of such capital may be very high and extremely dilutive to existing shareholders. If the Company cannot raise additional capital the Bank may be subject to additional adverse regulatory action. If capital levels continue to deteriorate, it is likely that the Company will need to seek to merge with another institution or raise capital through new investors in an extremely dilutive transaction on terms that could be considered unfavorable by current shareholders, or face the prospect of being placed into receivership, resulting in a complete loss of an investment in the Company.

Stock Repurchase Program

In September 2007, the Company announced a stock repurchase program for up to 50,000 shares (restated for the reverse stock split (one-for-ten) effective March 1, 2010). Under the program, the Company intended to use existing funds to finance any repurchases. When evaluating timing and amount of common stock repurchases, management considers a number of factors including, but not limited to, projected earnings generation, risk weighted asset growth, capital ratios relative to regulatory capital guidelines, availability and cost of other capital resources and the market valuation of its stock price. No shares were purchased as of March 31, 2010 and none are expected to be purchased in 2010. The Company is currently restricted from repurchasing its common stock without approval of the Federal Reserve Bank and becoming current with respect to interest payments on its trust preferred securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Bank’s earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of the Bank’s management, including general economic conditions, and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income is dependent upon on the maturities of the assets and liabilities. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset/liability position to obtain the maximum yield-cost spread on that structure. Such structuring includes the use of interest rate derivative contracts. Interest rate risk is managed through the monitoring of the Bank’s gap position and sensitivity to interest rate risk by subjecting the Bank’s balance sheet to hypothetical interest rate shocks using a computer based model. In a falling rate environment, the spread between interest yields earned and interest rates paid may narrow, depending on the relative level of fixed and variable rate assets and liabilities. In a stable or increasing rate environment the Bank’s variable rate loans will remain steady or increase immediately with changes in interest rates, while fixed rate liabilities, particularly certificates of deposit, will only re-price as the liability matures. The Company’s assessment of market risk as of March 31, 2010 indicates there were no material changes in the quantitative and qualitative disclosures from those made in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As previously reported in our Form 10-K for the year ended December 31, 2009, there was a material weakness in our internal control over financial reporting related to the valuation of impaired assets, including the timely charge-off of collateral dependent loans and write-downs of other real estate owned. This section of Item 4T, “Controls and Procedures,” should be read in conjunction with Item 4T, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2009 for additional information on Management’s Report on Internal Controls Over Financial Reporting.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, determined that there was insufficient evidence to conclude that the material weakness had been remediated. Additional time is required to collect evidence for testing and evaluating the control deficiencies noted below. To address the control deficiencies, we performed additional analysis and other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As of March 31, 2010, the unremediated material weakness was ineffective controls over the valuation of impaired assets. The material weakness resulted from the aggregation of the following deficiencies:

•	Ineffective controls related to valuation of impaired loans, including timely charge-off of collateral dependent loans; and

•	Personnel involved in other real estate owned valuation did not communicate updated appraisal results in a timely fashion to accounting personnel for accounting and disclosure consideration.

Remediation

Remediation efforts surrounding ineffective controls over valuation of impaired assets are ongoing and include strengthening corporate oversight of impaired asset valuation methodologies and processes, and improving the timeliness of communications between the Special Assets Group and accounting personnel for accounting and disclosure consideration. Additional changes will be implemented as determined necessary.

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

Except as noted below, there were no material changes to the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2009.

Capital necessary to absorb losses and return the Bank to compliance with regulatory standards may not be available.

The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support operations. The Company is exploring alternatives to raise additional capital to support operations and absorb loan losses, but the Company’s ability to raise additional capital will depend on conditions in the capital markets, which are outside the Company’s control, and on the Company’s financial performance and prospects. Accordingly, the Company cannot be certain of its ability to raise additional capital. The Bank’s regulatory capital ratios are currently categorized as “critically under-capitalized,” which places further regulatory restrictions on the Company and the Bank, and will result in further FDIC action designed to improve the Bank’s condition and increase capital levels by June 30, 2010. The FDIC may appoint a receiver for a critically undercapitalized bank after 90 days at such capital levels. In addition, we entered into a Consent Order with the FDIC and Washington Department of Financial Institutions that requires the Bank to increase capital ratios above the “well-capitalized” level and if the Company and the Bank cannot raise capital to such levels the Bank could face additional adverse regulatory action. If we cannot raise additional capital when needed, our financial condition and our ability to maintain or improve our capital position to support our operations and to continue as a going concern could be materially impaired.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits. The following constitutes the exhibit index.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed March 31, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-K filed March 31, 2009)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

99.1	Stipulation and Consent Order with FDIC and Washington Department of Financial institutions (incorporated by reference to Exhibit 99.1 to Form 8-K filed February 2, 2010)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010

Cowlitz Bancorporation (Registrant)

By:

/s/ Richard J. Fitzpatrick
Richard J. Fitzpatrick, President and Chief Executive Officer

/s/ Gerald L. Brickey
Gerald L. Brickey, Vice-President and Chief Financial Officer